Form 10-K405
period 1996-12-31
UOL PUBLISHING INC
filed 1997-03-28
CIK 943742

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                     to

                         Commission file number 0-21421

                              UOL PUBLISHING, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     54-1290319
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

            8251 GREENSBORO DRIVE                                 22102
                  SUITE 500                                     (ZIP CODE)
               MCLEAN, VIRGINIA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 703-893-7800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                           ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on March 13, 1997, on the NASDAQ National Market System was approximately $31,847,229 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

     As of March 13, 1997, the registrant had outstanding 3,186,167 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated herein by reference into Part III.
================================================================================

     Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, risks relating to uncertainties relating to dependence on strategic partners and third party relationships, managing rapid growth, dependence on online distribution, security risks, government regulations, regulatory filings and competition.

                                     PART I

ITEM 1.  BUSINESS.

     UOL Publishing, Inc. (the "Company") believes it is a leading publisher of high quality, interactive and on-demand educational courseware for the online education and training market through the World Wide Web (the "Web"). The Company introduced its first Web-based demonstration course in November 1995, and its first revenue-generating Web-based course in Spring 1996. The Company is building its courseware library through a combination of strategic acquisitions and partnering with academic institutions and business partners. The Company's existing courseware library includes approximately 60 academic and professional courses in subject matter areas such as business, management, finance, accounting and technology, and approximately 145 training modules for industry-specific employee training in subject matter areas such as basic technical and development skills. The Company converts courses and training modules that it believes are proven and popular in these diverse subject matter areas to the Company's interactive, online format. The Company offers its courseware primarily to part-time students and working adults in partnerships with academic institutions and business partners. The Company plans to develop and expand its network of academic and business partners, its portfolio of courseware and related products, and its distribution system as rapidly as possible.

     The Company plans to grow through internal courseware development and through acquisition of educational and training products with significant existing customer bases. The Company expects that acquisition and partnering strategies will enable it to expand the depth and breadth of its courseware library and augment its customer base. The Company believes that acquisitions and partnering will provide cross-marketing opportunities to introduce new courses to its existing customers and to offer its existing courseware library to new customers in 1997 and beyond.

INDUSTRY BACKGROUND

  Traditional Higher Education Market

     Education for part-time students and working adults is a rapidly growing segment of the education market, primarily as a result of rising tuition for full-time programs and the demand for increasing skills required by employers. As the United States economy continues to shift from a focus on industry to one focused on information and knowledge, employers seeking to compete successfully in the marketplace find it necessary to invest more in the education and training of their employees. In 1995, over 76 million adults, or 40% of all Americans over the age of 16, participated in some form of part-time educational program. According to an International Foundation of Employee Benefits survey, more than 90% of companies surveyed currently offer continuing education as an employee benefit and 97% plan to offer this benefit by the year 2000. In addition, during 1996, approximately 134,000 organizations in the United States with more than 100 employees spent approximately $60 billion to provide education and training to approximately 59 million of their employees.

     The Company believes that the education and training market for part-time students and working adults will continue to expand, for the following reasons:

     - Increasing Need for Education. Rapid technological and business change and increased competition are forcing more people to continue education or training throughout their careers. Additionally, employers often require and are willing to pay for continuing education for career advancement.

     - Rising Education Costs. Full-time education has become expensive for many students as tuition costs of higher education have undergone an eight-fold increase since 1965. Between 1970 and 1995, the number of part-time students enrolled in higher education programs grew from approximately 3.0 million to approximately 6.7 million, or 139%, while full-time enrollment grew only 44% over the same period.

     - Cost-effective Communication Technology. Approximately 25% of education and training costs are related to travel. Online delivery of education and training significantly reduces such travel expenses and permits resources to be concentrated directly on the educational process. In addition, online delivery of education and training permits education to be delivered on-demand, thereby reducing or eliminating costs associated with students' time away from work.

  Use Of Technology In Higher Education

     Historically, academic institutions, training organizations and corporations have provided education through the traditional classroom and traditional distance learning methods (satellite-based delivery, mail exchanges, voice mail, CD-ROMs). Academic institutions may face fiscal constraints that prevent them from expanding their facilities to meet the demands created by rising enrollments. Time and space constraints inherent in traditional classroom methods make classroom education inconvenient and inefficient, especially for part-time students and working adults. Distance learning addresses space limitations by allowing students to take courses at remote locations. Due to its scalability, the Company's Web-based delivery system enables academic institutions, training organizations and corporations to extend their reach more cost-effectively than other distance learning methods. In addition, Web-based delivery can provide students a significant degree of time and place independence.

     The Company's courseware benefits from the structural changes in the way content can be managed, delivered and consumed that were caused by the advent of the Web and online technologies. The use of such technologies can lower publishing costs and could significantly increase demand. Online technology makes it possible to combine the best elements of online connectivity between students and teachers and the interactivity of a CD-ROM. The use of new technology is so pervasive that nearly 25% of all educational institutions (15% of public institutions and 33% of private institutions) plan to use the Internet for instruction. According to the American Internet User Survey, education will be one of the major uses of the Internet in the future. The Company believes that its online courseware combines convenience, affordability, self-pacing, standardized curricula, individualized tailoring of courses, immediate performance measurement and a high degree of student-teacher interaction.

  Online Technologies And The World Wide Web

     Since the advent of the Web portion of the Internet and graphical Web browsers in the early 1990's, the popularity of the Internet has increased dramatically. Web-based intranet usage is predicted to overtake Internet usage before the year 2000. Intranets, which run on open transmission control protocol/internet protocol ("TCP/IP") networks, enable companies to utilize servers and browsers designed to be used for the Web in their own applications distributed over an internal network. International Data Corporation ("IDC") has estimated that approximately 200 million people worldwide will have access to the Internet by the end of 1999, up from approximately 38 million at the end of 1995. In addition, according to IDC, the market for intranet software products and services in the year 2000 will exceed $3 billion, up from approximately $276 million in 1995 and the estimated expenditures for Internet software products and services will exceed $6 billion in the year 2000, up from approximately $259 million in 1995. Growth in the number of Internet users has been fueled by a number of factors, including: the existing and increasing numbers of personal computers ("PC's") in the workplace and at home; improvements in the performance and speed of PC's and modems; improvements in network infrastructure; enhanced ease of access to the Internet provided by Internet service providers; consumer-oriented online services and long distance telephone companies; emergence of standards for Internet navigation and information access; declining costs of Internet service due to increased competition among access providers; and increased awareness of the Internet among businesses and consumers. Further, the Company believes that the emergence of online technologies, such as those embodied in the Internet and the Web, are economical and effective methods of distribution of digital information and that such methods present a significant opportunity to publishers of educational and training content.

     The Company believes that over the next several years, the speed and commercial use of the Internet will increase with the development of higher bandwidth communication and online access through affordable devices in addition to PC's, such as online access terminals, cable modems, televisions, video phones and personal digital assistants. The Company expects that it will offer its courseware through these online technologies to the extent that they evolve and gain popular acceptance for the delivery of education and training to part-time students and working adults.

     The use of the Company's products and services will depend in large part upon the development of an infrastructure for providing online access and services. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether such networks will prove to be viable commercial marketplaces. Such networks have experienced, and are expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the infrastructures of such networks will continue to be able to support the demands placed on them by this continued growth. In addition, such networks could lose their viability due to delays in the development or adoption of new standards and protocols (for example, the next-generation Internet Protocol) to handle increased levels of activity, increased governmental regulation or other factors. There can be no assurance that the infrastructure or complementary services necessary to make such networks viable commercial marketplaces will be developed, or that if developed, such networks will become viable commercial marketplaces for products and services such as those offered by the Company. In particular, such networks are an unproven medium for education. In the event such networks fail to become a viable education medium, there can be no assurance the Company will be able to overcome the costs and difficulties associated with adapting to alternative media, if and when they become available. If such networks do not become viable commercial marketplaces or do not develop as a viable medium for education, the Company would be materially adversely affected.

  Company Strategy

     The Company's strategy is to be the leading publisher of online Web-based courseware for the education and training market. The Company plans to develop and expand its network of academic and business partners, its portfolio of courseware and related products, and its distribution systems.

     - Build Content Library. The Company's goal is to be the publisher of the largest library of Web-based courseware for online education and training. The Company plans to expand its existing courseware library through acquisitions, strategic alliances with partners and internal development. See "Business -- Products and Services."

     - Publish High Quality, High Demand Courseware. The Company's strategy involves publishing market-tested, high quality products focused on subject areas in high demand by part-time students and working adults, such as business, management, finance, accounting, technology, basic technical and developmental skills and industry-specific subjects. See "Business -- Products and Services."

     - Leverage Strategic Partnerships. The Company's strategic partnerships generally combine the Company's online publishing expertise, marketing abilities and distinctive Web-based environment with its partners' course content, student base, accreditation and certification. The Company believes that by developing such strategic partnerships with a network of academic institutions and corporations, it will be able to leverage its partners' strengths and accelerate awareness and acceptance of its online educational content. As of December 31, 1996, the Company had entered into contractual arrangements with eight academic institutions and 14 strategic business partners. See "Business -- Strategic Partners."

     - Expand Through Acquisitions. The Company believes that it can rapidly and cost-effectively build its courseware library and customer base through strategic acquisitions of complementary businesses, products, services and technologies. The Company is currently examining a variety of acquisition strategies designed to enhance and to expand the Company's library of courseware. See "Business -- Acquisitions."

     - Develop Brand Recognition. The Company believes that establishing and maintaining brand recognition is critical to its strategy of becoming the leading publisher for online education and training. The Company plans to achieve brand recognition through marketing efforts and the creation of a proprietary user interface, which incorporates audio, animation, graphics and text as appropriate to create a stimulating learning experience. See "Business -- Products and Services -- Interactive System Tools."

     - Develop Proprietary Technology. The Company intends to continue to develop and enhance the features and functionality of its proprietary technology, and to develop courseware internally in certain circumstances. Current technology development efforts include expansion of its proprietary Lesson Management and Class Management systems, as well as completion of the Courseware Construction Set, which is designed to allow customization of courses. See "Business -- Products and Services -- Interactive System Tools."

     - Capitalize on Cross-Marketing Opportunities. The Company's approach of developing Web-based education and training sites for institutions and businesses provides it with cross-marketing opportunities. UOL's web-site promotes the courses offered by its academic and business partners to students currently using its system, as well as potential students through the Web. For example, a student enrolled in one of the Company's online courses will be made aware of courses offered by other UOL strategic partners. In addition, UOL intends to have links to its web-site from the web-sites of its partners. See "Business -- Sales and Marketing."

PRODUCTS AND SERVICES

     Generally a student can enroll in the Company's courses either through traditional in-person, telephone or mail enrollment, or via the Internet, Web or other online technology. The student typically pays tuition directly to the Company's relevant business or academic partner, which then pays the Company a portion thereof. The student can then access the courseware online, typically through a PC with a modem. Once the student has completed the course online, the Company's relevant partner will provide the student with credit or certification, if appropriate.

  Existing Courseware Library

     The Company's existing courseware library includes approximately 60 academic and professional courses in what it believes to be high-demand subject matter areas such as business, management, finance, accounting and technology, and approximately 145 training modules for industry-specific employee training in subject matter areas such as basic technical and development skills. Although the Company does not provide accreditation or certification itself, the majority of its current courses and training modules provide either accreditation or certification through its strategic partners. The current library was built from a combination of the acquisition of CYBIS courseware from Control Data, the CTA acquisition and strategic partnerships with academic institutions and business partners.

     In Spring 1996, the Company introduced Event Management I, the first of a series of seven planned Event Management courses. In Fall 1996, the Company introduced nine new Web-based courses that are accredited or certified through three of its academic partners and one business partner. During Fall 1996, there were a total of 57 enrollments in Managerial Statistics and Event Management I, II and III. The Company's average share of tuition revenue per student for these courses was approximately $100. The Company has also developed and introduced two of its own non-accredited courses (Windows on the Web -- Netscape Navigator Edition and Windows on the Web -- Microsoft Explorer Edition). The current versions of these courses are being offered on the Company's website at no charge. The Company expects to begin charging a fee of approximately $100 per course for the enhanced versions of these courses during 1997.

     A listing of the Company's existing Web-based courseware, as of December 31, 1996, is provided below.

COURSE/MODULE                                  TARGET AUDIENCE            PRIMARY PARTNER(S)
-------------                                  ---------------            ------------------
DIALOG (1 course)............................  Professional               Dun & Bradstreet, Inc.
Event Management Certificate Program (3
  courses)...................................  Professional               Educational Services
                                                                          Institute/The George Washington
                                                                          University.
Business and Mathematics (29 courses)........  Higher Education           Joint Committee on Computer-Based
                                                                          Instruction/Federal.
Electric Power Utilities (20 courses)........  Technical                  Northern States Power/PacifiCorp.
Advanced Expository Writing (1 course).......  Higher Education           Park College
American Literature (1 course)...............  Higher Education           Park College
Business Communications (1 course)...........  Higher Education           Park College
Business Writing (1 course)..................  Higher Education           Park College
Complex Organizations (1 course).............  Higher Education           Park College
Technical Writing (1 course).................  Higher Education           Park College
Income Tax Preparation (1 course)............  Professional               People's Income Tax, Inc.
Managerial Statistics (1 course).............  Higher Education           George Mason University Institute
                                                                          of Graduate and Professional
                                                                          Studies and Xavier University
Windows on the Web -- Netscape Navigator
  Edition (1 course).........................  Professional               *
Windows on the Web -- Microsoft Explorer
  Edition (1 course).........................  Professional               *
Personal Development (24 modules)............  Professional               Crisp Publications, Inc.
Performance Appraisals (1 module)............  Professional               Dun & Bradstreet, Inc.
Graybar Electrical Education (34 modules)....  Professional/Technical     Graybar Electric Company, Inc.
Electric Circuits (32 modules)...............  Technical                  International Thomson
                                                                          Publishers/Delmar
Product Application (40 modules).............  Professional/Technical     National Association of
                                                                          Electrical Distributors, Inc.
                                                                          ("NAED")
Thomas & Betts Signature Series (8
  modules)...................................  Professional/Technical     Thomas & Betts Corporation, NAED
Scientific Products (6 modules)..............  Professional/Technical     VWR Corporation

---------------
* Developed and distributed by the Company.

  Planned New Courseware Selections

     In addition to the Company's existing library of Web-based courses, as listed in the table above, the Company plans to introduce approximately 40-50 additional courses in 1997 through its current and potential new academic and/or business partners, including those set forth in the table below.

                                                                                                          ANTICIPATED
COURSE                             TARGET AUDIENCE          PRIMARY PARTNER                                 RELEASE
------                             ---------------          ---------------                               ----------
Statistical Analysis (1
  course)........................  Professional/Technical   American Chemical Society                  Spring 1997
Autodesk Product Training (14
  courses).......................  Professional             At a Glance Software, Inc.                 Spring 1997
                                                            CAD CAM Center
                                                            CAD Institute
                                                            Republic Research Training, Inc.
                                                            Technical Software, Inc.
                                                            Autodesk Press
Financial Accounting (1
  course)........................  Higher Education         George Mason University                    Spring 1997
                                                            Institute of Graduate and Professional
                                                            Studies
Accounting Tutorial (1 course)...  Higher Education         John Wiley & Sons, Inc.                    Spring 1997
Financial Statement Analysis for
  Non-Financial Managers (1
  course)........................  Higher Education         New York University                        Spring 1997
Data Communications and Networks
  (1 course).....................  Higher Education         Park College                               Spring 1997
Financial management (1
  course)........................  Higher Education         Park College                               Spring 1997
Introduction to Programming (1
  course)........................  Higher Education         Park College                               Spring 1997
Personal Financial Management (1
  course)........................  Higher Education         Park College                               Spring 1997
Principles of Management (1
  course)........................  Higher Education         Park College                               Spring 1997
Lab Safety (1 course)............  Higher Education         University of Toledo                       Spring 1997
Fundamentals of International
  Business (1 course)............  Professional             Georgetown University                      Spring 1997
Project Management Certificate
  Program (7 courses)............  Professional             Education Services Institute/The George    Spring/Fall 1997
                                                            Washington University
Planned Giving (6 courses).......  Professional             California State University - Long Beach,  Spring/Fall 1997
                                                            University College and Extension Services
Event Management (4 courses).....  Professional             Educational Services Institute/The George  Fall 1997
                                                            Washington University
Management Communication (2
  courses).......................  Professional             American Society of Association            Fall 1997
                                                            Executives
Purchasing Certificate Program (4
  courses).......................  Professional             California State University - Long Beach,  Fall 1997
                                                            University College and Extension Services
Accounting (1 course)............  Higher Education         Educational Services Institute/The George  Fall 1997
                                                            Washington University

     The Company believes that the convenience and cost-savings offered by its online versions of these courses will attract a portion of the students who would enroll in classroom-based versions of these courses, as such online versions become available. The Company also believes that its online distribution system will provide its partners with access to students who otherwise would not take their courses. The Company anticipates that the number of modules offered by CTA and the number of business partners of CTA will increase in 1997. There can be no assurance, however, that the Company will achieve these goals.

  Interactive System Tools

     The Company has designed a platform-independent delivery system that is capable of operating on virtually any PC. The Company's delivery system supports a wide variety of tools and utilities supplied by third parties, such as Netscape's or Microsoft's Web browser, Macromedia's Shockwave or Apple Computer's Quicktime viewer. In addition, the Company has designed the following proprietary software tools that it expects to create brand recognition for the Company as a leading publisher of online education and training:

          Lesson Management System. To allow electronic guidance, monitoring and management of students through the courseware, the Company has developed the Lesson Management System, which pre-tests students on learning objectives defined by the course author or instructor, and then creates a personalized study plan based on the level and breadth of the student's knowledge. The Lesson Management System, intended primarily for use by students, tracks each student's progress through a course's assigned lessons, measures mastery of the learning objectives through the Test Architect System, and, if necessary, offers alternative paths and methods of instruction. The final version of the Lesson Management System was completed and launched on schedule in December 1996.

          Class Management System. To allow the system to handle courseware written by any party under an open architecture standard, the Company has developed a database manager which allows instructors to give administrative direction to students in the online classroom. The Class Manager, compliant with ODBC standards (a nonproprietary industry protocol), handles remote enrollment and payment processing, test creation and administration, and automatic course progress tracking and reporting (a gradebook). The final version of the Class Management System was completed and launched on schedule in December 1996.

          Courseware Construction Set. To allow instructors to create a customized online course, the Company developed a visual building block facility to produce courses from small, individual lessons or "courselets." Using a natural language pattern-matching and semantic processing technology, the Courseware Construction Set allows instructors to search the Company's library of courselets, retrieve the appropriate instructional materials, and then build a customized course through a familiar drag and drop interface. Courselets are authored as discrete units of instruction and are presented through a series of proprietary, format-specific templates called PointPages. PointPages can range from text screens to digital videos and from plain graphical images to complex software simulations, all within the same course. PointPages are designed to allow instructors with no knowledge of programming to construct multimedia-rich interactive Web-based courses. The Company is currently beta-testing the Courseware Construction Set and anticipates that the final version will be available in early 1997.

     The Company designs its tools in order to create brand recognition for the Company as a leading supplier of online education in content, as well as in systems. In addition, the Company believes that its tools render the Company's courseware affordable, convenient, easy to use and administer, and provides the Company with a competitive edge in attracting additional strategic partners.

     The market for the Company's products and services is rapidly evolving in response to recent developments relating to online technology and is characterized by evolving industry standards and customer demands and an increasing number of market entrants who have introduced or developed online products and services. It is difficult to predict the size and growth rate, if any, of this market. As is typical in the case of a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Moreover, critical issues concerning the commercial use of online networks (including reliability, cost, ease of use and access, quality of service and market acceptance) remain unresolved and may impact potential future growth. Although costs have been decreasing while ease of use, market acceptance and access have been increasing, there can be no assurance these trends will continue. Furthermore, the rapid growth in the use of online networks has led to cases of system overload and other failures. Therefore, reliability and quality of service continue to be particularly critical issues for this developing market. The Company's future success will depend in significant part on its ability to continue to improve the performance, features and reliability of its products and services in response to both evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful in developing, integrating or marketing such products or services. In addition, new product releases by the Company may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and adversely affecting the Company.

STRATEGIC PARTNERS

     A critical part of the Company's strategy to rapidly and cost-effectively build a library of quality courseware is the establishment of strategic alliances with academic institutions and other business partners. The Company believes that its online distribution system will provide its partners with access to students who otherwise would not take their courses.

ACADEMIC INSTITUTIONS

     As of December 31, 1996, the Company had strategic relationships with eight academic institutions that have significant enrollments, offer broad curricula and provide the Company an opportunity to publish online courseware developed by such institutions. With the exception of the Company's agreement with New York University, all of the Company's agreements with these academic institutions provide the Company exclusive rights to, or limit the partner's right to, for itself or in conjunction with others, develop and/or distribute the online courseware subject to the agreements. The academic institutions will market these courses in the same manner as their existing, traditional course offerings, including through direct mail, course catalogs, print advertising and through web-sites. The Company plans to enter into strategic relationships with additional academic institutions by the end of 1997. However, except as described herein, the Company has no current understandings, commitments or agreements with any new academic partners, and it may not be successful in negotiating agreements with new academic partners in the future.

     Park College. After successful completion of a pilot course in Business Communications with Park College in Spring 1996, the Company and Park College entered into an agreement in June 1996, pursuant to which the Company is developing 11 additional courses for Park College. The additional courses include Business Writing, Technical Writing, American Literature and Expository Writing. Under the terms of this agreement, Park College granted the Company the exclusive license to distribute the 11 online courses for the duration of the copyright terms applicable to such courses. Park College agreed to pay the Company a percentage of gross tuition revenues it receives from its students enrolled in such courses and the Company agreed to pay Park College a royalty equal to a percentage of the net tuition revenues received by the Company from students enrolled in these courses at other institutions. The term of this agreement is five years and is automatically renewable for successive one-year terms thereafter. Park College is a four-year private liberal arts, co-educational college. The Park College School for Extended Learning Military Resident Center System is one of the nation's largest specialized higher education programs for military personnel, consisting of approximately 26,000 enrolled students.

     California State University Institute. The Company entered into an agreement in June 1996 to permit it to provide services to the 23 campuses in this statewide university system. The Company plans to launch the first two of a six-course Planned Giving certificate program during Spring 1997 with the California State University-Long Beach. The Company plans to offer additional courses in 1997 in such areas as technology, engineering and business. Under the terms of this agreement, the Company was granted the exclusive worldwide license to distribute certain online courses to be identified and selected by the parties. This license survives termination of the agreement for the duration of the copyright terms applicable to the online courses developed under the agreement. The Company is entitled to receive a percentage of the total tuition paid by all students enrolled in these online courses. The term of this agreement is five years and is automatically renewable for successive one-year terms thereafter. The California State University system currently serves over 300,000 students throughout California.

     New York University. The Company entered into an agreement with New York University's School of Continuing Education ("NYU") in September 1996 to develop, promote and distribute an online course entitled Financial Statement Analysis for Non-Financial Managers. This course is scheduled for release to NYU's students in Spring 1997. Subject to the Company's payment of royalties to NYU based on the tuition actually received from students taking the course at other academic institutions, NYU has granted the Company a non-exclusive worldwide license to distribute the course for educational purposes. In consideration for developing, promoting and distributing the course to NYU students, NYU has agreed to pay the Company a distribution fee equal to a percentage of the tuition received by NYU from its students registered for the course. The term of this agreement is for one year following NYU's first delivery of course materials to the Company and is automatically renewable for four successive one-year terms thereafter. NYU has a continuing education enrollment of approximately 60,000 students.

     The George Washington University. The Company entered into an agreement with Educational Services Institute ("ESI") in August 1995, as amended in September 1996, to jointly develop courses to be marketed with The George Washington University ("George Washington"). ESI is a seminar company holding rights to deliver off-campus versions of certain George Washington courses. The agreement provides that ESI, in association with George Washington, will license to the Company selected course materials owned by or licensed to ESI, and make available to the Company the authors or subject matter experts relating to such materials, for the purpose of allowing the Company to develop and distribute online versions of such courses to students at George Washington and other academic institutions with which the Company has a relationship. Each of ESI and the Company are entitled to receive a portion of the revenues received from the sale of these online courses. ESI and the Company share copyright and full distribution rights to the courses developed under the agreement and ESI is bound by a noncompetition covenant for a period of three years following termination of the agreement prohibiting ESI, for itself or in conjunction with others, from developing or distributing any online products relating to the courses. The term of this agreement is five years and is automatically renewable for successive one-year terms thereafter. The Company currently offers three courses of a seven-course Event Management program providing online instruction and resources in the fundamentals of event management. The online version was developed from the seminar-based Event Management program that ESI currently conducts throughout the United States. Total enrollment in Event Management, which was and will continue to be offered in a seminar-based format, has been approximately 300 students since the program was initiated in 1995. In addition to Event Management, the Company plans to offer courses in Project Management and Accounting in 1997. George Washington has a total enrollment of approximately 20,000 students.

     George Mason University. The Company entered into a five-year agreement with George Mason University's ("GMU") Institute of Graduate and Professional Business Studies in February 1996 to develop certain core MBA requirement courses. Managerial Statistics was released in Fall 1996 and Financial Accounting is scheduled to be offered in Spring 1997. UOL plans to release additional business courses with GMU in 1997. The Company and GMU are evaluating other GMU programs and courses for development and implementation in 1997 including Non-Profit Management and a variety of liberal arts courses. Under the terms of this agreement, GMU granted the Company the exclusive worldwide right to distribute the online courses developed under this agreement for a period of time to be negotiated in good faith by the parties. GMU will pay the Company a fee based on the number of students registered for the online course. GMU has total enrollment of approximately 22,000 students.

     University of Toledo. The Company entered into an agreement with the University of Toledo in June 1996 to develop professional development online courses through the University of Toledo's University College division. Some of the disciplines under consideration for development include business management, marketing, communication skills, production and manufacturing operations, safety and regulatory compliance, criminal justice and healthcare. The Company and the University of Toledo are planning to deliver the first online course, Lab Safety, in Spring 1997 and the Company expects that at least three additional courses will be added during 1997. Under the terms of this agreement, the University of Toledo granted the Company the exclusive worldwide license to sell, license and distribute the online courses developed under this agreement, such license to survive termination of the agreement for a period of ten years following completion of online course development. The University of Toledo agreed to pay the Company a percentage of gross tuition revenues it received from its students enrolled in such courses and the Company agreed to pay the University of Toledo a royalty equal to a percentage of the revenues received by the Company from the sale of these courses to other students. The term of this agreement is five years and is automatically renewable for successive one-year terms thereafter. The University of Toledo has an enrollment of approximately 22,000 students.

     Georgetown University. The Company entered into an agreement with the Georgetown University School of Business ("Georgetown") effective in October 1996 to develop, promote and distribute a 20-hour pilot online course entitled Fundamentals of International Business as part of Georgetown's International Executive Education Certificate Program. This online course is scheduled for release to Georgetown's students in Spring 1997. The Company and Georgetown are evaluating other Georgetown course materials for development and implementation in accordance with the agreement, provided the pilot course is successfully completed. Under the terms of the agreement, Georgetown granted the Company the exclusive worldwide right to sell, license and distribute the online courses developed under the agreement for the duration of the copyright term(s) applicable to the online courses (provided, however, that Georgetown retains the right to offer the same underlying courses through other parties in another online format). The Company may also offer the online courses to other end users and through its other partners upon obtaining Georgetown's prior consent. Georgetown will pay the Company a fee equal to a percentage of the tuition received by Georgetown from its students registered for online courses. Similarly, the Company will pay to Georgetown a royalty equal to a percentage of the net revenues it receives from any sales effected through UOL's academic partners. The initial term of this agreement is one year.

     Xavier University. The Company entered into an agreement with Xavier University ("Xavier") in December 1996 to license an online upper-level managerial statistics course. The course will be offered to Xavier's students for the Spring 1997 semester. This course was derived from the online Managerial Statistics course currently offered to students in connection with the Company's partnership with GMU. UOL is currently delivering this online course to Xavier students on a pilot basis in anticipation that, if the pilot program is successful, the parties will target selected Xavier courses for online conversion under the agreement. Under the terms of the agreement, the Company has the exclusive worldwide right to distribute the courses developed under the agreement in an online format for the duration of the copyright term(s) applicable to such online courses. Xavier will pay the Company a license fee for each student enrolled in an online course.

  Autodesk And Other Business Partners

     As of December 31, 1996, the Company had strategic relationships with Autodesk and 13 other business partners. It plans to continue to establish relationships with additional business partners, in particular those which offer access to large numbers of users (including the prospective partner's employees or customers), vendors and resellers, as well as significant amounts of content. Under these arrangements, the Company's partner generally agrees to use its best efforts to market and promote the Company's products and services and to share with the Company the net revenues generated from access and other fees charged to such partner's end-users.

     Autodesk. The Company entered into an agreement with Autodesk, a PC software company with more than three million users and total sales of software and related products for the fiscal year ended January 31, 1996 in excess of $546,000,000, to build a "virtual campus" system. The virtual campus, which was launched in December 1996, consists of a "bookstore" which offers products, services and online courseware. The products, services and courseware will be developed and/or offered by Autodesk business partners, such as Autodesk-authorized training centers, educational resellers and developers (sometimes with development assistance from the Company) pursuant to agreements with the Company, which is responsible for development and operation of the virtual campus. In addition, the virtual campus provides users access to new software product demonstrations, new software product releases and an opportunity to participate in software certificate and assessment programs. Six Autodesk business partners (At a Glance Software, Inc., CAD CAM Center, CAD Institute, Republic Research Training, Inc., Technical Software, Inc. and Autodesk Press) have already entered into agreements with the Company to work with the Company to prepare courseware, products and services on the virtual campus.

     In 1996, approximately one million students took Autodesk courses through various institutions, including approximately 50,000 Autodesk users who attended courses at authorized training centers. In 1997, the Company anticipates that a portion of these courses will be taken by Autodesk users online, and other Autodesk software and related products will be purchased through the virtual campus.

     The Company entered into an agreement with InternetU, Inc. ("InternetU") in September 1996, as amended, pursuant to which InternetU has the right to pay the Company up to $1,550,000 over time based upon the achievement of certain development milestones, in return for a share of the revenues received by UOL through the virtual campus. InternetU made the first payment of $250,000 to the Company in January 1997. In connection with this agreement InternetU will also have the right to receive warrants to purchase up to 73,172 shares of Common Stock of the Company. As of March 15, 1997, InternetU had made payments to UOL entitling it to receive warrants to purchase 11,802 shares of the 73,172 shares of Common Stock of the Company. InternetU has also purchased 12,416 shares of the Company's Common Stock.

     In summary, the Company will be responsible for all development and operation costs of the Autodesk virtual campus, and will provide marketing and support for the virtual campus. In exchange for its commitment, the Company will receive a percentage of revenues from three primary sources through the virtual campus: Autodesk courseware revenues; product and service revenues; and advertising revenues.

     Graybar Electric Company, Inc. Cognitive Training Associates, Inc. ("CTA"), a subsidiary of the Company, entered into an agreement with Graybar Electric Company, Inc. ("Graybar") in June 1994 to develop and distribute electrical, telecommunications and data training modules to Graybar's employees via a company-based intranet system developed by CTA. CTA develops training modules for delivery over the intranet and grants to Graybar a license to the modules, together with a perpetual, worldwide, exclusive license to use CTA's proprietary Chalkboard software to access the network. CTA receives site license fees for each employee accessing the network, a development fee for each training module converted by CTA for distribution on the network, monthly maintenance and support fees, and hourly online network fees. The term of this agreement is three years and may be renewed by Graybar for successive one-year terms thereafter. CTA's training modules are available over the network to more than 6,000 Graybar employees.

     Thomas & Betts Corporation. CTA entered into an agreement in March 1996 with Thomas & Betts Corporation ("Thomas & Betts") to develop and distribute proprietary training modules to employees of Thomas & Betts in a variety of subject areas, including management, finance, word processing, computer training and personal development, via either Thomas & Betts' intranet or the Web. Licensing and royalty rights to modules developed under this agreement are to be determined on a case-by-case basis. Under the agreement, CTA is entitled to receive a network and linkage set-up fee, site access fees for each employee taking a training module, a monthly service and support fee, a fee for CTA's construction of an operating system that will warehouse specified applications (as well as an annual fee for maintaining such system) and hourly online network fees. The term of this agreement is five years and it may be renewed by Thomas & Betts for successive one-year terms thereafter. Thomas & Betts has more than 10,000 employees.

     Digital Equipment Corporation. The Company entered into an agreement in February 1997 with Digital Equipment Corporation ("Digital") to further develop an interactive online university known as the Digital Virtual Campus. Under the agreement, Digital has committed approximately $100,000 for the development of the Digital Virtual Campus and a six-hour online version of a Digital certificate course to provide sales training to their employees and sales channel partners. This course is scheduled for release to Digital's employees and partners in May 1997. The Company is entitled to receive the full tuition amount charged to users of this course. In addition, the parties are negotiating the terms under which the Digital Virtual Campus would feature six sales and/or technical related courses from UOL's courseware library.

     Multimedia Learning, Inc. The Company entered into a Joint Marketing Agreement in March 1997 with Multimedia Learning, Inc. ("MLI"), pursuant to which each party will develop and/or market selected online course materials of the other party to its customer base. In connection therewith, each party has granted the other party distribution rights (which rights are exclusive with respect to certain of the selected courses), subject to each party's retention of the right to distribute and otherwise market such courses itself. The parties have agreed to pay percentage royalties to one another for sales of products covered by the agreement based upon which party makes the sale and which party owns the underlying rights to such products. Under the agreement, the Company also has agreed to pay MLI for its services in developing certain of the selected courses. The initial term of the agreement is two years and is automatically renewable for successive one-year terms thereafter.

     Other Business Partners. The Company has entered into agreements with several other business partners, such as Dun & Bradstreet, Inc., People's Income Tax, Inc., the American Society of Association Executives, the American Chemical Society, John Wiley & Sons, Inc., VWR Corporation, National Association of Electrical Distributors, Inc., International Telecommunications Union, Northern States Power, PacifiCorp. and the Student Loan Marketing Association (Sallie
Mae). Pursuant to these agreements, the Company is developing or converting courseware for online distribution and use.

     As academic institutions and businesses expand their online education and training efforts, the Company believes that its strategic relationships with publishers will enable it to deliver online courseware that is based on proven and popular textbooks or other publications and is supported by the Company's proprietary system tools for enrolling, instructing, testing and managing students.

     The Company is substantially dependent on relationships with its partners with respect to acquisition of content and distribution of the Company's products and services. To date, various content providers, including academic institutions and business partners, have entered into agreements with the Company. Certain of these agreements contain limits on the use of the courseware, do not address future content and may be terminated by either party upon breach of any material obligation or upon a bankruptcy, insolvency or similar filing. In addition, the Company believes that it will be necessary in the future to license additional courseware. There can be no assurance that the Company will be able to maintain and modify, if necessary, its existing agreements or enter into agreements with prospective content providers, or that the content providers will be satisfied with the revenues received through arrangements with the Company. In particular, the Company's planned introduction of additional courses depends upon its relationships with current and anticipated future strategic partners. Except as described in this report, while the Company is actively pursuing relationships with additional strategic partners, the Company has no current material understandings, commitments or agreements with any new strategic partners, and it may not be successful in negotiating agreements with new strategic partners in the future. Moreover, if the Company is required to pay increased fees to its content providers, such increased payments will have an adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Distribution and positioning of the Company's products and services is dependent upon their compatibility with web browsers provided by Netscape Communications Corporation ("Netscape") and Microsoft Corporation ("Microsoft"), and access to online networks through arrangements with Internet service providers such as NETCOM On-Line Communications Services, Inc., PSI Net Inc. and UUNET Technologies, Inc. The Company is also dependent on web-site operators that provide links to the Company's web-sites. Although the Company views these relationships as important direct and indirect factors in the generation of revenues, most of the Company's arrangements do not require future commitments to provide access or links to the Company's products or services, are not exclusive and may be terminated at the convenience of the other party. Moreover, the Company does not have agreements with web-site operators who provide links to the Company's sites, and such web-site operators may terminate such links at any time without notice to the Company. In addition, there can be no assurance that the Company's partners regard their relationship with the Company as important to their own respective businesses and operations, that they will not reassess their commitment to the Company's products or services at any time in the future or that they will not develop their own competitive products or services, that the products or services of those companies that provide access or links to the Company's products or services will achieve market acceptance or commercial success or that the

Company's existing relationships will result in successful product or service offerings or the generation of significant revenues for the Company. Failure of one or more of these entities to achieve or maintain market acceptance or commercial success or the termination of one or more successful relationships could have a material adverse effect on the Company. In addition, the termination of the Company's position on a web browser or the grant to a competitor of an exclusive arrangement with respect to positioning on a web browser would significantly reduce traffic on the Company's web-sites which would have a material adverse effect on the Company.

     The Company's distribution strategy is to develop multiple distribution channels. The Company sells its products through direct sales, the Internet and its strategic partners. There can be no assurance that the Company will be able to attract resellers and partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, certain of UOL's resellers and partners may compete with one another and the Company, and the Company may also be required to manage conflicts among its resellers and partners. For example, certain of UOL's partners have required UOL to refrain from linking its products with competing products. The Company may be adversely affected by pricing pressure or other adverse consequences of competition or conflict among or with its resellers and partners, or should any reseller or partner fail to adequately penetrate its market segment. The inability to recruit, manage or retain important resellers or partners, or their inability to penetrate their respective market segments, would materially adversely affect the Company.

ACQUISITIONS

     The Company believes that acceptance of its products and services in the marketplace depends upon, among other things, breadth and depth of courseware in high demand subject areas. The Company's core library of courseware originally was acquired from Control Data in January 1994. See Note 5 of Notes to UOL Financial Statements.

     In August 1996, in exchange for 42,487 shares of the Company's Common Stock, the Company acquired CTA, a Texas corporation providing technology-based online training products and services to academic institutions, corporations and governmental agencies. In connection with this transaction, the Company issued options to purchase 22,091 shares of Common Stock of the Company and entered into an employment contract with its founder, Michael L. Brown. During 1996, CTA modules were made available on intranets through CTA's strategic partners to a potential audience of approximately 29,000 students. An average of approximately 2,000 students complete CTA modules each month.

     In March 1997, the Company acquired Ivy Software, Inc. ("Ivy"), a Virginia corporation that develops and distributes business and accounting software for the academic education market, for $314,000 in cash and potential future payments not to exceed approximately $862,000, which are based upon integration of operations, conversion of software and operating results. In connection with this transaction, the President and sole shareholder of Ivy entered into a three-year consulting agreement with the Company. This acquisition also provides the Company with direct access to Ivy's approximately 200 customers in the academic marketplace, ranging from community colleges to large universities.

     Management believes that the acquisition of the CYBIS division of Control Data, CTA and Ivy, as well as other future acquisitions, if any, have provided and will provide critical additions to the Company's courseware library and that by increasing the volume and diversity of its courseware, the potential for strategic relationships will be enhanced. The Company plans to make additional acquisitions designed to enhance and expand its courseware library and user audience. Except as disclosed in this report, no such acquisitions or investments are currently pending and the Company has no current understandings, commitments or agreements with respect to any acquisition.

     Any acquisition is accompanied by such risks as, among other things, the difficulties in assimilating the operations and personnel of acquired companies, potential disruption to the Company's ongoing business, difficulties of incorporating acquired technology into the Company's products and additional expense associated with amortization of acquired intangible assets. In addition, paying for any future acquisitions with Company Common Stock or cash could result in potential dilution to the value of the Company's Common

Stock, require the Company to raise additional financing, which may not be available on terms favorable to the Company and/or have an adverse effect on the Company's liquidity. In pursuing its acquisition strategy, there can be no assurance that the Company will be able to identify attractive targets and make successful acquisitions in the future on commercially reasonable terms, or that it will be successful in overcoming these risks or any other problems encountered in connection with acquisitions.

SALES AND MARKETING

     The Company's primary marketing goals are to create a strong brand identity as a leading educational courseware publisher for corporations, academic institutions and other business partners, and to establish its core technology as an affordable option for continuing education and training needs. As of December 31, 1996, the Company had eight full-time employees and one part-time employee in sales and marketing. The Company markets its products and services through a variety of means, including the Internet, direct sales, strategic marketing partners, resellers and other arrangements. The Company intends to use cross-marketing opportunities available through partners with web-sites or "home pages" to promote its products and services and to recruit students. The Company believes that continuing to form strategic marketing alliances with partners who will sell, promote and market the Company's products and services, will be important for rapid market penetration.

     The Company changed its business focus in 1993, and therefore has limited marketing experience in its current industry. The Company's direct sales and marketing staff does not have significant experience marketing in the Company's developing industry. There can be no assurance that the Company will be able to recruit or retain skilled sales and marketing personnel. The Company relies to a large extent on its academic and business partners to market its courseware to students. As such, the Company's marketing will be dependent in part upon the efforts of third parties, such as Internet service providers and the Company's partners and resellers. There can be no assurance that such efforts will be successful or that such parties will not reassess their commitment to the Company.

CUSTOMERS

     The Company's customers consist of its academic institution and business partners, through which it offers its products and services to part-time students and working adults. In 1996, two of the Company's customers accounted for more than 10% of its revenues: Fort Levinworth, 28.7%, a user of CYBIS courseware, and InternetU, Inc., 26.5%. In addition, a significant portion of the Company's revenues since January 1994 have been generated through the licensing of CYBIS courseware. The Company currently anticipates that future revenues may continue to be derived from sales to a limited number of customers, although the Company's largest customers in the future may not be users of CYBIS courseware because the Company believes that CYBIS revenues will not be substantial compared to the Company's expected future revenues (although there can be no assurance that the Company will be successful in generating significant revenues from other sources). Accordingly, the cancellation or deferral of a small number of contracts or license agreements would have a material adverse effect on the Company.

COMPETITION

     The market for educational and training products and services is highly competitive and the Company expects that competition will continue to intensify. Although the Company believes that its competitors do not currently offer Webbased, interactive, on-demand courseware, there are no substantial barriers to entry in the online education and training market. Many institutions and businesses provide accredited and/or certified continuing education or training that is taught on a part-time basis. In addition to traditional classroom and distance learning providers, other institutions such as Apollo Group, Inc. through University of Phoenix and Jones Intercable Inc. through Mind Extension University offer their own accredited courses online or in an email-based format. They, and many other education providers, use some of the Company's methods, including email, bulletin boards, electronic conferencing and CD-ROMs, as well as other methods, such as satellite communications and audio and video tapes.

     Many of the Company's existing competitors, as well as a number of potential new competitors (including the Company's partners), have significantly greater financial, technical and marketing resources than the Company. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies, and to devote greater resources to the development, promotion and sale of their services than the Company. A number of the Company's current customers and partners have also established relationships with certain of the Company's competitors, and future customers and partners may establish similar relationships. In addition, the Company's partners could use information obtained from the Company to gain an additional competitive advantage over the Company. There can be no assurance that the Company's competitors will not develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's products and services. Moreover, there can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on online networks. Due to the increasing popularity and use of online networks, it is possible that a number of laws and regulations may be adopted with respect to online networks, covering issues such as user privacy, pricing, and the characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of online networks, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company. Moreover, the applicability to online networks of existing laws governing issues such as property ownership, sales taxes, libel and personal privacy is uncertain. Furthermore, as a publisher of educational materials, the Company could be subject to accreditation or other governmental regulations. Any new legislation or regulation applicable to online networks, the Company or its products or services could have a material adverse effect on the Company.

     Because materials may be downloaded by the online or Internet services operated or facilitated by the Company or the Internet access providers with which it has a relationship and be subsequently distributed to others, there is a potential that claims will be made against the Company for copyright or trademark infringement or other legal theories. Such claims have been brought against online services in the past. Although the Company carries general liability insurance, the Company's insurance may not cover claims of this type, or may not be adequate to cover all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company.

CYBIS BUSINESS

     In 1991, the Company acquired from Control Data certain rights to resell the CYBIS online courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. In 1994, the Company acquired the CYBIS division of Control Data, together with a perpetual nonexclusive license for the CYBIS courseware, and agreed to act as subcontractor to Control Data (which retained its hardware and proprietary mainframe operating system that is used to deliver the CYBIS courseware and is used in other aspects of Control Data's ongoing business) to support CYBIS customers. The Company's ability to distribute a portion of the CYBIS courseware is limited by the terms of its license.

     Since 1994, a significant portion of the Company's revenues have been generated through the licensing of the CYBIS courseware to employees of various federal government agencies, including the Joint Committee on Computer-Based Instruction and the Redstone Arsenal, as well as to students at various academic institutions, including the University of Massachusetts. The Company is responsible for the CYBIS computer-based education and training portion of certain CYBIS contracts to which Control Data is a party, as well as support and other services under such contracts. The Company receives from Control Data all revenue attributable to portions of these contracts, less a 5% administration fee. Since 1994 the Company's CYBIS revenues have been declining due to budgetary constraints of government agencies and the continued migration of CYBIS customers away from mainframe applications. While the Company expects to continue to receive CYBIS revenues for the next two to three years, the Company believes that such revenues will not be substantial compared to the Company's expected future revenues. The Company believes that Web-based courseware developed from the CYBIS courseware, to the extent not restricted by the terms of its license, may contribute to revenues in the future.

CTA BUSINESS

     CTA was incorporated in Texas in 1989 and engages in the development of technology based applications via distributed networks for educational institutions, corporations and government agencies. CTA customers can access these applications from remote locations using the Internet or their organization's intranets. CTA also provides consulting services related to training systems, distance learning networks and systems integration. During 1996, applications produced and managed by CTA have been available on intranets of CTA's strategic partners which have a potential population of 29,000 students. An average of approximately 2,000 students complete CTA modules each month. In 1996, CTA introduced a new service of providing Internet access to individual subscribers and businesses.

     In August 1996, the Company acquired CTA in exchange for 42,487 shares of the Company's Common Stock. The Company believes that CTA provides not only an established customer base, but also a critical addition of content, particularly in the electrical, medical and scientific equipment subject areas, which has enhanced the Company's courseware library.

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company has obtained registered trademarks in the United States for UOL, Chalkboard, the Virtual Workforce and the slogan "What you think . . . is our business" and has applied for the registration of certain of its other trademarks, including Courseware Construction Set, Registrar Architect, Test Architect, Course Architect, Test Wizard, the UOL logo and the slogan "Take It Online". The Company intends to apply for registration of UOL Publishing. The Company will continue to evaluate the registration of additional service marks and trademarks as appropriate. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect the Company's proprietary technology. Any such litigation may be timeconsuming and costly, cause product release delays, require the Company to redesign its products or services or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or services or design around patents or other intellectual property rights of the Company. In addition, distributing the Company's products through online networks makes the Company's software more susceptible than other software to unauthorized copying and use. For example, online delivery of the Company's courseware makes it difficult to ensure compliance by the Company with contractual restrictions, if any, as to the parties who may access such courseware. The Company plans to allow users to download electronically certain of its courseware content, which could adversely affect the Company's ability to collect payment from users that obtain copies from the Company's existing or past customers. If, as a result of changing legal interpretations of liability for unauthorized use of the Company's software or otherwise, users were to become less sensitive to avoiding copyright infringement, the Company would be materially adversely affected.

EMPLOYEES

     As of December 31, 1996, the Company had 47 employees, including 27 full-time and two part-time employees primarily involved in product development activities, eight full-time and one part-time in sales and marketing, and nine in finance and administration. The Company believes that its employee relations are good.

     The Company has experienced rapid growth and expansion which has placed a significant strain on its administrative, operational and financial resources. The Company's performance is substantially dependent on the performance of its executive officers and key employees, some of whom have worked together for only a short period of time. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company maintains "key man" life insurance in the amount of $1,000,000 each on Narasimhan P. Kannan, Chairman of the Board of Directors and Chief Executive Officer, and Carl N. Tyson, President and Chief Operating Officer, and has employment agreements with certain of its executive officers. However, neither such insurance nor such agreements necessarily fully compensate the Company for, or preclude, the loss of the services of the relevant personnel. The Company anticipates that future growth, if any, will require it to identify, recruit, hire, train and retain a substantial number of new technical, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate and retain such personnel. The Company's ability to manage its growth successfully will also require the Company to expand its administrative, operational, management and financial systems and controls. Such expansion is expected to result in significantly increased operating expenses. To the extent that such expenses precede any increase in revenues, the Company will be materially adversely affected. There can be no assurance that such expansion will be successfully completed or that the cost of such expansion will not exceed the revenues, if any, generated.

ITEM 2.  PROPERTIES.

     The Company's executive offices and its principal administration, technical, marketing and sales operations are located in approximately 7,000 square feet of leased space in McLean, Virginia pursuant to a lease agreement that expires in March 2000. The Company relocated to this facility in November 1996 from its prior facility in Falls Church, Virginia. The Company also leases approximately 4,000 square feet, including 1,300 square feet of warehouse space, in Burnsville, Minnesota under a lease that expires in August 1998. In connection with its acquisition of CTA, the Company assumed CTA's existing lease for approximately 11,000 square feet of office space in Waxahachie, Texas that expires in July 2001. The rents for the McLean facility and the Waxahachie facility are approximately $12,000 and $5,000 per month, respectively. The Company believes that it will need to secure additional office space in or around its McLean facility to accommodate its anticipated expansion needs during 1997. The Company believes suitable additional space will be available to accommodate such expansion, and other expansion needs should it become necessary, on commercially reasonable terms. Aside from such expansion plans at the McLean facility, the Company believes that its current facilities are adequate for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     Although the Company is not currently involved in any material pending legal proceedings, the Company could be subject to legal proceedings and claims in the ordinary course of its business or otherwise, including claims relating to license agreements, royalties or claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. For example, in October 1996, The Roach Organization, Inc. ("TRO"), from which Control Data received its license with respect to the CYBIS courseware (which license was assigned to the Company in January 1994), alleged unspecified violations by the Company of the terms of such license. TRO demanded that the Company cease such alleged violation and compensate TRO for unspecified alleged damages in connection therewith. The Company believes that it is in compliance with the terms of the license and intends to vigorously dispute these allegations. The Company also believes that it would not be materially adversely affected by an adverse result of this dispute.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The stockholders of the Company took action by Majority Written Consent on November 18, 1996. Pursuant to this Majority Written Consent, the stockholders approved a 1-for-11.76812037 reverse stock split (the "Reverse Split") of all of the Company's outstanding capital stock, which approval became effective upon consummation of the Company's initial public offering in December 1996. The Reverse Split was approved by stockholders holding an aggregate of 12,651,141 shares of Common Stock out of a total of 16,707,430 shares of Common Stock then outstanding (on an as converted to Common Stock, assuming conversion of all shares of preferred stock on a one-for-one basis, and prior to giving effect to the Reverse Split).

                               EXECUTIVE OFFICERS

     As of December 31, 1996, the executive officers of the Company were as follows:

NAME                            AGE                          POSITION
----                            ---                          --------
Narasimhan P. Kannan........     48    Chairman of the Board of Directors and Chief Executive Officer
Carl N. Tyson...............     47    President, Chief Operating Officer
Michael W. Anderson.........     42    Vice President of Technology and Operations
Diana S. Farrell............     32    Vice President of Sales and Marketing
Leonard P. Kurtzman.........     36    Vice President, Chief Financial Officer and Secretary
Michael L. Brown............     48    Executive Vice President, Business Development
Barry R. Fetterolf..........     55    Vice President of Publishing

     Narasimhan P. "Nat" Kannan has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since he founded the Company in 1984. Prior to founding the Company, he co-founded Ganesa Group, Inc., a developer of interactive graphics and modeling software, in 1981. Prior thereto, he served as a consultant to Booz Allen and Hamilton, Inc., the MITRE Corporation, The Ministry of Industry of the French Government, the Brookhaven and Lawrence Livermore National Laboratories, the White House Domestic Policy Committee on Energy, and Control Data Corporation. He holds a B.S. in Engineering from the Indian Institute of Technology in Madras, India, and he performed advanced graduate work in business and engineering at Dartmouth College.

     Carl N. Tyson joined the Company as President and Chief Operating Officer in November 1995. From 1992 to 1995, Mr. Tyson served as President, College Publishers, at Harcourt General Corporation. From 1988 to 1992 he was employed by McGraw-Hill Inc., most recently as President, College Division. Mr. Tyson holds a B.A. and M.A. in history from Wichita State University and a Ph.D. in history from Oklahoma State University.

     Michael W. Anderson joined the Company as Vice President of Technology and Operations in March 1996. From 1994 to 1996, Mr. Anderson was a marketing research consultant at O'Donnell & Associates, Inc. From 1990 to 1994 he served as Vice President and Director of Marketing Operations at HarperCollins College Publishers. From 1977 to 1990 he was employed by Scott, Foresman & Company, most recently as Vice President of Marketing Operations. Mr. Anderson holds a B.A. in English and Mathematics from the University of Texas.

     Diana S. Farrell joined the Company as Vice President of Sales and Marketing in June 1996. From December 1992 to June 1996, Ms. Farrell was employed by Harcourt Brace College Publishers, a division of Harcourt General Corporation, most recently as Senior Vice President of Marketing. From September 1990 to December 1992, she served as a Senior Editor at Prentice Hall College Publishing Group, a division of Paramount Communications, Inc. Ms. Farrell holds a B.A. in Communications Arts/Marketing from Long Island University.

     Leonard P. Kurtzman joined the Company in August 1996 as Vice President, Chief Financial Officer and Secretary. From August 1986 to August 1996, Mr. Kurtzman was employed by Systems Center, Inc. and its successor, Sterling Software, Inc., a computer software company based in Dallas, Texas ("Sterling"), most recently as Vice President of Finance and Administration of the System Management Group, a division of Sterling. He holds a B.S. in Accounting from the University of Maryland and is a Certified Public Accountant.

     Michael L. Brown joined the Company as Executive Vice President of Corporate Training and President of its wholly owned subsidiary, CTA, in August 1996 and currently serves as the Company's Executive Vice President of Business Development. Mr. Brown served as the President and Chief Executive Officer of CTA from 1988 until the Company's acquisition of CTA in August 1996. He is a member of the Advisory Board of the Distance Learning Association.

     Barry R. Fetterolf joined the Company as Vice President of Publishing in August 1996. From June 1993 to August 1996, Mr. Fetterolf served as Vice President and Publisher of Saunders College Publishing, a division of Harcourt Brace College Publishers. From November 1988 to June 1993, Mr. Fetterolf served as Social Science & Economics Publisher of the Education Group of McGraw-Hill Publishing Company. Mr. Fetterolf holds a B.S. in Business Administration from Pennsylvania State University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a) Price Range of Common Stock

     The Company's Common stock trades on the Nasdaq National Market under the symbol "UOLP". The following sets forth the quarterly high and low sales prices from November 26, 1996 (the date trading commenced) through December 31, 1996 as reported by Nasdaq.

                                                                         HIGH     LOW
                                                                         ----     ---
        Fiscal Year Ended December 31, 1996
        November 26, 1996 through December 31, 1996....................  13 1/4   12 1/2

  (b) Approximate Number of Equity Security Holders

     As of March 13, 1997, the number of record holders of the Company's Common Stock was 116 and the Company believes that the number of beneficial owners was approximately 415.

  (c) Dividends

     The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1994, 1995 and 1996 and the consolidated balance sheet data as of December 31, 1995 and 1996 are derived from and are referenced to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1992 and 1993 and the consolidated balance sheet data as of December 31, 1992, 1993 and 1994 are derived from financial statements not included in this Annual Report on Form 10-K.

                                                           YEAR ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:              -------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)       1992        1993        1994        1995        1996
                                           -------     -------     -------     -------     -------
Net revenues:
  Licensing and support revenues.........  $    --     $    --     $   710     $   416     $   424
  Online revenues........................       --          14          14          56         119
  Development and other revenues.........      404         274          82          76         399
                                           -------      ------      ------      ------      ------
     Total net revenues..................      404         288         806         548         942
Costs and expenses:
  Cost of revenues.......................      146          64         146          94         195
  Sales and marketing....................      178         130         296         933       1,593
  Product development....................      132         151         206         576       1,482
  General and administrative.............      268         207         890         927       2,477
  Depreciation and amortization..........        9           1         298         309         144
                                           -------      ------      ------      ------      ------
     Total costs and expenses............      733         553       1,836       2,839       5,891
Loss from operations.....................     (329)       (265)     (1,030)     (2,291)     (4,949)
Other income (expense)...................       --           6          (6)        126         304
Interest income (expense)................      (91)       (155)       (260)        (75)          4
                                           -------      ------      ------      ------      ------
Loss before extraordinary gain on debt
  forgiveness............................     (420)       (414)     (1,296)     (2,240)     (4,641)
Extraordinary gain on debt forgiveness...       --          --         609          --          --
                                           -------      ------      ------      ------      ------
Net loss.................................  $  (420)    $  (414)    $  (687)    $(2,240)    $(4,641)
                                           =======      ======      ======      ======      ======
Net loss per share to common
  stockholders(1):
  Loss before extraordinary gain on debt
     forgiveness(1):.....................     (.61)       (.60)      (1.79)      (2.24)      (3.88)
  Extraordinary gain on debt
     forgiveness(1)......................       --          --         .84          --          --
                                           -------      ------      ------      ------      ------
  Net loss per share to common
     stockholders(1):....................  $  (.61)    $  (.60)    $  (.95)    $ (2.24)    $ (3.88)
                                           =======      ======      ======      ======      ======
Weighted average shares
  outstanding(1):........................      689         689         725       1,079       1,283
                                           =======      ======      ======      ======      ======

                                                             AS OF DECEMBER 31,
BALANCE SHEET DATA:                        -------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)       1992        1993        1994        1995        1996
                                           -------     -------     -------     -------     -------
Working capital (deficit)................  $(1,377)    $(2,724)    $(2,587)    $(1,402)    $14,833
Total assets.............................      254         352         879         613      17,489
Total liabilities........................    2,554       3,075       3,158       1,887       1,287
Redeemable convertible Preferred Stock...       --          --          --          --          --
Accumulated deficit......................   (3,385)     (3,807)     (4,503)     (6,742)    (11,383)
Total stockholders' equity (deficit).....   (2,300)     (2,722)     (2,279)     (1,274)     16,202

---------------
(1) Computed on the basis described in Note 2 of Notes to UOL Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                              UOL PUBLISHING, INC.

INTRODUCTION

     The following presentation of management's discussion and analysis of the Company's consolidated financial condition and results of operation should be read in conjunction with the Company's consolidated financial statements, accompanying Notes thereto and other financial information appearing elsewhere in this report. All references to the Company include UOL Publishing, Inc. and its subsidiary, Cognitive Training Associates, Inc.

OVERVIEW

     The Company believes it is a leading publisher of high quality educational courseware for the online education and training market through the Web. The Company offers its courseware to part-time students and working adults in partnerships with academic institutions and business partners. The Company plans to develop and expand its network of academic and business partners, its portfolio of courseware and related products and its distribution system as rapidly as possible.

     The Company was formed in 1984 as IMSATT Corporation, a multimedia research and development company. Through 1989, the Company developed and marketed multimedia tools and services. In 1989, the Company began developing multimedia courseware for the academic and business markets, and in 1991, the Company acquired from Control Data certain rights to resell the CYBIS online courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. In 1993, the Company modified its business focus to capitalize on market opportunities for online education resulting from technological advances relating to the Internet. Since 1993, the Company has raised additional financing and focused its development efforts on migrating its technology to the Web in preparation for the launch of its first Web-based course.

     The Company introduced its first Web-based demonstration course in November 1995. Having demonstrated its ability to deliver online courseware through the Web and recognizing the opportunity to be a leader in this market, the Company began forming strategic partnerships with key academic institutions and business partners to develop and market its online products and services. Under the current business model, UOL's revenues are derived from three primary sources: licensing and support revenues; online revenues; and development and other revenues. Licensing and support revenues consist primarily of monthly fees generated by the licensing and maintenance of the CYBIS courseware under the Control Data subcontracts and CTA licensing and support fees. Online revenues consist primarily of the Company's percentage of the revenues paid by students to enroll in the Company's online courses through its academic and business partners. Online revenues are also expected to include the Company's percentage of the revenues derived from the sale of products and services at commercial web-sites managed by the Company. Development and other revenues consist primarily of fees paid to the Company for developing courseware. While historically licensing and support revenues have represented a substantial majority of the Company's revenues, the Company expects online revenues to become the primary source of its revenues in the future.

     In 1994, the Company acquired the CYBIS division of Control Data, together with a perpetual non-exclusive license for the CYBIS courseware, for an aggregate purchase price of $594,000 (see Notes 5 and 7 of Notes to UOL Financial Statements), payable in cash and notes payable. As part of this transaction, Control Data retained the hardware and proprietary mainframe operating system used to deliver the CYBIS courseware and in other aspects of Control Data's ongoing business, and the Company agreed to act as subcontractor to Control Data to support CYBIS customers. This transaction was accounted for under the purchase method of accounting. Since 1994, a significant portion of the Company's revenues have been generated through the licensing and support of the CYBIS courseware. Since 1994, the revenues from servicing the CYBIS customer base have been declining due to budgetary constraints of government agencies and the continued migration of CYBIS customers away from mainframe applications. While the

Company expects to continue to derive CYBIS revenues for the next two to three years, the Company believes such revenues will not be substantial compared to the Company's expected future revenues. The Company believes that Web-based courseware developed from the CYBIS courseware, to the extent not restricted by the terms of its license, may contribute to revenues in the future. See "Business -- CYBIS Business."

     In August 1996, the Company acquired, by merger, CTA, a provider of technology-based online training products and services to academic institutions, corporations and governmental agencies, in exchange for 42,487 shares of the Company's Common Stock. Immediately prior to the merger, CTA transferred a building, a vehicle, certain equipment and certain notes payable to its sole stockholder. In addition, the Company issued options to purchase an aggregate of 22,091 shares of Common Stock (of which options to purchase 5,096 shares are fully vested) to certain employees of CTA, including its former stockholder. This transaction was accounted for as a purchase, and accordingly, the operating results of CTA are included in the Company's financial statements from August 1, 1996. The Company has recorded goodwill and other intangibles in the amount of approximately $705,000 in connection with the acquisition of CTA and is amortizing such goodwill and other intangibles over ten and three years, respectively, beginning in 1996. Quarterly amortization of such goodwill and other intangibles will be approximately $13,000 and approximately $17,000, respectively. The Company believes that CTA provides not only an established customer base, but also a critical addition of content, particularly in the electrical, medical and scientific equipment subject areas, which has enhanced the Company's courseware library. See "Business -- CTA Business."

     The Company believes that its future financial performance will depend substantially on its success in developing and distributing, on behalf of its strategic partners, proprietary online courseware. The Company's ability continually to add courses and students to its offerings, to attract and retain accredited educational institutions and to enter into alliances with business partners such as Autodesk will be material factors in determining the success of the Company.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1994       1995       1996
                                                               ------     ------     ------
    Statement of Operations Data:
    Net Revenues:
      Licensing and support revenues.........................    88.1%      75.9%      45.0%
      Online revenues........................................     1.8       10.2       12.6
      Development and other revenues.........................    10.1       13.9       42.4
                                                               ------     ------     ------
              Total net revenues.............................   100.0      100.0      100.0
    Costs and expenses:
      Cost of revenues.......................................    18.1       17.1       20.7
      Sales and marketing....................................    36.7      170.3      169.0
      Product development....................................    25.6      105.3      157.3
      General and administrative.............................   110.4      169.1      262.8
      Depreciation and amortization..........................    37.0       56.4       15.3
                                                               ------     ------     ------
              Total costs and expenses.......................   227.8      518.2      625.1
                                                               ------     ------     ------
    Loss from operations.....................................  (127.8)    (418.2)    (525.1)
    Other income (expense):
      Other income (expense).................................    (0.8)      23.0       32.3
      Interest income (expense)..............................   (32.3)     (13.7)       0.4
                                                               ------     ------     ------
    Loss before extraordinary gain on debt forgiveness.......  (160.9)    (408.9)    (492.4)
    Extraordinary gain on debt forgiveness...................    75.6         --         --
                                                               ------     ------     ------
    Net loss.................................................   (85.3)%   (408.9)%   (492.4)%
                                                               ======     ======     ======

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Net Revenues

     Net revenues increased from $547,679 in 1995 to $942,426 in 1996, an increase of $394,747 or 72.1%. In 1995, 75.9% of net revenues was derived from licensing and support of Control Data subcontracts, 10.2% was derived from online revenues, and 13.9% was derived from development and other revenues. In 1996, 45.0% of net revenues was derived from the Control Data subcontracts and maintenance and support contracts from CTA customers, 12.6% was derived from online revenues, and 42.4% was derived from development and other revenues. In December 1996, the Company recorded $250,000 as development revenue in connection with the InternetU funding agreement. See "Business -- Strategic Partners -- Autodesk." The payment was received in January 1997. Licensing and support revenues increased from $415,532 in 1995 to $424,244 in 1996, an increase of $8,712 or 2.1%. Online revenues increased from $55,995 in 1995 to $118,685 in 1996, an increase of $62,690 or 112.0%. Development and other revenues increased from $76,152 in 1995 to $399,497 in 1996 an increase of $323,345 or 424.6%. Licensing and support revenues from CYBIS customers decreased from $415,532 in 1995 to $362,743 in 1996. The decrease in CYBIS revenues was a result of budgetary constraints of government agencies and the continued migration of CYBIS customers away from mainframe applications. The CYBIS net revenues have been declining in absolute terms since the Company's acquisition of the CYBIS division of Control Data in 1994. CTA contributed $61,501 in licensing and support revenues, $37,086 to online revenues and $81,970 to development and other revenues for the year ended December 31, 1996. These amounts represent revenues from August 1, 1996, the date of the acquisition of CTA, to December 31, 1996.

  Cost of Revenues

     Cost of revenues increased from $93,630 in 1995 to $194,730 in 1996, an increase of $101,100 or 108.0%. The majority of the increase in cost of revenues is attributable to the increase in revenues and the inclusion of the results of CTA from August to December 1996. These amounts represent 17.1% and 20.7% of net revenues in 1995 and 1996 respectively. Cost of revenues consisted primarily of certain personnel costs directly related to the Control Data subcontracts, administration fees payable to Control Data, costs associated with the conversion and sale of CTA's courseware and services, as well as communication costs related to online revenues. In the future, cost of revenues is expected to include royalties incurred to content providers. In the future, because the Company expects online revenues to increase, cost of revenues will consist primarily of costs directly related to such online revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expense increased from $932,898 in 1995 to $1,592,668 in 1996, an increase of $659,770, or 70.7%. Sales and marketing expense decreased as a percentage of net revenues from 170.3% in 1995 to 169.0% in the comparable period in 1996. Sales and marketing expense consisted primarily of costs related to personnel, travel, advertising, and conference and trade show attendance. The increase was primarily due to increased staffing and marketing campaigns to secure contracts and strategic partnerships. During the later part of 1996, the Company expanded its sales and marketing organization in order to build an infrastructure to support the anticipated revenue opportunities for online courseware. The Company expects sales and marketing expense to increase substantially in the future as the Company expands its sales and marketing efforts.

     Product Development. Product development expense increased from $576,470 in 1995 to $1,482,179 in 1996, an increase of 905,709 or 157.1%. Product and development expense increased as a percentage of net revenues from 105.3% in 1995 to 157.3% in 1996. Product development expense consisted primarily of costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The increase was primarily due to a major development effort aimed at migrating the Company's then-existing courseware to courseware compatible with the Web. The Company expects that product development expense will substantially increase in the future as the Company expands its courseware library. Through December 31, 1996, the Company has expensed its product development costs and expects to continue to expense such costs until such time as the realizability of the Company's software is established.

     General and Administrative. General and administrative expense increased from $926,345 in 1995 to $2,477,144 in 1996, an increase of $1,550,799, or
167.4%. General and administrative expense increased as a percentage of net revenues from 169.1% in 1995 to 262.8% in 1996. The increase in general and administrative expense was attributable primarily to the recording of compensation expense of $1,022,000, the amount by which the fair market value of the Common Stock exceeded the exercise price of certain options as of the date the Board granted such options or extended their exercise period. Such compensation was expensed at the date of Board approval because the options were fully vested at that time. General and administrative costs also increased due to costs associated with additional personnel, network operations, and legal and accounting services to support anticipated growth of the Company.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $309,058 in 1995 to $144,284 in 1996, a decrease of $164,774, or
53.3%. Depreciation and amortization expense decreased as a percentage of net revenues from 56.4% in 1995 to 15.3% in 1996. Substantially all of the $309,058 depreciation and amortization expense recorded in the 1995 period was attributable to goodwill amortization. On January 1,1994, the Company recorded goodwill in the amount of $575,825 in connection with the CYBIS acquisition, which goodwill was amortized over a period of two years ended December 31, 1995. The Company has recorded additional goodwill and other intangibles in the amount of approximately $705,000 in connection with the acquisition of CTA and is amortizing such goodwill and other intangibles over ten and three years, respectively, beginning in 1996. Amortization expense related to the CTA acquisition included in 1996 was $48,833.

     Interest and Other Income (Expense). Interest expense was $75,570 in 1995, and interest income was $3,893 in 1996. Interest expense consisted of interest expense on debt and loans from officers and other affiliates. The decrease in interest expense was primarily due to the conversion of $326,082 of debt to equity in the first quarter of 1995 as well as interest income earned by investing the proceeds raised by the Company in its private and public stock offerings. Other income was $126,651 in 1995 and $303,983 in 1996. This increase was primarily due to the settlement of a note payable to Control Data and a certain trade payable obligation with a former vendor.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  Net Revenues

     Net revenues decreased from $805,935 in 1994 to $547,679 in 1995, a decrease of $258,256, or 32.0%. In 1994, 88.1% of revenues was derived from licensing and support of the Control Data subcontracts, 1.8% was derived from online revenues, and approximately 10.1% was derived from development and other revenues. In 1995, 75.9% of net revenues was derived from the Control Data subcontracts, 10.2% was derived from online revenues and 13.9% was derived from development and other revenues. The decrease in net revenues was a result of budgetary constraints of government agencies and the continued migration of CYBIS customers away from mainframe applications.

  Cost of Revenues

     Cost of revenues decreased from $146,002 in 1994 to $93,630 in 1995, a decrease of $52,372, or 35.9%. These amounts represent 18.1% and 17.1% of net revenues in 1994 and 1995, respectively. In 1994, cost of revenues consisted primarily of certain personnel costs directly related to the Control Data subcontracts, costs of print materials and other items sold by the Company and, in the last quarter of the year, communication costs related to online revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expense increased from $295,839 in 1994 to $932,898 in 1995, an increase of $637,059, or 215.3%. Sales and marketing expense increased as a percentage of net revenues from 36.7% in 1994 to 170.3% in 1995. The increase was attributable primarily to additional personnel, advertising and promotion and travel expenses, as the Company increased its marketing efforts in preparation for the introduction of courseware beginning in Fall 1996.

     Product Development. Product development expense increased from $205,975 in 1994 to $576,470 in 1995, an increase of $370,495, or 179.9%. Product development expense increased as a percentage of net revenues from 25.6% in 1994 to 105.3% in 1995. The increase was primarily due to an increase in the Company's payroll costs attributable to its efforts to convert courses to the Company's interactive Web format in preparation for the launch of its first Web course in November 1995.

     General and Administrative. General and administrative expense increased from $890,145 in 1994 to $926,345 in 1995, an increase of $36,200, or 4.1%.
General and administrative expense increased as a percentage of net revenues from 110.4% in 1994 to 169.1% in 1995.

     Depreciation and Amortization. Depreciation and amortization expense increased from $298,047 in 1994 to $309,058 in 1995, an increase of $11,011, or 3.7%. Depreciation and amortization expense increased as a percentage of net revenues from 37.0% in 1994 to 56.4% in 1995. The Company recorded $288,273 and $287,552 as goodwill amortization expense in 1994 and 1995, respectively.

     Interest and Other Income (Expense). Interest expense decreased from $259,994 in 1994 to $75,570 in 1995, a decrease of $184,424, or 70.9%. These amounts represent 32.3% and 13.7% of net revenues for 1994 and 1995, respectively. The decrease was attributable primarily to lower aggregate debt outstanding in 1995, primarily as a result of the conversion of $522,594 of debt into equity in the last quarter of 1994. Other income increased to $126,651 in 1995. The increase was primarily due to the settlement of a certain trade payable obligation with a former vendor.

     Extraordinary Gain on Debt Forgiveness. The extraordinary gain on debt forgiveness of $609,270 in 1994 was a result of two transactions in which the Company settled outstanding debt obligations for significantly less than the debt balance plus accrued interest. See Note 7 of Notes to UOL Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had $15,474,030 in cash and cash equivalents. Since its inception, the Company has financed its operating cash flow needs primarily through private placements of equity securities and, to a lesser extent, borrowings from stockholders, and most recently, a public offering of its equity securities. Cash utilized in operating activities was $4,103,633 in 1996, $2,178,492 in 1995 and $461,158 in 1994. Use of cash was attributable primarily to net losses in 1994, 1995 and 1996. Cash utilized in investing activities was $278,269 in 1996, $34,450 in 1995 and $185,460 in 1994.
The use of cash for investing activities was attributable primarily to purchases of equipment and, in 1994, a cash payment of $150,000 in connection with the CYBIS acquisition. Cash provided by financing activities was $19,751,754 in 1996, $2,296,521 in 1995 and $667,217 in 1994. Financing activities consisted primarily of the sale of Common and Preferred Stock and borrowings from stockholders. Through December 31, 1996, net proceeds from the sale of the Company's equity securities aggregated $25,344,511.

     The Company expects negative cash flow from operations to continue for at least the next 12 months, as it continues product development activities and expands its sales and marketing and administrative capabilities. The Company believes that the net proceeds from its initial public offering of equity securities, together with existing sources of liquidity, will satisfy its anticipated working capital and capital equipment requirements for at least one year. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with partners and customers, cash used for acquisitions and the extent to which the Company invests in new technology and research and development projects.

     The Company and its bank lender have entered into a secured lending arrangement in the aggregate principal amount of $100,000. Amounts borrowed under this arrangement will bear interest at the lender's prime rate plus 1% and are collateralized by the assets purchased with the amounts so borrowed. As of December 31, 1996, the Company had no borrowings against this arrangement.

     Depending on its rate of growth and profitability, if any, the Company may require additional equity or debt financings to meet its working capital requirements or capital equipment needs in the future or to fund and provide working capital for its acquisitions. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders would be reduced. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.

     As of December 31, 1996, the Company had net operating loss carryforwards of approximately $8,165,000 for federal income tax purposes, which will expire at various dates through 2011. The Company's ability to utilize all of its net operating loss and credit carryforwards may be limited by changes in ownership.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 of Form 10-K concerning the Registrant's directors is incorporated by reference to the information under the heading "Election of Directors" in the Proxy Statement.

     The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers" located at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1 -- Election of Directors -- Information Concerning the Board of Directors and Its Committees", "Other Information -- Executive Compensation", "-- Compensation of Directors", "-- Report of the Compensation Committee on Executive Compensation",
"-- Compensation Committee Interlocks and Insider Participation" and
"-- Performance Graph" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information -- Principal Stockholders" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading "Other Information -- Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:

          (1) Financial Statements.

              See Index to Consolidated Financial Statements on page F-1.

         (2) Financial Statement Schedules.

                  All financial statement schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto and, therefore, have been omitted.

         (3) Exhibits.

            EXHIBIT NO.                                DESCRIPTION
            -----------   ---------------------------------------------------------------------
             2.1          Stock Purchase Agreement dated March 1, 1997 with Ivy Software, Inc.
                          and Robert N. Holt
             3.1(a)       Amended and Restated Certificate of Incorporation, as currently in effect.
             3.2(a)       Amended and Restated Bylaws, as currently in effect.
             4.1(a)       Form of Common Stock certificate
            10.1(a)       Investment Agreement, dated as of October 8, 1986 with Intersouth
                          Partners.
            10.2(a)       Warrant Agreement dated as of March 22, 1995, with Spencer Trask
                          Securities Incorporated and Forms of Warrant Certificates.
            10.3(a)       Form of Promissory Note.
            10.4(a)       Registration Rights Agreement relating to Series A Preferred Stock, as amended.
            10.5(a)       Registration Rights Agreement, dated July 19, 1996, relating to
                          Series B Preferred Stock.
            10.6(a)       Warrant, dated July 23, 1996, granted to Oppenheimer & Co., Inc.
            10.7(a)       Letter Agreement, dated as of September 12, 1996, with Austin O.
                          Furst and certain related entitles.
            10.8(a)       Amended and Restated Stock Option Plan.
            10.9(a)       1996 Stock Plan.
            10.10(a)      Employment Agreement, dated July 1, 1996, with Narasimhan P. Kannan.
            10.11(a)      Employment Agreement, dated July 1, 1996, with Carl N. Tyson.
            10.12(a)      Employment Agreement, dated July 31, 1996, with Michael L. Brown.
            10.13(a)      Employment Agreement, dated August 15, 1996, with Leonard P.
                          Kurtzman.
            10.14(a)*     Agreement, dated August 14, 1995, as amended, with Educational
                          Services Institute.
            10.15(a)      Form of Online Educational Services Distribution Agreement.
            10.16(a)      Form of University Master Agreement for Online Education Services.
            10.17(a)      Form of Online Educational Services Agreement.
            10.18(a)      Form of Inner Circle Online Educational Services Development and
                          Distribution Agreement.

            EXHIBIT NO.                                DESCRIPTION
            -----------   ---------------------------------------------------------------------
            10.19(a)*     Agreement, dated April 15, 1996, with Autodesk, Inc.
            10.20(a)*     Project Financing and Development Agreement with InternetU, Inc., as amended.
            10.21(a)      Employment letter agreement, dated October 29, 1996, with W. Braun
                          Jones, Jr.
            11.1          Statement Re Computation of Per Share Loss.
            21.1          List of Subsidiaries.
            27.1          Financial Data Schedule.

---------------
 * Confidential treatment requested.

(a) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-12135).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UOL PUBLISHING, INC.

                                          By:    /s/ NARASIMHAN P. KANNAN
                                            ------------------------------------
                                                  Chief Executive Officer

Date: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                              CAPACITY                   DATE
------------------------------------------   -----------------------------   ---------------

         /s/ NARASIMHAN P. KANNAN            Director and Chief Executive    March 26, 1997
------------------------------------------     Officer (Principal
           Narasimhan P. Kannan                Executive Officer)

         /s/ LEONARD P. KURTZMAN             Chief Financial Officer         March 26, 1997
------------------------------------------     (Principal Financial and
           Leonard P. Kurtzman                 Accounting Officer)

            /s/ CARL N. TYSON                Director                        March 26, 1997
------------------------------------------
              Carl N. Tyson

          /s/ EDSON D. DECASTRO              Director                        March 26, 1997
------------------------------------------
            Edson D. DeCastro

         /s/ DENNIS J. DOUGHERTY             Director                        March 26, 1997
------------------------------------------
           Dennis J. Dougherty

          /s/ BARRY K. FINGERHUT             Director                        March 26, 1997
------------------------------------------
            Barry K. Fingerhut

         /s/ W. BRAUN JONES, JR.             Director                        March 26, 1997
------------------------------------------
           W. Braun Jones, Jr.

         /s/ WILLIAM E. KIMBERLY             Director                        March 18, 1997
------------------------------------------
           William E. Kimberly

            /s/ D. WAYNE SILBY               Director                        March 23, 1997
------------------------------------------
              D. Wayne Silby

                              UOL PUBLISHING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UOL PUBLISHING, INC.
Report of Ernst & Young LLP, Independent Auditors.....................................   F-2
Consolidated Balance Sheets...........................................................   F-3
Consolidated Statements of Operations.................................................   F-4
Consolidated Statements of Stockholders' Equity (Deficit).............................   F-5
Consolidated Statements of Cash Flows.................................................   F-6
Notes to Consolidated Financial Statements............................................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
UOL Publishing, Inc.

     We have audited the accompanying consolidated balance sheets of UOL Publishing, Inc. (formerly University Online, Inc.) as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UOL Publishing, Inc. (formerly University Online, Inc.) at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

Vienna, Virginia
February 7, 1997

                              UOL PUBLISHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                      1995             1996
                                                                   -----------     ------------
Current assets:
  Cash and cash equivalents......................................  $   104,178     $ 15,474,030
  Accounts receivable, less allowance of $19,950 and $36,100 at
     December 31, 1995 and 1996, respectively....................       67,364          412,095
  Loans receivable from related parties..........................      286,948          101,444
  Prepaid expenses and other current assets......................       26,050          132,128
                                                                   -----------     ------------
Total current assets.............................................      484,540       16,119,697
Property and equipment, net......................................      128,133          622,958
Other assets.....................................................           --           89,995
Goodwill and other intangible assets, net........................           --          656,503
                                                                   -----------     ------------
          Total assets...........................................  $   612,673     $ 17,489,153
                                                                   ===========     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses..........................  $ 1,088,435     $  1,259,166
  Loans payable to related parties...............................      285,300               --
  Notes payable..................................................      293,366               --
  Accrued interest...............................................      133,651               --
  Deferred revenues..............................................       86,250           28,000
                                                                   -----------     ------------
          Total current liabilities..............................    1,887,002        1,287,166

Commitments

Stockholders' equity (deficit):
  Series A convertible Preferred Stock, $0.01 par value;
     12,000,000 shares authorized; 381,335 and 0 shares issued
     and outstanding at December 31, 1995 and 1996,
     respectively................................................        3,813               --
  Undesignated Preferred Stock, $0.01 par value; 10,000,000
     shares authorized...........................................           --               --
  Common Stock, $0.01 par value; 36,000,000 shares authorized;
     783,246 and 3,186,167 shares issued and outstanding at
     December 31, 1995 and 1996, respectively....................        7,832           31,861
  Additional paid-in capital.....................................    5,456,325       27,553,128
  Accumulated deficit............................................   (6,742,299)     (11,383,002)
                                                                   -----------     ------------
          Total stockholders' equity (deficit)...................   (1,274,329)      16,201,987
                                                                   ===========     ============
          Total liabilities and stockholders' equity (deficit)...  $   612,673     $ 17,489,153
                                                                   ===========     ============

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994            1995            1996
                                                      -----------     -----------     -----------
Licensing and support revenues......................  $   710,274     $   415,532     $   424,244
Online revenues.....................................       14,128          55,995         118,685
Development and other revenues......................       81,533          76,152         399,497
                                                      -----------     -----------     -----------
Net revenues........................................      805,935         547,679         942,426

Costs and expenses:
  Cost of licensing and support revenues............       94,657          78,918         130,834
  Cost of online revenues...........................        6,966          11,281          25,421
  Cost of development and other revenues............       44,379           3,431          38,475
  Sales and marketing...............................      295,839         932,898       1,592,668
  Product development...............................      205,975         576,470       1,482,179
  General and administrative........................      890,145         926,345       2,477,144
  Depreciation and amortization.....................      298,047         309,058         144,284
                                                      -----------     -----------     -----------
Total costs and expenses............................    1,836,008       2,838,401       5,891,005

Loss from operations................................   (1,030,073)     (2,290,722)     (4,948,579)

Other income (expense):
  Other income (expense)............................       (6,461)        126,651         303,983
  Interest income (expense).........................     (259,994)        (75,570)          3,893
                                                      -----------     -----------     -----------
Loss before extraordinary gain on debt
  forgiveness.......................................   (1,296,528)     (2,239,641)     (4,640,703)
  Extraordinary gain on debt forgiveness............      609,270              --              --
                                                      -----------     -----------     -----------
Net loss............................................  $  (687,258)    $(2,239,641)    $(4,640,703)
Accrued dividends to preferred stockholders.........           --        (174,889)       (330,706)
                                                      -----------     -----------     -----------
Net loss available to common stockholders...........  $  (687,258)    $(2,414,530)    $(4,971,409)
                                                      ===========     ===========     ===========
Net loss per share to common stockholders:
  Loss before extraordinary gain on debt
     forgiveness....................................  $     (1.79)    $     (2.24)    $     (3.88)
  Extraordinary gain on debt forgiveness............         0.84              --              --
                                                      -----------     -----------     -----------
  Net loss per share to common stockholders.........  $     (0.95)    $     (2.24)    $     (3.88)
                                                      ===========     ===========     ===========
Weighted average shares outstanding.................      724,916       1,079,032       1,282,964
                                                      ===========     ===========     ===========

                            See accompanying notes.

                              UOL PUBLISHING, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                 SERIES A
                             SERIES A          CONVERTIBLE                                                              TOTAL
                          PREFERRED STOCK    PREFERRED STOCK        COMMON STOCK       ADDITIONAL                   STOCKHOLDERS'
                          ---------------   ------------------   -------------------     PAID-IN     ACCUMULATED       EQUITY
                          SHARES   AMOUNT    SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT        (DEFICIT)
                          ------   ------   --------   -------   ---------   -------   -----------   ------------   -------------
Balance at December 31,
  1993..................  4,568     $ 46          --   $   --      381,545   $3,816    $ 1,080,911   $(3,807,378)    $(2,722,605)
  Preferred Stock
    dividends payable...     --       --          --       --           --       --             --        (8,022)         (8,022)
  Conversion of debt to
    equity..............     --       --          --       --       79,102      791        521,803            --         522,594
  Series A Preferred
    Stock conversion....  (4,568)    (46)         --       --       91,368      914           (868)           --              --
  Issuance of Common
    Stock...............     --       --          --       --      148,534    1,485        413,279            --         414,764
  Conversion of
    Preferred Stock
    dividends payable to
    shares of Common
    Stock...............     --       --          --       --        4,008       40         24,733            --          24,773
  Issuance of
    compensatory stock
    and stock options...     --       --          --       --           --       --        176,750            --         176,750
  Net loss..............     --       --          --       --           --       --             --      (687,258)       (687,258)
                          ------    ----    --------   ------    ---------   -------   -----------   ------------    -----------
Balance at December 31,
  1994..................     --       --          --       --      704,557    7,046      2,216,608    (4,502,658)     (2,279,004)
  Conversion of debt to
    equity..............     --       --       1,800       18       78,689      786        325,278            --         326,082
  Issuance of Series A
    convertible
    Preferred Stock.....     --       --     379,535    3,795           --       --      2,728,639            --       2,732,434
  Issuance of
    compensatory stock
    and stock options...     --       --          --       --           --       --        185,800            --         185,800
  Net loss..............     --       --          --       --           --       --             --    (2,239,641)     (2,239,641)
                          ------    ----    --------   ------    ---------   -------   -----------   ------------    -----------
Balance at December 31,
  1995..................     --       --     381,335    3,813      783,246    7,832      5,456,325    (6,742,299)     (1,274,329)
  Issuance of Common
    Stock primarily in
    connection with the
    CTA Acquisition.....     --       --          --       --       47,584      476        741,524            --         742,000
  Issuance of Series A
    convertible
    Preferred Stock.....     --       --      21,625      217           --       --        412,583            --         412,800
  Issuance of
    compensatory stock
    options and
    warrants............     --       --          --       --           --       --      1,046,232            --       1,046,232
  Transactions in
    connection with
    Company's initial
    public offering:
    Issuance of Common
      Stock in
      connection with
      initial public
      offering..........     --       --          --       --    1,430,000   14,300     15,822,328            --      15,836,628
    Conversion of Series
      A convertible
      Preferred Stock...     --       --    (402,960)  (4,030)     402,960    4,030             --            --              --
    Conversion of Series
      B redeemable
      convertible
      Preferred Stock...     --       --          --       --      383,786    3,837      3,338,834            --       3,342,671
    Conversion of
      Preferred Stock
      dividends payable
      to shares of
      Common Stock......     --       --          --       --       55,623      556           (556)           --              --
    Issuance of Common
      Stock in
      connection with
      exercise of
      warrants..........     --       --          --       --       67,980      680        599,312            --         599,992
    Conversion of debt
      to equity.........     --       --          --       --       14,988      150        136,546            --         136,696
  Net loss..............     --       --          --       --           --       --             --    (4,640,703)     (4,640,703)
                          ------    ----    --------   ------    ---------   -------   -----------   ------------    -----------
Balance at December 31,
  1996..................     --     $ --          --   $   --    3,186,167   $31,861   $27,553,128   $(11,383,002)   $16,201,987
                          ======    ====    ========   ======    =========   =======   ===========   ============    ===========

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                         1994           1995            1996
                                                       ---------     -----------     -----------
OPERATING ACTIVITIES
Net loss.............................................  $(687,258)    $(2,239,641)    $(4,640,703)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization......................    298,047         309,058         144,284
  Stock and stock option compensation expense........    176,750         185,800       1,046,232
  Gain on debt forgiveness and other settlements.....   (609,270)        (30,303)       (100,000)
  Loss on inventory write-off........................     46,488              --              --
  Changes in operating assets and liabilities:
     Accounts receivable.............................     (1,647)        (62,242)       (216,020)
     Prepaid expenses and other current assets.......   (119,586)        137,487        (124,089)
     Accounts payable and accrued expenses...........    233,879        (386,670)        (12,132)
     Accrued interest................................    229,439         (63,171)       (126,955)
     Deferred revenues...............................    (28,000)        (28,810)        (74,250)
                                                       ---------     -----------     -----------
Net cash used in operating activities................   (461,158)     (2,178,492)     (4,103,633)
INVESTING ACTIVITIES
Acquisition of CYBIS division........................   (150,000)             --              --
Purchases of property and equipment..................     (1,430)       (129,168)       (463,773)
Proceeds from loans receivable from related
  parties............................................         --          94,718         286,948
Advances under loans receivable from related
  parties............................................    (34,030)             --        (101,444)
                                                       ---------     -----------     -----------
Net cash used in investing activities................   (185,460)        (34,450)       (278,269)
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock...............    414,764              --      16,437,738
Proceeds from issuance of Series A convertible
  Preferred Stock....................................         --       2,732,434         412,800
Proceeds from the issuance of Series B redeemable
  convertible Preferred Stock........................         --              --       3,042,671
Proceeds from loans payable to related parties.......    492,000         252,836         430,000
Proceeds from notes payable..........................         --              --         300,000
Repayments of loans payable to related parties.......    (34,000)       (480,353)       (585,300)
Repayments of notes payable and short-term
  borrowings.........................................   (205,547)       (208,396)       (286,155)
                                                       ---------     -----------     -----------
Net cash provided by financing activities............    667,217       2,296,521      19,751,754

Net increase (decrease) in cash and cash
  equivalents........................................     20,599          83,579      15,369,852
Cash and cash equivalents at the beginning of the
  year...............................................         --          20,599         104,178
                                                       ---------     -----------     -----------
Cash and cash equivalents at the end of the year.....  $  20,599     $   104,178     $15,474,030
                                                       =========     ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid........................................  $   3,841     $   181,009     $   200,197
                                                       =========     ===========     ===========

                            See accompanying notes.

                              UOL PUBLISHING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. ORGANIZATION AND NATURE OF OPERATIONS

     UOL Publishing, Inc., formerly University Online, Inc. (the "Company"), was incorporated in Virginia in 1984 and reincorporated in Delaware in 1985. The Company believes it is a leading publisher of high quality, interactive and on-demand educational courseware for the online education and training market through the World Wide Web.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions eliminate upon consolidation.

  Cash Equivalents

     Cash equivalents, which are stated at cost, consist of highly liquid investments with original maturities of three months or less.

  Revenue Recognition

     A majority of the Company's revenues are fixed monthly payments derived from licensing and support agreements. The Company recognizes licensing and support revenues as services are performed pursuant to the Company's contracts. Development revenues earned under courseware conversion contracts are recognized using the percentage-of-completion or completed contract method, depending on the length of the contract. For percentage-of-completion contracts, revenues are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

     Online revenues are recognized from two different sources. For a corporate online course, revenue is recognized upon the online sign-up, after which the student can no longer obtain a refund. For a college online course, revenue is recognized upon the expiration of the drop-add period, after which the student can no longer obtain a refund. The Company recognizes online revenues in accordance with Statement of Position 91-1 "Software Revenue Recognition", and at the time that the Company recognizes such revenues, the Company has completed substantially all of its continuing obligations with respect to the associated revenue, and the Company is not obligated to refund any of the cash.

     In 1994, two customers individually represented 51% and 13% of total revenues. In 1995, three customers individually represented 54%, 14% and 10% of total revenues. In 1996, two customers individually represented 29% and 27% of total revenues.

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

  Goodwill and Other Intangible Assets

     Goodwill, which resulted from the acquisition by merger of Cognitive Training Associates, Inc. ("CTA") in August 1996, is being amortized on a straight-line basis over 10 years. Other intangible assets are being amortized on a straight-line basis over three years. At December 31, 1996, goodwill and other intangible assets were comprised of:

                Goodwill..........................................  $505,336
                Contracts.........................................   200,000
                                                                    --------
                                                                     705,336
                Less accumulated amortization.....................   (48,833)
                                                                    --------
                                                                    $656,503
                                                                    ========

  Royalties

     The Company has royalty arrangements with certain entities that have provided development funding. Royalties will become due and payable by the Company upon the completion and sale of products currently under development. No significant royalties have been incurred to date.

  Product Development

     Through December 31, 1996, the Company had expensed its product development costs as development costs. It will continue to expense such costs until such time as the realizability of the Company's software is established.

  Use Of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123,"). SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principle Bulletin No. 25, Accounting for Stock Issued to Employees, ("APB 25") but requires pro forma disclosures in the footnotes to the consolidated financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounted for its stock-based compensation in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 did not impact the consolidated financial condition or the consolidated results of operations of the Company.

  Income Taxes

     The Company provides for income taxes in accordance with the liability method.

  Net Loss Per Share

     The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission Staff

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

Accounting Bulletin No. 83, convertible Preferred Stock, Common Stock, debt convertible into shares of Common Stock, Common Stock purchase warrants and options to purchase Common Stock issued at prices below the estimated initial public offering ("IPO") price during the 12 months immediately preceding the initial filing of the registration statement relating to the IPO, (collectively the "cheap stock") have been included in the computation of net loss per share as if they were outstanding for all periods presented (using the treasury method assuming repurchase of Common Stock at the estimated IPO price). For the year ended December 31, 1996, the cheap stock is weighted for the period outstanding through the effective date of the IPO. Other shares issuable upon the exercise of stock options and warrants, conversion of debt into shares of Common Stock and conversion of Preferred Stock have been excluded from the computation because the effect of their inclusion would be antidilutive due to the Company's net losses. Subsequent to the Company's IPO, convertible Preferred Stock, Common Stock purchase warrants, options to purchase Common Stock and debt convertible into shares of Common Stock under the treasury stock method will be included to the extent they are dilutive.

3. PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over an estimated useful life of three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Property and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                             ---------------------
                                                               1995         1996
                                                             --------     --------
            Equipment......................................  $165,465     $604,485
            Computer software..............................        --      127,664
            Leasehold improvements.........................        --       43,977
            Furniture and fixtures.........................    31,628       79,166
                                                             --------     --------
                                                              197,093      855,292
            Less accumulated depreciation..................    68,960      232,334
                                                             --------     --------
                                                             $128,133     $622,958
                                                             ========     ========

4. ACQUISITION OF COGNITIVE TRAINING ASSOCIATES, INC.

     On August 1, 1996, the Company acquired by merger substantially all of the assets and liabilities (with the exception of the building, vehicle, certain equipment, and certain notes payable) of Cognitive Training Associates, Inc., a Texas corporation ("CTA"), for 42,487 shares of the Company's Common Stock. In conjunction with the acquisition, the Company recorded goodwill in the amount of $505,336 and other intangible assets (contracts and underlying modules) in the amount of $200,000.

     The Company also issued fully vested options to purchase 5,096 shares of the Company's Common Stock, at an exercise price of $0.12 per share, to four employees of CTA. Additionally, the Company granted an option to purchase 16,995 shares of the Company's Common Stock, at an exercise price of $21.18 per share, to the former stockholder of CTA in conjunction with a two-year employment agreement. Management subsequently repriced the option to $12.75 per share. Management believes that this new grant price approximated the fair market value on the date of repricing. The option will vest over a two-year period. Additionally, pursuant to the employment agreement, the former stockholder of CTA will be paid $150,000 by the Company upon successful integration of CTA into the Company. The Company expensed this $150,000 during 1996. The Company also agreed to lease the building owned by the former stockholder of CTA for $5,000 per month (see Note 8).

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

     Following is a summary of selected pro forma information for the years ended December 31, 1995 and 1996 as if the transaction occurred on January 1, 1995.

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                               1995            1996
                                                            -----------     -----------
                                                                    (UNAUDITED)
        Pro Forma net revenues............................  $ 1,317,743     $ 1,405,538
                                                            ===========     ===========
        Pro Forma net loss................................  $(2,559,177)    $(4,756,242)
        Pro Forma accrued dividends to preferred
          stockholders....................................     (174,889)       (330,706)
                                                            -----------     -----------
        Pro Forma net loss available to common
          stockholders....................................  $(2,734,066)    $(5,086,948)
                                                            ===========     ===========
        Pro Forma net loss per share to common
          stockholders....................................  $     (2.44)    $     (3.89)
                                                            ===========     ===========
        Pro Forma weighted average shares outstanding.....    1,121,519       1,307,574
                                                            ===========     ===========

5. ACQUISITION OF CYBIS (A DIVISION OF CONTROL DATA SYSTEMS, INC.)

     On January 1, 1994, the Company acquired substantially all of the assets, properties and rights of the CYBIS division of Control Data Systems, Inc. ("Control Data"), for approximately $694,000. The Company paid $150,000 in cash and the remaining amount in the form of two promissory notes (see Note 7). The non-cash portion of this transaction (debt of approximately $544,000) was excluded from the statements of cash flows. The transaction was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. This treatment resulted in approximately $576,000 of cost in excess of net assets acquired as of January 1, 1994. Goodwill acquired has been amortized on a straight-line basis over an estimated useful life of two years.

     In October 1996, The Roach Organization, Inc. ("TRO"), from which Control Data received its license with respect to the CYBIS courseware (which license was assigned to the Company in January 1994), alleged unspecified violations by the Company of the terms of such license. TRO demanded that the Company cease such alleged violations and compensate TRO for unspecified alleged damages in connection therewith. The Company believes that it is in compliance with the terms of the license and therefore intends to vigorously dispute these allegations. The Company also believes that it would not be materially adversely affected by an adverse result of this dispute.

6. LOANS PAYABLE TO (RECEIVABLE FROM) RELATED PARTIES

     During 1994, loans payable to various officers, directors and investors, consisting of outstanding principal and accrued interest in the amount of $522,594, were converted into 79,102 shares of the Company's Common Stock. The remaining accrued interest of $89,748 was forgiven and recognized as a gain as a result of the transaction. The non-cash portion of this transaction has been excluded from the statements of cash flows.

     During 1995, outstanding principal and accrued interest totaling $216,900 and $12,182, respectively, as well as accounts payable totaling $97,000 to various officers, directors and investors, were converted into 78,689 shares of Common Stock and 1,800 shares of Series A convertible Preferred Stock. The remaining accrued interest of $30,303 was forgiven and recognized as a gain. The non-cash portion of this transaction has been excluded from the statements of cash flows.

     At December 31, 1995, the Company owed $285,300 in 12% interest bearing notes payable to various officers. During December 1996, the Company repaid these notes payable and the related accrued interest of $31,664. The notes were secured by the Company's net revenues and property and equipment.

     Additionally, in March 1996, the Company issued a convertible promissory note for $300,000 to an entity controlled by a stockholder. The note bore interest at 10.5% per annum. In connection with an agreement

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

executed by the Company and the stockholder in September 1996, the stockholder exercised warrants to purchase 67,980 shares of Common Stock, resulting in proceeds to the Company of approximately $600,000 and the Company repaid the balance of the $300,000 convertible note payable plus accrued interest of $23,560 to the entity controlled by the stockholder. Additionally, the Company issued to the stockholder warrants to purchase 15,687 shares of Common Stock at an exercise price equal to the IPO price of $13.00 per share.

     In May 1996, the Company issued a convertible subordinated unsecured promissory note for $130,000 to an officer of the Company. The note bears interest at a rate of 10% per annum. In addition, the officer was issued warrants to purchase 6,904 shares of the Company's Common Stock at an exercise price of $18.83 per share. These warrants are exercisable for eight years. The Company believes that any value associated with the warrants is immaterial. The note payable is convertible to shares of Common Stock at a rate of $18.83 per share, and the conversion price and the warrant exercise price are subject to adjustment for certain events, such as stock splits, dividends on Common Stock or sale of the Company's Common Stock or Preferred Stock at a price less than the conversion price. Accordingly, the conversion and warrant exercise prices were subsequently adjusted to $9.12 due to the anti-dilution provisions pursuant to the agreement. In December 1996, the officer converted his outstanding note payable balance plus accrued interest of $136,696 to 14,988 shares of Common Stock. In addition, the number of shares of Common Stock underlying such officer's warrant, was increased by 7,349 shares and the exercise price thereof reduced to $9.12 per share, pursuant to certain anti-dilution rights previously granted.

     At December 31, 1995, accrued interest on loans payable to related parties totaled $27,434.

     Loans receivable from the Company's officers and employees amounted to $286,948 and $100,000 as of December 31, 1995 and 1996, respectively. The loans receivable of $286,948 as of December 31, 1995 was repaid during 1996. In December 1996, the Company loaned an officer of the Company $100,000 which is due during 1997. The Company accrues interest on the 1996 loan receivable at a rate of prime less 1%. Interest income related to loans receivable amounted to $18,122, $14,347 and $10,152 during the years ended December 31, 1994, 1995 and
1996, respectively.

7. NOTES PAYABLE

     A note payable in the amount of $250,000 plus accrued interest of $369,522 due to a former customer was settled during 1994 for a cash payment of $100,000. The Company recognized an extraordinary gain of $519,522 as a result of this transaction. The non-cash portion of this transaction has been excluded from the statements of cash flows.

     At December 31, 1995, the Company owed $293,366 in a non-interest bearing note payable to Control Data (see Note 5). The note was discounted at a rate of 12% per annum. As of December 31, 1995, accrued interest on notes payable totaled $106,217. The note was secured by the assets purchased from Control Data. During 1995, the Company also repaid the $150,000 note payable balance to Control Data. During 1996, the Company paid a total of $299,583 to Control Data as settlement of the note and accrued interest. The remaining $100,000 was forgiven pursuant to a settlement agreement executed by the Company and Control Data. The Company included the gain of $100,000 as other income in the statements of operations.

     In June 1996, the Company borrowed $300,000 from an investor in exchange for a convertible promissory note. The note bore interest at a rate of 10% per annum, and any unpaid principal and interest is convertible into shares of the Company's Series B redeemable convertible Preferred Stock at a conversion rate of $18.83 per share, subject to adjustments for certain events, such as the sale of the Company's Common or Preferred Stock at a price less than the conversion price. In July 1996, principal and accrued interest were converted into shares of Series B redeemable convertible Preferred Stock (see Note 10).

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

8. COMMITMENTS

  Network Services Agreement

     During 1993, the Company entered into a three-year agreement with CompuServe, Inc. ("CompuServe") whereby CompuServe was to provide network services to the Company. The Company ceased making payments under the agreement in 1993 due to dissatisfaction with the services provided by CompuServe.

     As a result, CompuServe asserted that the Company was liable for unpaid fees and lost profits totaling $300,000 due to breach of contract. In October 1994, the Company reached a conditional settlement with CompuServe whereby the Company was required to purchase approximately $98,000 of advertising services from CompuServe. During 1996, the Company fully satisfied its commitment to purchase such advertising services from CompuServe. In 1996, the Company recognized a gain of $119,274 relating to the settlement of amounts owed by the Company to CompuServe; the gain is included in other income in the statements of operations.

  Leases

     The Company leases office space under noncancellable operating lease agreements. The Company entered into a lease in September 1996 for corporate office space. Future minimum lease payments may be periodically adjusted based on changes in the lessors' operating charges. Additionally, the Company leases various office equipment under non-cancelable operating leases. Rent expense for the years ended December 31, 1994, 1995 and 1996 was $96,266, $98,761, and
$137,519, respectively.

     As of December 31, 1996, payments due under noncancellable operating leases were as follows:

                1997..............................................  $223,542
                1998..............................................   233,679
                1999..............................................   224,393
                2000..............................................   100,479
                2001..............................................    35,000
                                                                    --------
                                                                    $817,093
                                                                    ========

  Employment Agreements

     During 1996, the Company executed employment agreements with certain key executives under which the Company is required to pay an aggregate of approximately $790,000 in base salary annually over the next two years, as well as certain performance incentives limited to 50% of such base salary.

  Secured Lending Transaction

     During 1996, the Company and a bank entered into a secured line-of-credit facility in the amount of $100,000. Amounts borrowed under this arrangement bear interest at the bank's prime rate plus 1% and are collateralized by the assets purchased with the amounts borrowed. Amounts borrowed under the arrangement are payable in equal monthly installments of principal and interest between November 1996 and October 1999. As of December 31, 1996, there was no balance outstanding under the line of credit facility.

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1995           1996
                                                              ----------     ----------
        Accounts payable and accrued expenses...............  $  292,511     $  931,771
        Accrued payroll in arrears and payroll taxes........     628,249             --
        Accrued payroll and payroll taxes...................     119,669        230,000
        Accrued vacation....................................      48,006         97,395
                                                              ----------     ----------
                                                              $1,088,435     $1,259,166
                                                              ==========     ==========

     The Company accrues interest on the accrued payroll in arrears to the Chief Executive Officer and three other officers of the Company at a rate of 5% per annum. Interest expense related to the accrued payroll in arrears amounted to $45,158, $29,180 and $36,182 during the years ended December 31, 1994, 1995 and
1996, respectively.

10. STOCKHOLDERS' EQUITY (DEFICIT)

  Equity Transactions

     On November 11, 1994, the Company converted all 4,568 then-outstanding shares of Series A convertible Preferred Stock into 91,368 shares of Common Stock to effect the Series A convertible Preferred Stock conversion. In addition, the cumulative Preferred Stock dividends declared up to that date were converted into 4,008 shares of Common Stock.

     During 1994, a total of 148,534 shares of Common Stock were issued to existing and new investors at various prices per share for total proceeds of approximately $415,000.

     During 1995, the Company issued 379,535 shares of Series A convertible Preferred Stock for net proceeds of approximately $2,732,000 at a price of $8.83 per share.

     During 1996, the Company issued 5,097 shares of Common Stock as payment for certain accounts payable amounting to $42,000. The shares were issued at a price per share of $8.83. The non-cash portion of this transaction has been excluded from the statements of cash flows. In addition, the Company issued 42,487 shares of common stock in connection with the purchase of CTA (See Note 4).

     During 1996, the Company issued an aggregate of 20,534 shares of Series A convertible Preferred Stock for net proceeds of approximately $413,000 at a price of $21.18 per share. Additionally, the Company issued 1,091 shares of Series A convertible Preferred Stock to holders of the Series A convertible Preferred Stock to satisfy contractual anti-dilution provisions pursuant to certain 1996 stock transactions.

     During 1996, the Board of Directors approved a 1-for-11.76812037 reverse stock split of the Company's $0.01 par value Series A, Series B and Series B-1 Preferred Stock and Common Stock, which became effective on November 20, 1996. All references in the accompanying financial statements to the number of shares of Preferred Stock and Common Stock and per share amounts have been restated to reflect the split.

     On December 2, 1996, the Company sold 1,430,000 shares of Common Stock in the IPO for net proceeds of approximately $15,800,000. Simultaneously with the IPO, the Company converted all outstanding shares of Series B redeemable convertible Preferred Stock into shares of Common Stock on a 1-for-2.06 basis. The Company also declared accrued dividends in arrears of 4,852 shares of Series B redeemable convertible Preferred Stock to holders of Series B redeemable convertible Preferred Stock, which were then converted to Common Stock on a 1-for-2.06 basis. The Company also converted all outstanding shares of Series A convertible Preferred Stock into shares of Common Stock on a one-for-one basis, and the Company declared

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

accrued dividends in arrears of 45,628 shares of Series A convertible Preferred Stock to holders of Series A convertible Preferred Stock, which were then converted to Common Stock on the same basis as the Series A conversion. The conversion of Preferred Stock to Common Stock is a non-cash transaction and accordingly, has been excluded from the statements of cash flows. Also, one of the Company's stockholders exercised warrants to purchase 67,980 shares of Common Stock and the Company subsequently repaid the $300,000 convertible note payable balance with the proceeds therefrom. Also, an officer of the Company converted his $130,000 note payable into 14,988 shares of Common Stock.

  Preferred Stock

     On July 19, 1996, the Company issued 185,877 shares of Series B redeemable convertible Preferred Stock for total proceeds of $3,500,000, including conversion of a $300,000 convertible promissory note (see Note 7). The holders of shares of the Series B redeemable convertible Preferred Stock were entitled to receive cumulative dividends at a rate of seven percent per annum, payable in shares of the Series B redeemable convertible Preferred Stock, as well as dividends equivalent to any declared on the Common Stock, as if the Series B redeemable convertible Preferred Stock was converted. Shares of Series B redeemable convertible Preferred Stock are convertible on a one-for-one basis at a conversion rate of $18.83 per share, subject to adjustment for certain events, such as the sale of Common or Preferred Stock at a price less than the conversion price. As a result of certain anti-dilution provisions, the Series B Preferred Stock converted to Common Stock on a one-for-2.06 basis. Shares of the Company's Series B redeemable convertible Preferred Stock had a liquidation preference over all classes of capital stock with the exception of the Series A convertible Preferred Stock at a preference of the stated value (i.e. conversion price) plus declared, but unpaid, dividends on the Company's Common Stock and the amount they would have received had they converted to Common Stock just prior to the liquidation. The holders of Series B redeemable convertible Preferred Stock also had the right to vote the number of shares into which each share of Series B redeemable convertible Preferred Stock is convertible and were entitled to have a designee elected to the Board of Directors of the Company. The Series B redeemable convertible Preferred Stock also contained certain anti-dilution and preemptive rights and were redeemable solely at the option of the stockholder at the stated value at any time after five years from the closing date. Each share of Series B redeemable convertible Preferred Stock, plus all declared but unpaid dividends, was automatically converted into shares of Common Stock upon the consummation of an underwritten public offering of the Company's Common Stock.

     The holders of the Company's Series A convertible Preferred Stock were entitled to receive cumulative dividends at a rate of seven percent per year, to be paid in shares of the Company's Series A convertible Preferred Stock. Shares of Series A convertible Preferred Stock have a liquidation preference equal to $8.83 per share, plus all declared but unpaid dividends, and have the right to vote the number of shares of Common Stock into which each share of Series A convertible Preferred Stock is convertible. Shares of Series A convertible Preferred Stock are convertible on a one-for-one basis, subject to adjustment, into shares of Common Stock.

     As of December 31, 1995 and 1996, the Company owed dividends in arrears of 13,083 and 0 shares of Preferred Stock, respectively, which represented a total value of $174,889 and $330,706 accrued during the years ended December 31, 1995 and 1996, respectively.

  Stock Option Plans

     The Company has adopted a stock option plan (the "Original Plan") which permits the Company to grant up to 288,916 options to employees, board members and others who contribute materially to the success of the Company. In November 1996, the Company's Board of Directors decided not to grant any further options under the Original Plan.

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

     During 1996, the Company's Board of Directors approved a new stock option plan (the "1996 Plan"), which provides for the grant of 135,960 options which was subsequently increased to 524,893 options.

     Stock options under the Original Plan and 1996 Plan are generally granted at prices which the Company's Board of Directors believes approximates the fair market value of its Common Stock at the date of grant. Individual grants generally become exercisable ratably over a period of four to five years from the date of grant. The contractual term of the options range from three to ten years from the date of grant.

     Included in outstanding options are options to purchase 25,152 shares of Common Stock which were issued during 1994 with an exercise price of the lesser of $2.94 or 10% of the stock price achieved in the next equity financing subsequent to the option grant in which the net proceeds to the Company exceeded $2,500,000. The exercise price for these options was fixed, as a result of the financing during 1995, at $0.88 per share. Accordingly, the Company recorded a charge of $125,800 of expense related to these options during 1995.

     The Company's Board of Directors extended the exercise period of 88,032 fully vested options to August 31, 1999. This extension of exercise period created a new measurement date for these options. As such, the Company recognized compensation expense of $877,782 during 1996 for the difference between the deemed fair value of the Company's Common Stock on the new measurement date and the grant price of such options. Additionally, the Company recognized an expense of $144,270 for options whose grant price at the grant date was below fair market value.

     During 1996, the Company adopted the disclosure-only provisions of SFAS No.
123. Accordingly, no compensation cost has been recognized for the fair value of options granted during 1995 and 1996.

     Common stock option activity was as follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                  NUMBER OF     EXERCISE
                                                                   SHARES        PRICE
                                                                  ---------     --------
        Outstanding at December 31, 1993........................    45,546       $ 2.86
          Granted...............................................    48,094       $ 2.75
          Exercised.............................................        --       $   --
          Canceled or expired...................................        --       $   --
                                                                   -------       ------
        Outstanding at December 31, 1994........................    93,640       $ 2.80
          Granted...............................................    13,596       $ 1.47
          Exercised.............................................        --       $   --
          Canceled or expired...................................    (6,798)      $ 1.47
                                                                   -------       ------
        Outstanding at December 31, 1995........................   100,438       $ 2.71
          Granted...............................................   515,189       $11.50
          Exercised.............................................        --       $   --
          Canceled or expired...................................   (20,394)      $ 5.30
                                                                   -------       ------
        Outstanding at December 31, 1996........................   595,233       $10.23
                                                                   =======       ======
        Exercisable at December 31, 1996........................   185,408       $ 7.05
                                                                   =======       ======

     As of December 31, 1996, there were 179,643 options available for future grants.

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                         ----------------------------------------   --------------------------
                                             NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                                         OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
               RANGE OF                   DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
            EXERCISE PRICES                   1996           LIFE         PRICE          1996          PRICE
---------------------------------------  --------------   -----------   ---------   --------------   ---------
Less than $1.00........................       30,248          3.0        $   .75         30,248       $   .75
$1.00 - $3.00..........................       36,198          6.3           1.47         24,132          1.47
$3.01 - $6.00..........................       18,694          2.7           4.77         18,694          4.77
$6.01 - $10.00.........................      147,848          3.2           8.83         69,337          8.83
$10.01- $12.75.........................      362.245          9.8          12.75         42,997         12.75
                                             -------                      ------        -------        ------
$0.12 - $12.75.........................      595,233                     $ 10.23        185,408       $  7.05
                                             =======                      ======        =======        ======

     Had compensation expense related to the stock option plans been determined based on the fair value at the grant date for options granted in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                               1995            1996
                                                            -----------     -----------
        Net loss -- pro-forma.............................  $(2,058,843)    $(4,617,938)
                                                            ===========     ===========
        Net loss per share -- pro-forma...................  $     (2.07)    $     (3.86)
                                                            ===========     ===========

     The effect of applying SFAS No. 123 on 1995 and 1996 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

     The fair value of each option grant is estimated on the date of grant using the Minimum Value option-pricing fair value model with the following weighted-average assumptions used for grants in 1995: dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 5.875%; and expected life of the option term of 3 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 6.125%; and expected life of the option term of 3.5 years. The weighted average fair value of the options granted in 1995 with a stock price greater than the exercise price is $5.37. The weighted average fair values of the options granted in 1996 with a stock price equal to the exercise price and with a stock price greater than the exercise price are $4.65 and $12.42, respectively.

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

  Warrants

     The Company has also granted warrants to purchase Common Stock to various investors, employees and outside vendors. Warrant activity was as follows:

                                                                        NUMBER OF
                                                                         SHARES
                                                                        ---------
            Outstanding at December 31, 1993..........................        --
              Issued..................................................   380,688
              Exercised...............................................        --
              Canceled or expired.....................................        --
                                                                         -------
            Outstanding at December 31, 1994..........................   380,688
              Issued..................................................   119,796
              Exercised...............................................        --
              Canceled or expired.....................................        --
                                                                         -------
            Outstanding at December 31, 1995..........................   500,484
              Issued..................................................    43,863
              Exercised...............................................   (67,980)
              Canceled or expired.....................................        --
                                                                         -------
            Outstanding at December 31, 1996..........................   476,367
                                                                         =======

     Exercise prices on the outstanding warrants range from $2.94 to $21.18 per share.

     Of the total warrants outstanding at December 31, 1996, 296,585 Common Stock warrants were issued in connection with equity transactions and 179,782 Common Stock warrants were issued in connection with convertible related party debt and short-term debt. These warrants were granted at prices which the Board of Directors of the Company believes approximates fair value at the time of issuance, and as such the Company believes that any value allocable to the warrant is immaterial to the financial statements. There are certain anti-dilution rights associated with these warrants, which are effective upon the occurrence of certain events.

     In connection with the Company's IPO, the exercise prices of warrants to purchase 35,167 shares of Common Stock were reduced from $17.65 or $18.83 per share to the IPO price, $13.00 per share, to satisfy certain anti-dilution rights previously granted. The holders of these warrants have agreed to waive further price-based anti-dilution rights, except with respect to issuances of Common Stock below $8.83 per share.

  Reserve for Issuance

     As of December 31, 1996, the Company had reserved 1,251,243 shares of Common Stock issuable upon the exercise of outstanding options and warrants.

11. RESEARCH AND DEVELOPMENT AGREEMENT

     On April 15, 1996, the Company entered into an agreement with Autodesk, Inc. ("Autodesk") to develop and maintain a campus-like graphical user interface located on the Internet. The Company will be entitled to certain revenues generated by the project and will pay 20% in royalties to Autodesk for the use of certain trademark rights. Additionally, the Company will pay royalties for certain of the courses and products offered on the campus to owners or holders of the rights of such products and/or courses. During September, 1996 and as later amended, the Company contracted with InternetU, Inc., ("InternetU"), a stockholder, to provide the funding for the project. In exchange for $1,550,000, to be provided in installments through September 30, 1997, corresponding to the achievement of certain milestones, the Company will grant

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

InternetU Common Stock warrants to purchase 73,172 shares of Common Stock at an exercise price of $13.00 per share. In addition, InternetU will receive royalties on future revenues generated by the project. Upon the consummation of a public offering by the Company, these payments and issuance of the warrants were accelerated. The cash received by the Company is restricted to costs solely associated with the project. The Company determined that the fair value of the warrants was approximately $150,000 and will recognize this amount as research and development expense. This agreement is cancelable and should either party to the agreement fail to perform, no additional cash or warrants are required to be paid or issued or revenues shared. In January 1997, the Company received payment of the first installment pursuant to the agreement and accordingly, the Company recognized $250,000 as revenue during 1996 since the payment was due during 1996 and the related work to achieve the milestone was performed during 1996. Accordingly, the Company recorded $24,180 as expense for the warrants to be issued to InternetU.

12. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's net deferred tax assets were as follows:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1995            1996
                                                            -----------     -----------
        Net operating loss carryforwards..................  $ 1,645,000     $ 3,266,000
        Accrued payroll...................................      229,000              --
        Other.............................................      254,000         214,000
                                                            -----------     -----------
        Total deferred tax assets.........................    2,128,000       3,480,000
        Valuation allowance...............................   (2,128,000)     (3,480,000)
                                                            -----------     -----------
        Net deferred tax assets...........................  $        --     $        --
                                                            ===========     ===========

     As of December 31, 1995 and 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,112,000 and $8,165,000, respectively, which will expire at various dates through 2011. The Company may have had changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.

13. EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS' REPORT

     On March 1, 1997, the Company acquired Ivy Software, Inc. ("Ivy"), a Virginia corporation that develops and distributes business and accounting software for the academic education market, for cash of $314,000 and potential future payments not to exceed approximately $862,000, which are based upon the integration of operations, conversion of software and operating results. In connection with this transaction, the president and sole shareholder of Ivy entered into a three-year consulting agreement with the Company.