Form 10-Q
period 1997-03-31
UOL PUBLISHING INC
filed 1997-05-14
CIK 943742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       OR

[  ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________.

                             COMMISSION FILE NUMBER

                                    0-21421

                              UOL PUBLISHING, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      54-1290319
         (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                     Identification No.)

            8251 GREENSBORO DRIVE, SUITE 500, MCLEAN, VIRGINIA 22102 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (703) 893-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE             3,186,167 SHARES
           (Class)                (Outstanding at March 31, 1997)

================================================================================

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH
                                                                                 31,
                                                                       ------------------------
                                                                         1996          1997
                                                                       ---------    -----------
REVENUES:
     Online revenues................................................   $  17,500    $   598,211
     Development and other revenues.................................      11,785        507,645
     Licensing and support revenues.................................      84,812         95,184
                                                                       ---------    -----------
Net revenues........................................................     114,097      1,201,040

COSTS AND EXPENSES:
     Cost of online revenues........................................       5,351         68,727
     Cost of development and other revenues.........................         579         33,687
     Cost of licensing and support revenues.........................      17,740         16,961
     Sales and marketing............................................     240,282        707,814
     Product development............................................     202,078      1,182,724
     General and administrative.....................................     194,547        382,280
     Depreciation and amortization..................................       9,148         91,106
                                                                       ---------    -----------
Total costs and expenses............................................     669,725      2,483,299

LOSS FROM OPERATIONS................................................    (555,628)    (1,282,259)

Other income (expense):
     Other income...................................................     119,276             --
     Interest income (expense)......................................     (13,192)       186,228
                                                                       ---------    -----------
NET LOSS............................................................   $(449,544)   $(1,096,031)
Accrued dividends to preferred stockholders.........................      52,010             --
                                                                       ---------    -----------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS...........................   $(501,554)   $(1,096,031)
                                                                       =========     ==========
Net loss per share to common stockholders...........................   $   (0.46)   $     (0.34)
                                                                       =========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING.................................   1,091,388      3,186,167
                                                                       =========     ==========

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER
                                                                          31,         MARCH 31,
                                                                         1996           1997
                                                                      -----------    -----------
                                                                                     (UNAUDITED)
ASSETS:
Current assets:
     Cash and cash equivalents.....................................   $15,474,030    $12,667,140
     Accounts receivable, less allowance of $36,100 at December 31,
      1996 and $85,100 at March 31, 1997...........................       412,095        837,532
     Loans receivable from related parties.........................       101,444        102,200
     Prepaid expenses and other current assets.....................       132,128        406,972
                                                                      -----------    -----------
Total current assets...............................................    16,119,697     14,013,844
Property and equipment, net........................................       622,958        837,487
Other assets.......................................................        89,995         75,820
Goodwill and other intangible assets, net..........................       656,503      1,016,370
                                                                      -----------    -----------
Total assets.......................................................   $17,489,153    $15,943,521
                                                                       ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable and accrued expenses.........................   $ 1,259,166    $   822,976
     Deferred revenues.............................................        28,000          5,000
                                                                      -----------    -----------
Total current liabilities..........................................     1,287,166        827,976
Stockholders' equity:
     Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 3,186,167 shares issued and outstanding at
      December 31, 1996 and March 31, 1997.........................        31,861         31,861
     Additional paid-in capital....................................    27,553,128     27,562,717
     Accumulated deficit...........................................   (11,383,002)   (12,479,033)
                                                                      -----------    -----------
Total stockholders' equity.........................................    16,201,987     15,115,545
                                                                      -----------    -----------
Total liabilities and stockholders' equity.........................   $17,489,153    $15,943,521
                                                                       ==========     ==========

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH
                                                                                 31,
                                                                       ------------------------
                                                                         1996          1997
                                                                       ---------    -----------
OPERATING ACTIVITIES
Net loss............................................................   $(449,544)   $(1,096,031)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..................................       9,148         91,106
     Stock warrant compensation.....................................          --         23,000
     Changes in operating assets and liabilities:
          Accounts receivable.......................................      33,697       (399,307)
          Prepaid expenses and other current assets.................       8,950       (282,934)
          Accounts payable and accrued expenses.....................    (238,581)      (478,963)
          Accrued interest..........................................      10,803             --
          Deferred revenues.........................................          --        (23,000)
                                                                       ---------    -----------
Net cash used in operating activities...............................    (625,527)    (2,166,129)
INVESTING ACTIVITIES
Purchases of property and equipment.................................      (5,740)      (243,993)
Acquisitions of business, net of cash acquired......................          --       (283,357)
Additions to intangible assets......................................          --       (100,000)
                                                                       ---------    -----------
Net cash used in investing activities...............................      (5,740)      (627,350)
FINANCING ACTIVITIES
Proceeds from issuance of Series A convertible Preferred Stock......     291,501             --
Payment of expenses related to the initial public offering..........          --        (13,411)
Proceeds from loans payable to related parties......................     300,000             --
Repayments of notes payable and short-term borrowings...............     (34,000)            --
                                                                       ---------    -----------
Net cash provided by (used in) financing activities.................     557,501        (13,411)
Net increase (decrease) in cash and cash equivalents................     (73,766)    (2,806,890)
Cash and cash equivalents at the beginning of the period............     104,178     15,474,030
                                                                       ---------    -----------
Cash and cash equivalents at the end of the period..................   $  30,412    $12,667,140
                                                                       =========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid.......................................................   $      --    $     8,944
                                                                       =========     ==========

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for any future period, including the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany activity and transactions eliminate upon consolidation.

CASH EQUIVALENTS

     Cash equivalents, which are stated at cost, consist of highly liquid investments with original maturities of three months or less.

PRODUCT DEVELOPMENT

     Through March 31, 1997, the Company expensed its product development costs. It will continue to expense such costs until such time as the realizability of the Company's courseware is established.

RECENT PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

NOTE C -- ACQUISITIONS

COGNITIVE TRAINING ASSOCIATES, INC.

     In August 1996, the Company acquired by merger substantially all of the assets and liabilities (with the exception of the building, vehicle, certain equipment, and certain notes payable) of Cognitive Training Associates, Inc., a Texas corporation ("CTA"), for 42,487 shares of the Company's Common Stock. In conjunction with the acquisition, the Company recorded goodwill in the amount of $505,336 and other intangible assets (contracts and underlying modules) in the amount of $200,000. This transaction was accounted for as a purchase, and accordingly the operating results of CTA are included in the Company's financial statements from the date of acquisition.

IVY SOFTWARE, INC.

     In March 1997, the Company acquired Ivy Software, Inc. ("Ivy"), a Virginia corporation that develops and distributes business and accounting software for the academic education market, for $314,000 in cash and potential future payments not to exceed approximately $862,000, which are based upon integration of operations, conversion of software and operating results. In connection with its transaction, the President and sole shareholder of Ivy entered into a three-year consulting agreement with the Company. This transaction was accounted for as a purchase, and accordingly the operating results of Ivy are included in the Company's financial statements from the effective date of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, risks relating to uncertainties relating to dependence on strategic partners and third party relationships, management of rapid growth, dependence on online distribution, the Company's payment obligations relating to the acquisitions of Ivy and of Cooper & Associates, Inc. in April 1997, (see Subsequent Events) the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, security risks, government regulations, regulatory filings and competition.

OVERVIEW

     The Company believes it is a leading publisher of high quality educational courseware for the online education and training market through the World Wide Web ("Web"). The Company offers its courseware to part-time students and working adults in partnerships with academic institutions and business partners. The Company was formed in 1984 as IMSATT Corporation, a multimedia research and development company. In 1991, the Company acquired from Control Data certain rights to resell the CYBIS online courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. In 1993, the Company modified its business focus to capitalize on market opportunities for online education resulting from technological advances relating to the Internet. Subsequently, the Company raised additional financing and focused its development efforts on migrating its technology to the Web in preparation for the launch of its first Web-based course in November 1995. Having demonstrated its ability to deliver online courseware through the Web and recognizing the opportunity to be a leader in this market, the Company began forming strategic partnerships with key academic institutions and business partners to develop and market its online products and services. Prior to the fourth quarter of 1996, the Company generated a substantial majority of its revenues from the licensing and maintenance of CYBIS courseware under the Control Data subcontracts. However, the Company believes that online revenues will be the primary source of its revenues in the future.

RESULTS OF OPERATIONS

     Net Revenues

     Net revenues increased from $114,097 for the three months ended March 31, 1996 to $1,201,040 for the three months ended March 31, 1997. Online revenues were $598,211 (50% of net revenues) for the three months ended March 31, 1997 compared to $17,500 (16% of net revenues) for the three months ended March 31, 1996. Online revenues are generated primarily from the sale of online licenses to the Company's virtual campus product offerings, online tuition derived from academic and corporate partners, and online software sales. The first quarter of 1997 was the initial quarter for the Company's sale of its Virtual Campus licenses. Using the Virtual Campus concept, any academic or business partner can implement an online system of education that gives students the ability to enhance their knowledge, skills and abilities directly from the desktop via the Web. In addition, the Company recorded online revenues in the first quarter of 1997 from software licenses sold by Ivy. See Note C.

     Development and other revenues were $507,645 (42% of net revenues) for the three months ended March 31, 1997 compared to $11,785 (10% of net revenues) for the prior year's quarter. Development and other revenues in the first quarter of 1997 included $235,000 received from InternetU pursuant to a development funding agreement signed in September 1996, as amended. Under this agreement, InternetU provides the Company funding for the development of the Company's Autodesk Virtual Campus in exchange for a share of the net revenues derived from the operation of such campus, and warrants to purchase Common Stock of the Company. Development revenues in the first quarter of 1997 also include payments from certain of the Company's partners for the Company's development of online courses and modules.

     Licensing and support revenues were $95,184 (8% of net revenues) for the three months ended March 31, 1997 compared to $84,812 (74% of net revenues) for the same quarter in 1996. Licensing and support revenues consist primarily of revenue derived from the Company's Control Data subcontracts. This source of revenue is expected to decline on a year-to-year basis due to budgetary constraints of government agencies and the continued migration of Control Data customers away from mainframe applications.

     Cost of Revenues

     Cost of revenues increased from $23,670 for the three months ended March 31, 1996 to $119,375 for the three months ended March 31, 1997. The increase in absolute dollars was primarily due to the inclusion of the results of operations of CTA and Ivy in the 1997 period. Cost of revenues primarily consists of certain personnel costs directly related to certain CTA development contracts and mainframe-based courseware support, as well as communication costs related to online revenues. In the future, cost of revenues is expected to include royalties incurred to third-party content providers.

     Operating Expenses

     Sales and Marketing. Sales and marketing expense increased from $240,282 for the three months ended March 31, 1996 to $707,814 for the three months ended March 31, 1997. Sales and marketing expense consisted primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. The increase was primarily due to increased staffing and marketing campaigns. During the latter part of 1996, the Company expanded its sales and marketing organization in order to build an infrastructure to support the anticipated revenue opportunities for online courseware. The Company expects sales and marketing expense to increase substantially in the future as the Company continues to expand its sales and marketing efforts.

     Product Development. Product development expense increased from $202,078 for the three months ended March 31, 1996 to $1,182,724 for the three months ended March 31, 1997. Product development expense consisted primarily of costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The increase was primarily attributable to the overall staffing and other cost increases aimed at maintaining and enhancing the Company's courseware and module libraries. The Company is incurring significant expenses to convert traditional educational and training content to courseware and modules that can be delivered online over the World Wide Web. Contributing to the increase in product development costs in the first quarter of 1997 was the inclusion of the results of CTA. The Company expects that product development expense will substantially increase in the future as the Company continues to expand its courseware library.

     General and Administrative. General and administrative expense increased from $194,547 for the three months ended March 1996 to $382,280 for the three months ended March 31, 1997. General and administrative expense consisted primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. General and administrative expense increased primarily due to increases in all of the above costs to support the Company's growth and additional operations due to acquisitions, and generally to cover increased expenses associated with operating as a public company.

     Depreciation and Amortization. Depreciation and amortization expense increased from $9,148 for the three months ended March 31, 1996 to $91,106 for the three months ended March 31, 1997. In August 1996, the Company recorded goodwill and other intangibles in connection with its acquisition of CTA (see Note C) in the amount of approximately $705,000. The Company is amortizing such goodwill and other intangibles over 10 and three years, respectively. In March 1997, the Company recorded $300,000 in goodwill in connection with the acquisition of Ivy. The Company is amortizing such goodwill over 10 years. The increase in depreciation and amortization is also attributable to increased depreciation expense of computer equipment and other assets purchased by the Company to support its product development, technical operations and personnel needs.

     Interest and Other Income. Interest expense for the three months ended March 31, 1996 was $13,192 while interest income for the three months ended March 31, 1997 was $186,228. Interest income is derived primarily from investing funds raised in the Company's private and public securities offerings during 1996. Other income of $119,276 for the three months ended March 31, 1996 consists of a settlement of a trade payable with a former vendor.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had $12,667,140 in cash and cash equivalents. Since its inception, the Company has financed its operating cash flow needs primarily through private placements of equity securities and, to a lesser extent, borrowings from stockholders, and most recently, a public offering of its equity securities. Cash utilized in operating activities was $2,166,129 for the three months ended March 31, 1997 and $625,527 for the three months ended March 31, 1996. Use of cash was primarily attributable to net losses in both periods and a March 1997 advance payment of $300,000 to a joint marketing partner for development of online courseware.

     The use of cash for investing activities was primarily attributable to a cash payment of approximately $314,000 in March 1997 in connection with the acquisition of Ivy, and purchases of equipment in both periods. Cash utilized in investing activities was $627,350 for the three months ended March 31, 1997 and $5,740 for the three months ended March 31, 1996. Cash utilized in financing activities was $13,411 in the 1997 period and cash provided by financing activities was $557,501 in the 1996 period.

     The Company expects negative cash flow from operations to continue for at least the next nine to twelve months, as it continues product development and expansion of its sales and marketing and administrative capabilities. The Company believes that the net proceeds from its initial public offering of equity securities, together with existing sources of liquidity, will satisfy its anticipated working capital and capital equipment requirements for at least one year. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with partners and customers, cash used for acquisitions and the extent to which the Company invests in new technology and research and development projects.

     The Company and its bank lender have entered into a secured lending arrangement in the aggregate principal amount of $100,000. Amounts borrowed under this arrangement will bear interest at the lender's prime rate plus 1% and are collateralized by the assets purchased with the amounts so borrowed. As of March 31, 1997, the Company had no borrowings against this arrangement.

     Depending on its rate of growth and profitability, if any, the Company may require additional equity or debt financings to meet its working capital requirements or capital equipment needs in the future or to fund and provide working capital for its acquisitions. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders would be reduced. There can be no assurance that additional financing will be available when required, or, if available, will be on terms satisfactory to the Company.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

SUBSEQUENT EVENTS

     In April 1997, the Company acquired Cooper & Associates, Inc., d/b/a Teletutor ("Teletutor"), a privately owned Illinois corporation that develops, markets and supports computer-based training courses, in a cash transaction for $5.0 million. The terms of the transaction include a $3.0 million initial payment and $2.0 million paid in three equal annual installments commencing in April 1998, subject to continued employment by the Company of the selling shareholders of Teletutor. The Company believes that Teletutor's product line of high quality technology-driven courseware substantially increases the size of the Company's content library and will allow the Company to expand its offerings in data and telecommunications, a key target market for the Company. Teletutor provides corporate training solutions to over 2,000 customers. This transaction was accounted for as a purchase, and accordingly the operating results of Teletutor will be included in the financial statements of the Company from the date of acquisition.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (a) No modifications.

     (b) No limitations or qualifications.

     (c) From December 31, 1996 to March 31, 1996, the Company has issued the following unregistered securities:

          1. Options to purchase an aggregate of 70,000 shares of Common Stock to employees of the Company.

          2. Warrants to purchase an aggregate of 22,896 shares of Common Stock to InternetU, Inc. ("InternetU") pursuant to the terms of the Project Development and Financing Agreement between the Company and InternetU.

     The sales of the above securities were deemed to be exempt from registration under the Act in reliance upon section 4(2) of the Securities Act of 1933, as amended (the "Act"), or Regulation D or Rule 701 promulgated thereunder as transactions by an issuer not involving a public offering. Recipients of the securities in each such transaction represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions. All recipients had adequate access to information about the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          11.1 Statement Re: Computation of Per Share Loss

          27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     (b) No Current Reports on Form 8-K were filed during the period.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY EACH OF THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          UOL PUBLISHING, INC.

                                          By:    /s/ NARASIMHAN P. KANNAN
                                            ------------------------------------
                                                    NARASIMHAN P. KANNAN
                                                  CHIEF EXECUTIVE OFFICER

                                          By:     /s/ LEONARD P. KURTZMAN
                                            ------------------------------------
                                                    LEONARD P. KURTZMAN
                                             VICE PRESIDENT AND CHIEF FINANCIAL
                                                           OFFICER
                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                           OFFICER)

Date: May 13, 1997