Form 10-Q
period 1997-06-30
UOL PUBLISHING INC
filed 1997-08-14
CIK 943742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

                                       OR

[  ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD
       FROM                      TO                     .
            --------------------    --------------------

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

COMMON STOCK, $0.01 PAR VALUE             3,186,167 SHARES
           (Class)                (Outstanding at August 14, 1997)

================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                              --------------------------    --------------------------
                                                 1996           1997           1996           1997
                                              -----------    -----------    -----------    -----------
REVENUES:
     Online revenues.......................   $    20,000    $ 1,022,839    $    37,500    $ 1,529,093
     Development and other revenues........         9,200        680,623         20,985      1,188,268
     Product sales revenues................            --        732,206             --        824,163
     Licensing and support revenues........        88,450         81,108        173,262        176,292
                                               ----------    -----------    -----------    -----------
Net revenues...............................       117,650      2,516,776        231,747      3,717,816
COSTS AND EXPENSES:
     Cost of online revenues...............         5,381        118,696         10,732        187,423
     Cost of development and other
       revenues............................            --         56,947            579         90,634
     Cost of product sales revenues........            --         81,319             --         90,893
     Cost of licensing and support
       revenues............................        16,925         26,105         34,665         33,492
     Sales and marketing...................       356,032        826,370        596,314      1,534,184
     Product development...................       172,445      1,012,228        374,523      2,194,952
     General and administrative............       318,170        353,848        512,717        736,128
     Depreciation and amortization.........         9,285        154,648         18,433        245,754
     Acquired in-process research,
       development and content.............            --      2,700,000             --      2,700,000
                                               ----------    -----------    -----------    -----------
Total costs and expenses...................       878,238      5,330,161      1,547,963      7,813,460
LOSS FROM OPERATIONS.......................      (760,588)    (2,813,385)    (1,316,216)    (4,095,644)
Other income (expense):
     Other income..........................        86,253             --        205,529             --
     Interest income (expense).............       (20,196)       134,597        (33,388)       320,825
                                               ----------    -----------    -----------    -----------
NET LOSS...................................   $  (694,531)   $(2,678,788)   $(1,144,075)   $(3,774,819)
Accrued dividends to preferred
  stockholders.............................       (62,067)            --       (114,077)            --
                                               ----------    -----------    -----------    -----------
NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS.............................   $  (756,598)   $(2,678,788)   $(1,258,152)   $(3,774,819)
                                               ==========    ===========    ===========    ===========
Net loss per share to common
  stockholders.............................   $     (0.69)   $     (0.84)   $     (1.15)   $     (1.18)
                                               ==========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING........     1,095,712      3,186,167      1,093,550      3,186,167
                                               ==========    ===========    ===========    ===========

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,      JUNE 30,
                                                                        1996            1997
                                                                    ------------    ------------
                                                                                    (UNAUDITED)
ASSETS:
Current assets:
     Cash and cash equivalents...................................   $ 15,474,030    $  7,898,667
     Accounts receivable, less allowance of $36,100 at December
       31, 1996 and $85,600 at June 30, 1997.....................        412,095       2,207,183
     Loans receivable from related parties.......................        101,444         104,015
     Prepaid expenses and other current assets...................        132,128         702,190
                                                                    ------------    ------------
Total current assets.............................................     16,119,697      10,912,055
Property and equipment, net......................................        622,958       1,351,103
Capitalized courseware development costs, net....................             --         924,894
Acquired online publishing rights................................             --         315,000
Other assets.....................................................         89,995         115,937
Goodwill and other intangible assets, net........................        656,503       3,065,636
                                                                    ------------    ------------
Total assets.....................................................   $ 17,489,153    $ 16,684,625
                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable and accrued expenses.......................   $  1,259,166    $  1,806,886
     Notes payable -- current portion............................             --         737,742
     Deferred revenues...........................................         28,000          81,774
     Deferred income taxes.......................................             --         334,600
                                                                    ------------    ------------
Total current liabilities........................................      1,287,166       2,961,002

Notes payable, less current portion..............................             --       1,230,880

Stockholders' equity:
     Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 3,186,167 shares issued and outstanding at
       December 31, 1996 and June 30, 1997.......................         31,861          31,861
     Additional paid-in capital..................................     27,553,128      27,618,703
     Accumulated deficit.........................................    (11,383,002)    (15,157,821)
                                                                    ------------    ------------
Total stockholders' equity.......................................     16,201,987      12,492,743
                                                                    ------------    ------------
Total liabilities and stockholders' equity.......................   $ 17,489,153    $ 16,684,625
                                                                    ============    ============

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      --------------------------
                                                                         1996            1997
                                                                      -----------    -----------
OPERATING ACTIVITIES
Net loss...........................................................   $(1,144,075)   $(3,774,819)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.................................        18,433        252,108
     Acquired in-process research, development and content.........            --      2,700,000
     Stock option and stock warrant compensation...................        76,500         54,350
     Changes in operating assets and liabilities:
          Accounts receivable......................................        18,738     (1,419,516)
          Prepaid expenses and other current assets................           762       (534,753)
          Other assets.............................................            --         (3,816)
          Accounts payable and accrued expenses....................        85,460       (181,142)
          Accrued interest.........................................        28,298             --
          Deferred revenues........................................       (76,250)        53,774
                                                                      -----------    -----------
Net cash used in operating activities..............................      (992,134)    (2,853,814)

INVESTING ACTIVITIES
Purchases of property and equipment................................        (8,811)      (619,407)
Acquired online publishing rights..................................            --       (315,000)
Capitalized courseware development costs...........................            --       (438,387)
Acquisitions of businesses, net of cash acquired...................            --     (3,214,435)
Additions to intangible assets.....................................            --       (219,977)
Advances under loans receivable from related parties...............        (9,083)            --
                                                                      -----------    -----------
Net cash used in investing activities..............................       (17,894)    (4,807,206)

FINANCING ACTIVITIES
Proceeds from issuance of Series A convertible Preferred Stock.....       416,498             --
Adjustment of expenses related to the initial public offering......            --         11,225
Proceeds from loans payable to related parties.....................       430,000             --
Proceeds from notes payable........................................       300,000             --
Proceeds from short-term debt......................................            --        157,500
Repayments of notes payable and short-term borrowings..............       (49,697)       (83,068)
                                                                      -----------    -----------
Net cash provided by financing activities..........................     1,096,801         85,657

Net increase (decrease) in cash and cash equivalents...............        86,773     (7,575,363)
Cash and cash equivalents at the beginning of the period...........       104,178     15,474,030
                                                                      -----------    -----------
Cash and cash equivalents at the end of the period.................   $   190,951    $ 7,898,667
                                                                      ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid......................................................   $        --    $     9,309
                                                                      ===========    ===========

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ended December 31, 1997. For further information, refer to the audited financial statements and footnotes thereto included in the UOL Publishing, Inc. ("UOL" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

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

PRODUCT DEVELOPMENT

     The Company capitalizes certain costs related to developing and testing new, or significantly enhancing courseware and software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Generally, amortization of these costs is based on the straight-line method over the remaining estimated economic life of the products, typically five years. As of June 30, 1997 the Company's unamortized courseware and software costs were $924,894.

NOTE C -- ACQUISITIONS

COGNITIVE TRAINING ASSOCIATES, INC.

     In August 1996, the Company acquired by merger substantially all of the assets and liabilities (with the exception of the building, vehicle, certain equipment, and certain notes payable) of Cognitive Training Associates, Inc., a Texas corporation ("CTA"), for 42,487 shares of the Company's Common Stock. In conjunction with the acquisition, the Company has recorded goodwill in the amount of $579,312 and other intangible assets (contracts and underlying courseware) in the amount of $200,000. This transaction was accounted for as a purchase, and accordingly the operating results of CTA are included in the Company's financial statements since the date of acquisition.

IVY SOFTWARE, INC.

     In March 1997, the Company acquired Ivy Software, Inc. ("Ivy"), a Virginia corporation that develops and distributes business and accounting software for the academic education market, for $314,000 in cash and potential future payments not to exceed approximately $862,000, which are based upon integration of operations, conversion of software and operating results. In connection with this transaction, the President and sole shareholder of Ivy entered into a three-year consulting agreement with the Company. This transaction was accounted for as a purchase, and accordingly the operating results of Ivy are included in the Company's financial statements since the effective date of the acquisition.

COOPER & ASSOCIATES, INC. (D.B.A. TELETUTOR)

     In April 1997, the Company acquired Cooper & Associates, Inc., d.b.a. Teletutor ("Teletutor") an Illinois corporation that develops, distributes and supports computer-based training courses for the data and telecommunications industry. The terms of the transaction included a $3.0 million cash payment at closing and $2.0 million (which includes principal payments and interest) to be paid in cash ratably ($666,667) on the first, second and third anniversary dates of the acquisition. All of the executive officers of Teletutor have entered into employment contracts with UOL. This transaction was accounted for as a purchase, and accordingly the operating results of Teletutor are included in the Company's financial statements since the effective date of the acquisition. In conjunction with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets as follows (i) $2,017,182 to identifiable intangible assets, and (ii) $2,700,000 to acquired in-process research, development and content.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, risks relating to uncertainties relating to dependence on strategic partners and third party relationships, management of rapid growth, dependence on online distribution, the risks and the Company's payment obligations relating to the acquisitions of Ivy and Teletutor, the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, security risks, government regulations, regulatory filings and competition.

OVERVIEW

     The Company believes it is a leading publisher of high quality educational courseware for the online education and training market through the World Wide Web ("Web"). The Company offers its courseware to part-time students and working adults in partnerships with academic institutions and business partners. The Company was formed in 1984 as IMSATT Corporation, a multimedia research and development company. In 1991, the Company acquired from Control Data certain rights to resell the CYBIS online courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. In 1993, the Company modified its business focus to capitalize on market opportunities for online education resulting from technological advances relating to the Internet. Subsequently, the Company raised additional financing and focused its development efforts on migrating its technology to the Web in preparation for the launch of its first Web-based course in November 1995. Having demonstrated its ability to deliver online courseware through the Web and recognizing the opportunity to be a leader in this market, the Company began forming strategic partnerships with key academic institutions and business partners to develop and market its online products and services. Prior to the fourth quarter of 1996, the Company generated a substantial majority of its revenues from the licensing and maintenance of CYBIS courseware under the Control Data subcontracts. However, the Company believes that online revenues and product sales of computer-based training will be the primary sources of its revenues in the future.

RESULTS OF OPERATIONS

     (i) THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Net Revenues

     Net revenues increased from $117,650 for the three months ended June 30, 1996 to $2,516,776 for the three months ended June 30, 1997. Online revenues were $1,022,839 (41% of net revenues) for the three months ended June 30, 1997 compared to $20,000 (17% of net revenues) for the three months ended June 30, 1996. Online revenues are generated primarily from the sale of online licenses to the Company's Virtual Campus(TM) product offerings and online tuition derived from academic and corporate partners. In 1997, the Company began to market its on-line learning environment, the Virtual Campus. Sales of Virtual Campuses during the second quarter of 1997 were the primary reason for the increase in online revenues.

     Development and other revenues were $680,623 (27% of net revenues) for the three months ended June 30, 1997 compared to $9,200 (8% of net revenues) for the prior year's quarter. Development and other revenues in the second quarter of 1997 included $325,000 recorded pursuant to a development funding agreement with InternetU entered into in September 1996, as amended. Under this agreement, InternetU provides the Company funding for the development of the Company's Autodesk Virtual Campus in exchange for a share of the net revenues derived from the operation of such campus, and warrants to purchase Common Stock of the Company. Development revenues also include payments from certain of the Company's partners for the Company's development of online courses.

     Product sales revenues were $732,206 (29% of net revenues) for the three months ended June 30, 1997. Product sales revenues are derived from the sale of computer based training ("CBT") courses that are delivered through traditional CBT format (e.g. CD-ROM). Product sales revenues are generated by sales of the courseware acquired from both Ivy Software and Teletutor (see Note C).

     Licensing and support revenues were $81,108 (3% of net revenues) for the three months ended June 30, 1997 compared to $88,450 (75% of net revenues) for the same quarter in 1996. Licensing and support revenues consist primarily of revenue derived from the Company's Control Data subcontracts. This source of revenue is expected to decline on a year-to-year basis due to budgetary constraints of government agencies and the continued migration of Control Data customers away from mainframe applications.

     Cost of Revenues

     Total cost of revenues increased from $22,306 for the three months ended June 30, 1996 to $283,087 for the three months ended June 30, 1997. The increase in absolute dollars was primarily due to the inclusion of the results of operations of CTA, Ivy and Teletutor in the 1997 period, and certain third party royalties payable under a contract entered into during the second quarter of 1997. Cost of revenues primarily consists of certain personnel costs directly related to certain CTA development contracts and mainframe-based courseware support, third party royalties, reseller costs, as well as communication costs related to online revenues. The Company believes that in the future, total cost of revenues will increase due to increases in third party royalties payable to content providers.

     Operating Expenses

     Sales and Marketing. Sales and marketing expense increased from $356,032 for the three months ended June 30, 1996 to $826,370 for the three months ended June 30, 1997. Sales and marketing expense consisted primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. The increase was primarily due to increased staffing and marketing campaigns, and the inclusion of the results of operations of CTA, Ivy and Teletutor. During the latter part of 1996, the Company expanded its sales and marketing organization in order to build an infrastructure to support the anticipated revenue opportunities for online courseware. The Company expects sales and marketing expense to increase substantially in the future as the Company continues to expand its sales and marketing efforts.

     Product Development. Product development expense increased from $172,445 for the three months ended June 30, 1996 to $1,012,228 for the three months ended June 30, 1997. Product development expense consisted primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The increase was primarily attributable to the overall staffing and other cost increases aimed at maintaining and enhancing the Company's courseware library and Virtual Campus software. The Company is incurring significant expenses to convert traditional educational and training content to courseware that can be delivered online over the Web. Contributing to the increase in product development costs in the second quarter of 1997 was the inclusion of the results of CTA and Teletutor. Product development costs for the second quarter of 1997 are net of $438,387 of costs capitalized in accordance with the Company's policy. No product development costs were capitalized during the second quarter of 1996. The Company expects that product development expense will substantially increase in the future as the Company continues to expand its courseware library.

     General and Administrative. General and administrative expense increased from $318,170 for the three months ended June 30, 1996 to $353,848 for the three months ended June 30, 1997. General and administrative expense consisted primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. General and administrative expense increased primarily due to increases in all of the above costs to support the Company's growth and additional operations due to acquisitions, and generally to cover increased expenses associated with operating as a public company.

     Depreciation and Amortization. Depreciation and amortization expense increased from $9,285 for the three months ended June 30, 1996 to $154,648 for the three months ended June 30, 1997. In August 1996, the Company recorded goodwill and other intangibles in connection with its acquisition of CTA (see Note C) in the amount of approximately $705,000, adjusted to $779,312 in the second quarter of 1997. The Company is amortizing such goodwill and other intangibles over 10 and three years, respectively. In March 1997, the Company recorded approximately $300,000 in goodwill in connection with the acquisition of Ivy. The Company is amortizing such goodwill over 10 years. In April 1997, the Company recorded approximately $2,017,000 in intangible assets in connection with the acquisition of Teletutor. The Company is amortizing such intangibles over periods of between five and ten years. The increase in depreciation and amortization is also attributable to increased depreciation expense of computer equipment and other assets purchased by the Company to support its product development, technical operations and personnel needs.

     Acquired In-Process Research, Development and Content. During the second quarter of 1997, the Company recorded a non-recurring, non-cash $2,700,000 expense which was deemed to be the fair market value of acquired in-process research, development and content expense, in connection with the acquisition of Teletutor.

     Interest and Other Income (Expense). Interest expense for the three months ended June 30, 1996 was $20,196, while interest income for the three months ended June 30, 1997 was $134,597. Interest income is derived primarily from investing funds raised in the Company's private and public securities offerings during 1996. Other income of $86,253 for the three months ended June 30, 1996 consists of income recognized in connection to the release from a contract under which the Company had received development funding.

     (ii) SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Net Revenues

     Net revenues increased from $231,747 for the six months ended June 30, 1996 to $3,717,816 for the six months ended June 30, 1997. Online revenues were $1,529,093 (41% of net revenues) for the six months ended June 30, 1997 compared to $37,500 (16% of net revenues) for the six months ended June 30, 1996. Online revenues are generated primarily from the sale of online licenses to the Company's Virtual Campus product offerings and online tuition derived from academic and corporate partners. In 1997, the Company began to market its on-line learning environment, the Virtual Campus. Sales of Virtual Campuses during the first six months of 1997 were the primary reason for the increase in online revenues.

     Development and other revenues were $1,188,268 (32% of net revenues) for the six months ended June 30, 1997 compared to $20,985 (9% of net revenues) for the prior year period. Development and other revenues in 1997 included $560,000 recorded pursuant to a development funding agreement with InternetU entered into in September 1996, as amended. Under this agreement, InternetU provides the Company funding for the development of the Company's Autodesk Virtual Campus in exchange for a share of the net revenues derived from the operation of such campus, and warrants to purchase Common Stock of the Company. Development revenues for the six months ended June 30, 1997 also include payments from certain of the Company's partners for the Company's development of online courses.

     Product sales revenues were $824,163 (22% of net revenues) for the six months ended June 30, 1997. Product sales revenues are derived from the sales of computer based training ("CBT") courses that are delivered through traditional CBT format (e.g. CD-ROM). Product sales revenues are generated by sales of the courseware acquired from both Ivy Software and Teletutor (see Note C).

     Licensing and support revenues were $176,292 (5% of net revenues) for the six months ended June 30, 1997 compared to $173,262 (75% of net revenues) for the same period in 1996. Licensing and support revenues consist primarily of revenue derived from the Company's Control Data subcontracts. This source of revenue is expected to decline on a year-to-year basis due to budgetary constraints of government agencies and the continued migration of Control Data customers away from mainframe applications.

     Cost of Revenues

     Total cost of revenues increased from $45,976 for the six months ended June 30, 1996 to $402,442 for the six months ended June 30, 1997. The increase in absolute dollars was primarily due to the inclusion of the results of operations of CTA, Ivy, and Teletutor in the 1997 period, and certain third party royalties payable on a contract entered into during the second quarter of 1997.

     Operating Expenses

     Sales and Marketing. Sales and marketing expense increased from $596,314 for the six months ended June 30, 1996 to $1,534,184 for the six months ended June 30, 1997. The increase was primarily due to increased staffing and marketing campaigns, and the inclusion of the results of operations of CTA, Ivy and Teletutor. During the latter part of 1996, the Company expanded its sales and marketing organization in order to build an infrastructure to support the anticipated revenue opportunities for online courseware.

     Product Development. Product development expense increased from $374,523 for the six months ended June 30, 1996 to $2,194,952 for the six months ended June 30, 1997. The increase was primarily attributable to the overall staffing and other cost increases aimed at maintaining and enhancing the Company's courseware library and Virtual Campus software. The Company is incurring significant expenses to convert traditional educational and training content to courseware that can be delivered online over the Web. Contributing to the increase in product development costs in 1997 was the inclusion of the results of CTA and Teletutor. Product development costs for the six months ended June 30, 1997 are net of $438,387 of costs capitalized in accordance with the Company's policy. No product development costs were capitalized during the six months ended June 30, 1996.

     General and Administrative. General and administrative expense increased from $512,717 for the six months ended June 30, 1996 to $736,128 for the six months ended June 30, 1997. General and administrative expense consisted primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. General and administrative expense increased primarily due to increases in all of the above costs to support the Company's growth and additional operations due to acquisitions, and generally to cover increased expenses associated with operating as a public company.

     Depreciation and Amortization. Depreciation and amortization expense increased from $18,433 for the six months ended June 30, 1996 to $245,754 for the six months ended June 30, 1997. The increase in depreciation and amortization is attributable to increased amortization associated with the CTA, Ivy and Teletutor acquisitions, and to increased depreciation expense of computer equipment and other assets purchased by the Company to support its product development, technical operations and personnel needs.

     Acquired In-Process Research, Development and Content. During the second quarter of 1997, the Company recorded a non-recurring, non-cash $2,700,000 expense which was deemed to be the fair market value of acquired in process research, development and content expense, in connection with the acquisition of Teletutor.

     Interest and Other Income (Expense). Interest expense for the six months ended June 30, 1996 was $33,388, while interest income for the six months ended June 30, 1997 was $320,825. Interest income is derived primarily from investing funds raised in the Company's private and public securities offerings during 1996. Other income of $205,529 for the six months ended June 30, 1996 primarily consists of a $119,276 settlement with a former vendor and $86,253 of income recognized in connection to the release from a contract under which the Company had received development funding.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had $7,898,667 in cash and cash equivalents. Since its inception, the Company has financed its operating cash flow needs primarily through offerings of equity securities and, to a lesser extent, borrowings from stockholders. Cash utilized in operating activities was $2,853,814 for the six months ended June 30, 1997 and $992,134 for the six months ended June 30, 1996. Use of cash was primarily attributable to the net loss recorded during the first quarter of 1997, two advance payments of $300,000 each in March and May 1997 to a joint marketing partner for development of online courseware, and an increase in the level of accounts receivable at June 30, 1997 due to increased revenues.

     The use of cash for investing activities was primarily attributable to cash payments of $3,300,000 in March and April 1997 in connection with the acquisitions of Teletutor and Ivy, purchases of equipment in both periods, and $315,000 for the acquisition of online publishing rights for certain content the Company plans to market. Cash utilized in investing activities was $4,807,206 for the six months ended June 30, 1997 and $17,894 for the six months ended June 30, 1996. Cash provided by financing activities was $85,657 in the 1997 period and $1,096,801 in the 1996 period.

     The Company expects negative cash flow from operations to continue for at least the next six to nine months, as it continues product development and expansion of its sales and marketing and administrative capabilities. The Company believes that existing cash balances, together with existing sources of liquidity, will satisfy its anticipated working capital and capital equipment requirements for at least one year. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with partners and customers, cash used for acquisitions and the extent to which the Company invests in new technology and research and development projects.

     The Company and its bank lender have entered into a secured lending arrangement, which expires in November 1999, in the aggregate principal amount of $100,000. Amounts borrowed under this arrangement will bear interest at the lender's prime rate plus 1% and are collateralized by the assets purchased with the amounts so borrowed. As of June 30, 1997, the Company had no borrowings against this arrangement.

     During 1996, Teletutor entered into a secured lending arrangement, which expires in May 1998, with its bank in the aggregate principal amount of $150,000. Amounts borrowed under this arrangement bear interest at the bank's prime rate plus 2% and are collateralized by all business assets of Teletutor. This line-of-credit facility requires monthly interest payments. As of June 30, 1997, the balance outstanding under this line-of-credit was $150,000.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the December 31, 1997 financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the interim periods presented herein, is not expected to be material.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (a) No modifications.

     (b) No limitations or qualifications.

     (c) From March 31, 1997 to June 30, 1997, the Company has issued the following unregistered securities:

          1. Options to purchase an aggregate of 351,000 shares of Common Stock to employees of the Company.

          2. Warrants to purchase an aggregate of 15,342 shares of Common Stock to InternetU, Inc. ("InternetU") pursuant to the terms of the Project Development and Financing Agreement between the Company and InternetU.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 28, 1997. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

     (a) The stockholders elected the following persons as directors of the
Company: Narasimhan P. Kannan, Carl N. Tyson, Edson D. deCastro, Dennis J. Dougherty, Barry K. Fingerhut, William E. Kimberly, and Wayne Silby. The votes for and against (withheld) each nominee were as follows:

                           VOTES        VOTES         VOTES
       NOMINEE              FOR        WITHHELD     ABSTAINED
---------------------    ---------     --------     ---------
Narasimhan P. Kannan     2,369,390      18,838          0
Carl N. Tyson            2,369,390      18,838          0
Edson D. deCastro        2,369,390      18,838          0
Dennis J. Dougherty      2,369,390      18,838          0
Barry K. Fingerhut       2,369,390      18,838          0
William E. Kimberly      2,369,390      18,838          0
D. Wayne Silby           2,369,390      18,838          0

     (b) The stockholders approved amendments to the Company's 1996 Stock Plan to increase the number of shares reserved for issuance thereunder by 388,933 shares and to establish an automatic grant program for non-employee directors with 1,630,010 shares voting for, 629,054 shares subject to broker non-votes, 67,838 shares voting against and 61,326 shares abstained.

     (c) The stockholders ratified the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         11.1  Statement Re: Computation of Per Share Loss

         27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     (b) Reports on Form 8-K

        During the Registrant's fiscal quarter ended June 30, 1997, the Registrant filed the following report on Form 8-K:

            DATE                                     EXPLANATION
        -------------   ----------------------------------------------------------------------
        May 14, 1997    The registrant reported the acquisition of Teletutor. (On July 14,
                        1997 the Registrant filed Form 8-K, Amendment No. 1 to Current Report to include the financial statements required in connection with the acquisition of Teletutor.)

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

Date: August 14, 1997