Form 10-Q
period 1997-09-30
UOL PUBLISHING INC
filed 1997-11-14
CIK 943742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

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

COMMON STOCK, $0.01 PAR VALUE              3,774,648 SHARES
           (Class)                (Outstanding at November 14, 1997)

================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                              -------------------------    --------------------------
                                                 1996           1997          1996           1997
                                              -----------    ----------    -----------    -----------
REVENUES:
     Online revenues.......................   $    25,534    $1,650,487    $    63,034    $ 3,179,580
     Product sales revenues ...............            --       715,978             --      1,540,141
     Development revenues..................        33,237       300,288         54,222      1,488,556
     Licensing and support revenues........       152,357        90,432        325,619        266,724
                                              -----------    ----------    -----------    -----------
Net revenues...............................       211,128     2,757,185        442,875      6,475,001
COSTS AND EXPENSES:
     Cost of online revenues...............         6,792       230,641         17,525        418,064
     Cost of product sales revenues........            --       112,130             --        203,023
     Cost of development revenues..........         9,096        24,164          9,674        114,798
     Cost of licensing and support
       revenues............................        50,587        26,572         85,252         60,064
     Sales and marketing...................       451,970       939,244      1,048,284      2,473,428
     Product development...................       465,239       866,578        839,762      3,061,530
     General and administrative............     1,467,632       436,306      1,980,349      1,172,434
     Depreciation and amortization.........        48,289       239,666         66,722        485,420
     Acquired in-process research,
       development and content.............            --            --             --      2,700,000
                                              -----------    ----------    -----------    -----------
Total costs and expenses...................     2,499,605     2,875,301      4,047,568     10,688,761
LOSS FROM OPERATIONS.......................    (2,288,477)     (118,116)    (3,604,693)    (4,213,760)
Other income (expense):
     Other income..........................            --            --        205,529             --
     Interest income (expense).............       (16,153)       46,271        (49,541)       367,096
                                              -----------    ----------    -----------    -----------
NET LOSS...................................   $(2,304,630)   $  (71,845)   $(3,448,705)   $(3,846,664)
Accrued dividends to preferred
  stockholders.............................      (127,838)           --       (241,915)            --
                                              -----------    ----------    -----------    -----------
NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS.............................   $(2,432,468)   $  (71,845)   $(3,690,620)   $(3,846,664)
                                              ===========    ==========    ===========    ===========
Net loss per share to common
  stockholders.............................   $     (2.16)   $    (0.02)   $     (3.34)   $     (1.21)
                                              ===========    ==========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING........     1,125,152     3,186,167      1,103,899      3,186,167
                                              ===========    ==========    ===========    ===========

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                        1996            1997
                                                                    ------------    -------------
                                                                                     (UNAUDITED)
ASSETS:
Current assets:
     Cash and cash equivalents...................................   $ 15,474,030    $   5,591,565
     Accounts receivable, less allowance of $36,100 at December
       31, 1996 and $250,000 at September 30, 1997...............        412,095        2,986,128
     Loans receivable from related parties.......................        101,444          105,986
     Prepaid expenses and other current assets...................        132,128          583,864
                                                                    ------------    -------------
Total current assets.............................................     16,119,697        9,267,543
Property and equipment, net......................................        622,958        1,603,890
Capitalized software and courseware development costs, net.......             --        1,763,381
Acquired online publishing rights................................             --          805,000
Other assets.....................................................         89,995          129,189
Goodwill and other intangible assets, net........................        656,503        3,110,298
                                                                    ------------    -------------
Total assets.....................................................   $ 17,489,153    $  16,679,301
                                                                    ============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable and accrued expenses.......................   $  1,259,166    $   1,465,232
     Notes payable -- current portion............................             --          737,742
     Accrued interest............................................             --           46,196
     Deferred revenues...........................................         28,000          426,623
     Deferred income taxes.......................................             --          334,600
                                                                    ------------    -------------
Total current liabilities........................................      1,287,166        3,010,393
Notes payable, less current portion..............................             --        1,230,880
Stockholders' equity:
     Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 3,186,167 shares issued and outstanding at
       December 31, 1996 and September 30, 1997..................         31,861           31,861
     Additional paid-in capital..................................     27,553,128       27,635,833
     Accumulated deficit.........................................    (11,383,002)     (15,229,666)
                                                                    ------------    -------------
Total stockholders' equity.......................................     16,201,987       12,438,028
                                                                    ------------    -------------
Total liabilities and stockholders' equity.......................   $ 17,489,153    $  16,679,301
                                                                    ============    =============

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      --------------------------
                                                                         1996           1997
                                                                      -----------    -----------
OPERATING ACTIVITIES
Net loss...........................................................   $(3,448,705)   $(3,846,664)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.................................        66,722        519,492
     Acquired online publishing rights.............................            --       (745,000)
     Acquired in-process research, development and content.........            --      2,700,000
     Stock option and stock warrant compensation ..................     1,022,052         73,350
     Changes in operating assets and liabilities:
          Accounts receivable......................................        44,308     (2,198,461)
          Prepaid expenses and other current assets................      (427,989)      (418,398)
          Other assets.............................................            --        (17,125)
          Accounts payable and accrued expenses....................       636,281       (517,818)
          Accrued interest.........................................        48,046         41,218
          Deferred revenues........................................       (92,051)       398,623
                                                                      -----------    -----------
Net cash used in operating activities..............................    (2,151,336)    (4,010,783)
INVESTING ACTIVITIES
Purchases of property and equipment................................      (215,462)      (999,641)
Acquired online publishing rights..................................            --        (60,000)
Capitalized software and courseware development costs..............            --     (1,304,595)
Acquisitions of businesses, net of cash acquired ..................            --     (3,214,435)
Additions to intangible assets.....................................            --       (376,798)
Proceeds from loans receivable from related parties................        44,966             --
Advances under loans receivable from related parties...............        (9,083)            --
                                                                      -----------    -----------
Net cash used in investing activities..............................      (179,579)    (5,955,469)
FINANCING ACTIVITIES
Proceeds from issuance of Series A convertible Preferred Stock.....       412,800             --
Proceeds from issuance of Series B redeemable convertible Preferred
  Stock............................................................     3,042,671             --
Adjustment of expenses related to the initial public offering......            --          9,355
Proceeds from loans payable to related parties.....................       430,000             --
Proceeds from notes payable........................................       300,000             --
Proceeds from short-term debt......................................        19,410        157,500
Repayments of notes payable and short-term borrowings..............       (65,821)       (83,068)
                                                                      -----------    -----------
Net cash provided by financing activities..........................     4,139,060         83,787
Net increase (decrease) in cash and cash equivalents...............     1,808,145     (9,882,465)
Cash and cash equivalents at the beginning of the period...........       104,178     15,474,030
                                                                      -----------    -----------
Cash and cash equivalents at the end of the period.................   $ 1,912,323    $ 5,591,565
                                                                      ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid......................................................   $    24,517    $    13,940
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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany activity and transactions are eliminated upon consolidation.

REVENUE RECOGNITION

     The Company derives its revenues from four primary sources -- online revenues, product sales revenues, development revenues and licensing and support revenues.

     The Company recognizes online revenues in accordance with Statement of Position 91-1, "Software Revenue Recognition" ("SOP 91-1"). Online revenues are generally derived from two sources, sales of the Company's Virtual Campus ("VCampus(TM)") and online tuition fees. The Company recognizes revenues from a VCampus sale at the time a VCampus is delivered to the customer. The Company also sells VCampuses in bulk to resellers. The Company recognizes revenues pursuant to these arrangements when the VCampuses are delivered to the reseller, so long as all payments due under the agreement are not contingent, and are to be received within six months (or within twelve months if the Company receives adequate collateral). For all VCampus sales, the fee is fixed at the time of contract and there is no right of return. At that time, substantially all of the Company's obligations with respect to the associated revenues have been completed. The Company accrues the costs (which are insignificant) associated with the continued support of the VCampus at the time the revenues are recognized. If the costs of the continuing obligations of a VCampus sale are deemed to be significant, the Company defers a portion of the revenues associated with the contract. For online tuition fees, revenue is recognized at the time the student has accessed the selected course and is contractually obligated to pay for the course or the drop/add period (for academic partners) has expired.

     The Company recognizes revenue from product sales upon delivery of the product to the customer, provided no significant Company obligations remain. The Company ships business and accounting software to the academic market through its subsidiary, Ivy Software, Inc. The Company distributes and supports computer-based training courses for the data and telecommunications industry through its subsidiary, Cooper and Associates, Inc. (d/b/a Teletutor). The software fee is fixed at the time of sale and there is no right of return. The costs of remaining Company obligations (which are insignificant) are accrued when the related revenues are recognized.

     Development revenues earned under courseware conversion contracts are recognized using the percentage-of-completion method. For these contracts, revenues are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

     The Company recognizes licensing and support revenues as services are performed pursuant to the Company's contracts. The Company typically receives fixed monthly payments over the term of the contracts.

CAPITALIZED SOFTWARE COSTS

     Through March 31, 1997, the Company expensed its software development costs as incurred because realizability of capitalizing such costs had not been established. During the second quarter of 1997, the Company began capitalizing certain software development costs. Capitalization of software costs began upon the establishment of technological feasibility, which management deemed to have occurred upon the completion of a working model of the Company's VCampus product. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the VCampus, typically five years . It is possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events.

COURSEWARE DEVELOPMENT COSTS

     Through March 31, 1997, the Company expensed its courseware development costs as incurred because realizability of capitalizing such costs had not been established. During the second quarter of 1997, the Company began capitalizing certain courseware development costs. Capitalization of courseware development costs began upon the establishment of technological feasibility, which management deemed to have occurred upon the completion of a working model of the relevant courseware. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized courseware development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the product, typically two to four years . It is possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events.

ACQUIRED ONLINE PUBLISHING RIGHTS

     During 1997, the Company has acquired rights to publish certain courseware in an online format. In most cases, this courseware, at the time of licensing to the Company, was in a non-online format, i.e. CD-ROM, diskette, or printed formats. The Company capitalizes the costs to acquire this content. The Company amortizes acquired online publishing rights based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the product, typically two to four years. Amortization begins when the online course becomes available for sale.

IMPAIRMENT OF LONG-LIVED ASSETS

     At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The Company made no adjustments to the carrying values of the assets during the years ended December 31, 1995 or 1996 or during the period ended September 30, 1997.

NON-MONETARY TRANSACTIONS

     During 1997, the Company entered into several transactions with customers in which the customer exchanged a non-monetary asset (the online license rights to certain courseware content) as payment (or partial payment) for the purchase of a VCampus. The Company recognized revenues from the sale of the VCampus based on the current sales price for the VCampus. Management determined that, in the majority of these transactions, the value of the content rights acquired in these transactions were equal to or greater than the sales price of the VCampus, based on several factors, including; the historical revenues that the content generated in non-online formats, the alternative cash payment for such rights as indicated in the contract, projected online revenues from the content; and cash purchase prices of other similar courseware content. If the Company determines that the fair value of the acquired rights is less than the selling price of the VCampus, then the Company requires the customer to pay the difference.

CONCENTRATION OF CREDIT RISK

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and through September 30, 1997 such losses have been within management's expectations.

COSTS OF REVENUES

     Costs of online revenues include software development costs involved in configuring the VCampus model to specific parameters requested by the customer. Additionally, costs related to the amortization of capitalized software and courseware development costs are included as a direct cost of online revenues. Costs of online revenues also include royalties to content providers, the salaries of the employees who maintain the Company's Web servers and other costs associated with maintaining the servers -- electricity, air conditioning, maintenance, etc.

     Costs of product sales revenue consist of the production and shipping costs to create and distribute the diskettes and other education material (manuals, etc.).

     Costs of development revenues include the salary and other related personnel costs for the employees who develop online courses that are proprietary in nature to a specific customer.

     Costs of licensing and support revenues consist of the personnel costs associated with the maintenance of the monthly license fee support.

ROYALTIES

     The Company has royalty arrangements with certain entities that have provided development funding. Royalties will become due and payable by the Company upon the completion and sale of products currently under development. Additionally, royalties will become due and payable by the Company upon the sale of those courses in which the Company acquired the online content rights. Royalties due could be as great as 50% of the tuition related to that course. No significant royalty obligations have been incurred to date.

NOTE C -- ACQUISITIONS

COGNITIVE TRAINING ASSOCIATES, INC.

     In August 1996, the Company acquired by merger substantially all of the assets and liabilities (with the exception of a building, vehicle, certain equipment, and certain notes payable) of Cognitive Training Associates, Inc., a Texas corporation ("CTA"), for 42,487 shares of the Company's Common Stock. In conjunction with the acquisition, the Company has recorded goodwill in the amount of $579,312 and other intangible assets (contracts and underlying courseware) in the amount of $200,000. This transaction was accounted for as a purchase, and accordingly the operating results of CTA are included in the Company's financial statements since the date of acquisition.

IVY SOFTWARE, INC.

     In March 1997, the Company acquired Ivy Software, Inc. ("Ivy"), a Virginia corporation that develops and distributes business and accounting software for the academic education market, for $314,000 in cash and potential future payments not to exceed approximately $862,000, which are based upon integration of operations, conversion of software and operating results. In connection with this transaction, the President and sole shareholder of Ivy entered into a three-year consulting agreement with the Company. This transaction was accounted for as a purchase, and accordingly the operating results of Ivy are included in the Company's financial statements since the date of the acquisition.

COOPER & ASSOCIATES, INC. (d.b.a. TELETUTOR)

     In April 1997, the Company acquired Cooper & Associates, Inc., d.b.a. Teletutor ("Teletutor"), an Illinois corporation that develops, distributes and supports computer-based training courses for the data and telecommunications industry. The terms of the transaction included a $3.0 million cash payment at closing and $2.0 million to be paid in cash ratably ($666,667) on the first, second and third anniversary dates of the acquisition. All of the executive officers of Teletutor have entered into employment contracts with UOL. This transaction was accounted for as a purchase, and accordingly the operating results of Teletutor are included in the Company's financial statements since the date of the acquisition. In conjunction with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets as follows (i) $2,017,182 to identifiable intangible assets, and (ii) $2,700,000 to acquired in-process research, development and content.

HTR, INC.

     In October 1997, the Company acquired HTR, Inc. ("HTR"), a company with locations throughout the United States that is primarily engaged in the business of providing technical training, publishing and consulting services for the information technology industry. UOL acquired HTR for Common Stock, warrants and options totaling 620,000 shares in exchange for all of the outstanding equity securities of HTR. In addition, UOL will pay the former HTR stockholders $600,000 in a combination of cash and short-term notes and assume approximately $3,500,000 of HTR debt, including approximately $3,000,000 payable to Sirrom Capital Corporation ("Sirrom"). The executive officers of HTR will receive bonuses granted in conjunction with the signing of three-year employment agreements. In addition, UOL will create a stock option pool of 180,000 shares of Common Stock and an incentive bonus pool with a potential payout of up to approximately $3,300,000 for three years, contingent upon the financial performance of HTR. This transaction was accounted for as a purchase, and accordingly the operating results of HTR will be included in the Company's financial statements as of the effective date of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, risks relating to uncertainties relating to dependence on strategic partners and third party relationships, management of rapid growth, dependence on online distribution, the risks and the Company's payment obligations relating to acquisitions, the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, security risks, government regulations, regulatory filings and competition.

OVERVIEW

     The Company believes that it is a leading publisher of high quality interactive and on-demand courseware for the corporate training and education market. The Company offers its online courseware primarily through its proprietary virtual campus product, or VCampus. The VCampus facilitates development, management and administration of training and education over the Internet and intranets. Through its HTR, Teletutor and

Ivy subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, and diskette, CD-ROM and printed formats. The Company was formed in 1984 as IMSATT Corporation, a multimedia research and development company. In 1991, the Company acquired from Control Data certain rights to resell the CYBIS online courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. In 1993, the Company modified its business focus to capitalize on market opportunities for online education resulting from technological advances relating to the Internet. Subsequently, the Company raised additional financing and focused its development efforts on migrating its technology to the World Wide Web ("Web") in preparation for the launch of its first Web-based course in November 1995. Having demonstrated its ability to deliver online courseware through the Web and recognizing the opportunity to be a leader in this market, the Company began forming strategic partnerships with businesses and academic institutions and to develop and market its online products and services. Prior to the fourth quarter of 1996, the Company generated a substantial majority of its revenues from the licensing and maintenance of CYBIS courseware under the Control Data subcontracts. However, the Company believes that online revenues and product sales will be the primary sources of its revenues in the future.

RESULTS OF OPERATIONS

     (i) THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net Revenues

     Net revenues increased from $211,128 for the three months ended September 30, 1996 to $2,757,185 for the three months ended September 30, 1997. Online revenues increased to $1,650,487 (60 % of net revenues) for the three months ended September 30, 1997 from to $25,534 (12% of net revenues) for the three months ended September 30, 1996. Online revenues are generated primarily from the sale of online licenses to the Company's VCampus product and online tuition derived from corporate and academic partners. In 1997, the Company began to market its on-line learning environment, the VCampus. Sales of VCampuses during 1997 were the primary reason for the increase in online revenues. During the third quarter, the Company recorded approximately $240,000 of revenue in connection with the sale of VCampuses to one of its business partners, HTR, Inc. ("HTR"). The Company announced that it acquired HTR in a transaction accounted for as a purchase, on October 31, 1997 (see "Liquidity and Capital Resources"). The receivable associated with the HTR transaction during the third quarter of 1997 will be adjusted as part of the Company's purchase accounting entry in the fourth quarter. In the third quarter of 1997, the Company entered into a reseller agreement with a European business partner to distribute the Company's VCampuses in Europe. The terms of the transaction included the purchase of ten VCampuses for $500,000. The reseller is obligated to pay the Company in quarterly installments during the next twelve months. The contract also contains a provision whereby if the reseller does not meet its financial obligations under the contract, the Company is entitled to the print and online rights to the majority of the content owned by the reseller.

     Included in the Company's third quarter online revenues are approximately $465,000 of revenues associated with sales of VCampuses involving non-monetary transactions (see Note B).

     Product sales revenues were $715,978 (26 % of net revenues) for the three months ended September 30, 1997. Product sales revenues have historically been derived from the sale of computer based training ("CBT") courses that are delivered through traditional CBT format (e.g. CD-ROM). Product sales revenues are generated by sales of the courseware acquired from both Ivy Software and Teletutor (see Note C). Since both of these acquisitions occurred during 1997, and were accounted for using purchase accounting, the Company had no product sale revenues in 1996. Because of these acquisitions, and the recent acquisition of HTR (which also derives revenues from product sales), the Company expects product sales revenues to increase in the near-term.

     Development revenues were $300,288 (11% of net revenues) for the three months ended September 30, 1997 compared to $33,237 (16% of net revenues) for the prior year's quarter. Development revenues are derived from courseware conversion contracts between the Company and its customers.

     Licensing and support revenues were $90,432 (3% of net revenues) for the three months ended September 30, 1997 compared to $152,357 (72% of net revenues) for the same quarter in 1996. Licensing and support revenues consist primarily of revenue derived from the Company's Control Data subcontracts. This source of revenue is expected to decline on a year-to-year basis due to budgetary constraints of government agencies and the continued migration of Control Data customers away from mainframe applications.

  Cost of Revenues

     Total cost of revenues increased from $66,475 for the three months ended September 30, 1996 to $393,507 for the three months ended September 30, 1997. The increase in absolute dollars was primarily due to the inclusion of the results of operations of CTA, Ivy and Teletutor in the 1997 period, and certain third party royalties payable under contracts entered into during the third quarter of 1997. Cost of revenues primarily consists of certain personnel costs directly related to certain CTA development contracts and mainframe-based courseware support, third party royalties, and amortization of capitalized software and courseware development costs, as well as communication and personnel costs related to online revenues. The Company believes that in the future, total cost of revenues will increase in absolute dollars and as a percentage of revenues due to the third party royalties payable to content providers with respect to online tuition fees, which are expected to increase in the aggregate in the future.

     Operating Expenses

     Sales and Marketing. Sales and marketing expense increased from $451,970 for the three months ended September 30, 1996 to $939,244 for the three months ended September 30, 1997. Sales and marketing expense consisted primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. The increase was primarily due to increased staffing and marketing campaigns, and the inclusion of the results of operations of CTA, Ivy and Teletutor. Specifically, during the latter part of 1996 and throughout 1997, the Company expanded its sales and marketing organization in order to build an infrastructure to support the anticipated revenue opportunities for online courseware. The Company expects sales and marketing expense to increase substantially in the future as the Company continues to expand its sales and marketing efforts.

     Product Development. Product development expense increased from $465,239 for the three months ended September 30, 1996 to $866,578 for the three months ended September 30, 1997. Product development expense consisted primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The increase was primarily attributable to the overall staffing and other cost increases aimed at maintaining and enhancing the Company's courseware library and VCampus software. The Company is incurring significant expenses to convert traditional educational and training content to online courseware. Contributing to the increase in product development costs in the third quarter of 1997 was the inclusion of the results of CTA and Teletutor. Product development costs for the third quarter of 1997 are net of $866,208 of costs capitalized in accordance with the Company's policy. No product development costs were capitalized during the third quarter of 1996. The Company expects that product development expense will substantially increase in the future as the Company continues to expand its courseware library.

     General and Administrative. General and administrative expense decreased from $1,467,632 for the three months ended September 30, 1996 to $436,306 for the three months ended September 30, 1997. General and administrative costs during the third quarter of 1996 included stock compensation expense of $1,022,052, which was the amount by which the fair market value of the Common Stock exceeded the exercise price of certain options as of the date the Company's Board of Directors granted such options or extended their exercise period, and certain one-time relocation, recruiting and acquisition (related to CTA) costs. General and administrative expense consisted primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. General and administrative expense (excluding the 1996 compensation expense and one-time relocation, recruiting and acquisition costs) increased primarily due to increases in all of the above costs to support the Company's growth and additional operations due to acquisitions, and generally to cover increased expenses associated with operating as a public company.

     Depreciation and Amortization. Depreciation and amortization expense increased from $48,289 for the three months ended September 30, 1996 to $239,666 for the three months ended September 30, 1997. In August 1996, the Company recorded goodwill and other intangibles in connection with its acquisition of CTA. in the amount of approximately $705,000, adjusted to $779,312 in the second quarter of 1997. The Company is amortizing such goodwill and other intangibles over 10 and three years, respectively. In March 1997, the Company recorded approximately $300,000, subsequently adjusted to $500,000, in goodwill in connection with the acquisition of Ivy. The Company is amortizing such goodwill over 10 years. In April 1997, the Company recorded approximately $2,017,000 in intangible assets in connection with the acquisition of Teletutor. The Company is amortizing such intangibles over periods of between five and ten years. The increase in depreciation and amortization is also attributable to increased depreciation expense of computer equipment and other assets purchased by the Company to support its product development, technical operations and personnel needs. Amortization expense is expected to increase commencing in the fourth quarter of 1997 due to the significant intangible assets acquired in the HTR acquisition.

     Interest and Other Income (Expense). Interest expense for the three months ended September 30, 1996 was $16,153, while interest income for the three months ended September 30, 1997 was $46,271. Interest income is derived primarily from investing funds raised in the Company's private and public securities offerings during 1996, and has decreased from Quarter 1 and Quarter 2 of 1997 due to the negative cash flow of the Company, and the use of cash for acquisitions and capital expenditures.

     (ii) NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net Revenues

     Net revenues increased from $442,875 for the nine months ended September 30, 1996 to $6,475,001 for the nine months ended September 30, 1997. Online revenues increased to $3,179,580 (49 % of net revenues) for the nine months ended September 30, 1997 from $63,034 (14% of net revenues) for the nine months ended September 30, 1996. Online revenues are generated primarily from the sale of online licenses to the Company's VCampus product offerings and online tuition derived from academic and corporate partners. In 1997, the Company began to market its on-line learning environment, the VCampus. Sales of VCampuses during the first nine months of 1997 were the primary reason for the increase in online revenues. Included in the Company's online revenues for the nine months ended September 1997 are approximately $745,000 of revenues associated with the sales of VCampuses involving non-monetary transactions (see Note B).

     Product sales revenues were $1,540,141 (24% of net revenues) for the nine months ended September 30, 1997. Product sales revenues are derived from the sales of computer based training ("CBT") courses that are delivered through traditional CBT format (e.g. CD-ROM). Product sales revenues have historically been generated by sales of the courseware acquired from both Ivy Software and Teletutor (see Note C).

     Development revenues were $1,488,556 (23% of net revenues) for the nine months ended September 30, 1997 compared to $54,222 (12% of net revenues) for the prior year period. Development and other revenues in 1997 included $560,000 recorded pursuant to a development funding agreement with InternetU entered into in September 1996, as amended. Under this agreement, InternetU provides the Company funding for the development of the Company's Autodesk VCampus in exchange for a share of the net revenues derived from the operation of such campus, and warrants to purchase Common Stock of the Company. As of September 30, 1997, Internet U owns 12,416 shares of common stock of the Company, and has warrants to purchase 38,239 shares of common stock. Development revenues for the nine months ended September 30, 1997 also include payments from certain of the Company's partners for the Company's development of online courses.

     Licensing and support revenues were $266,724 (4% of net revenues) for the nine months ended September 30, 1997 compared to $325,619 (74% of net revenues) for the same period in 1996. Licensing and support revenues consist primarily of revenue derived from the Company's Control Data subcontracts. This source of revenue is expected to decline on a year-to-year basis due to budgetary constraints of government agencies and the continued migration of Control Data customers away from mainframe applications.

     Cost of Revenues

     Total cost of revenues increased from $112,451 for the nine months ended September 30, 1996 to $795,949 for the nine months ended September 30, 1997. The increase in absolute dollars was primarily due to the inclusion of the results of operations of CTA, Ivy, and Teletutor in the 1997 period, and certain third party royalties payable on contracts entered into in 1997.

     Operating Expenses

     Sales and Marketing. Sales and marketing expense increased from $1,048,284 for the nine months ended September 30, 1996 to $2,473,428 for the nine months ended September 30, 1997. The increase was primarily due to increased staffing and marketing campaigns, and the inclusion of the results of operations of CTA, Ivy and Teletutor. Specifically, during the latter part of 1996 and throughout 1997, the Company expanded its sales and marketing organization in order to build an infrastructure to support the anticipated revenue opportunities for online courseware.

     Product Development. Product development expense increased from $839,762 for the nine months ended September 30, 1996 to $3,061,530 for the nine months ended September 30, 1997. The increase was primarily attributable to the overall staffing and other cost increases aimed at maintaining and enhancing the Company's courseware library and VCampus software. The Company is incurring significant expenses to convert traditional educational and training content to courseware that can be delivered online over the Web. Contributing to the increase in product development costs in 1997 was the inclusion of the results of CTA and Teletutor. Product development costs for the nine months ended September 30, 1997 are net of $1,304,594 of costs capitalized in accordance with the Company's policy. No product development costs were capitalized during the nine months ended September 30, 1996.

     General and Administrative. General and administrative expense decreased from $1,980,349 for the nine months ended September 30, 1996 to $1,172,434 for the nine months ended September 30, 1997. General and administrative costs in 1996 included compensation expense of $1,022,052, the amount by which the fair market value of the Common Stock exceeded the exercise price of certain options as of the date the Company's board of directors granted such options or extended their exercise period. General and administrative expense consisted primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. General and administrative expense (excluding the 1996 compensation expense) increased primarily due to increases in all of the above costs to support the Company's growth and additional operations due to acquisitions, and generally to cover increased expenses associated with operating as a public company.

     Depreciation and Amortization. Depreciation and amortization expense increased from $66,722 for the nine months ended September 30, 1996 to $485,420 for the nine months ended September 30, 1997. The increase in depreciation and amortization is attributable to increased amortization associated with the CTA, Ivy and Teletutor acquisitions, and to increased depreciation expense of computer equipment and other assets purchased by the Company to support its product development, technical operations and personnel needs.

     Acquired In-Process Research, Development and Content. During the second quarter of 1997, the Company recorded a nonrecurring, non-cash $2,700,000 expense which was deemed to be the fair market value of acquired in process research, development and content expense, in connection with the acquisition of Teletutor.

     Interest and Other Income (Expense). Interest expense for the nine months ended September 30, 1996 was $49,541, while interest income for the nine months ended September 30, 1997 was $367,096. Interest income is derived primarily from investing funds raised in the Company's private and public securities offerings during 1996. Other income of $205,529 for the nine months ended September 30, 1996 consists of a $119,276 settlement with a former vendor and $86,253 of income recognized in connection with the release from a contract under which the Company had received development funding.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had $5,591,565 in cash and cash equivalents. Since its inception, the Company has financed its operating cash flow needs primarily through offerings of equity securities and, to a lesser extent, borrowings, primarily from stockholders. Cash utilized in operating activities was $4,010,783 for the nine months ended September 30, 1997 and $2,151,336 for the nine months ended September 30, 1996. Use of cash was primarily attributable to the net loss recorded during the nine months ended September 30, 1997, two advance payments of $300,000 each in March and May 1997 to a joint marketing partner for development of online courseware, acquisition of online publishing rights and an increase in the level of accounts receivable at September 30, 1997 due to increased revenues. The Company normally requires its customers to pay for its products or services within 30 to 60 days of delivery. On occasion, the Company will offer its customers extended payment terms over a period not to exceed one year. The Company's accounts receivable balance related to transactions entered into with HTR during the third quarter of 1997 will be eliminated from the Company's balance sheet as part of the acquisition.

     The use of cash for investing activities was primarily attributable to cash payments of $3,300,000 in March and April 1997 in connection with the acquisitions of Teletutor and Ivy, purchases of equipment, software and courseware development costs that were capitalized, and $60,000 for the acquisition of online publishing rights for certain content the Company plans to market. Cash utilized in investing activities was $5,955,469 for the nine months ended September 30, 1997 and $179,579 for the nine months ended September 30, 1996. Cash provided by financing activities was $83,787 in the 1997 period and $4,139,060 in the 1996 period.

     The Company expects negative cash flow from operations to continue for at least the next six to nine months, as it continues product development and expansion of its sales and marketing and administrative capabilities. The Company believes that existing cash balances and cash generated from anticipated revenues, together with existing sources of liquidity, will satisfy its anticipated working capital and capital equipment requirements for at least one year, although without additional financing (which may not be available on favorable terms or at all) the Company will not be able to expand as rapidly as it would like to. Depending on its rate of growth, cash flow and profitability, if any, the Company may require additional equity or debt financings to meet its working capital requirements or capital expenditure needs in the future or to fund and provide capital for its acquisitions. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects, and uses cash for additional acquisitions.

     The Company and its bank lender have entered into a secured lending arrangement, which expires in November 1999, in the aggregate principal amount of $100,000. Amounts borrowed under this arrangement will bear interest at the lender's prime rate plus 1% and are collateralized by the assets purchased with the amounts so borrowed. As of September 30, 1997, the Company had no borrowings against this arrangement.

     During 1996, Teletutor entered into a secured lending arrangement, which expires in May 1998, with its bank in the aggregate principal amount of $150,000. Amounts borrowed under this arrangement bear interest at the bank's prime rate plus 2% and are collateralized by all business assets of Teletutor. This line-of-credit facility requires monthly interest payments. As of September 30, 1997, the balance outstanding under this line-of-credit was $150,000.

     In October 1997, the Company acquired HTR, a company with locations throughout the United States that is primarily engaged in the business of providing technical training, publishing and consulting services for the information technology industry. UOL acquired HTR for Common Stock, warrants and options totaling 620,000 shares in exchange for all of the outstanding equity securities of HTR. In addition, UOL will pay the former HTR stockholders $600,000 in a combination of cash and short-term notes and assume approximately $3,500,000 of HTR debt, including approximately $3,000,000 payable to Sirrom. The executive officers of HTR will receive bonuses granted in conjunction with the signing of three-year employment agreements. In addition, UOL will create a stock option pool of 180,000 shares of Common Stock and an incentive bonus pool with a potential payout of up to approximately $3,300,000 over three years, contingent upon the financial performance of HTR. This transaction was accounted for as a purchase, and accordingly the operating results of HTR will be included in the Company's financial statements as of the effective date of the acquisition.

     In September 1996, HTR entered into a financing arrangement with Commerce Funding Corporation ("CFC"), pursuant to which HTR sells all of its accounts receivable to CFC. In exchange for each account, CFC advances 50% of the value of the account to HTR with simple interest of 20% charged on the advanced amount. CFC holds back the remaining 50% of each account until the obligor on the account pays the amount. The Company is currently evaluating alternative receivables financing arrangements to replace the existing CFC arrangement.

     HTR entered a secured loan agreement with Sirrom in October 1996, as amended in October 1997. The principal amount of the loan is $3,000,000, bearing interest at 10% per annum. Monthly payments of interest only are required until October 1998, at which time the entire outstanding principal balance, plus accrued interest and a 3.5% per annum interest fee is due and payable. In connection with the loan, HTR also granted Sirrom a warrant which was exercised in connection with the HTR Acquisition for an aggregate of approximately 32,700 shares of UOL Common Stock.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which is required to be adopted in the December 31, 1997 financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS 128 on the calculation of primary and fully diluted earnings per share for the interim periods presented herein, is not expected to be material.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Comprehensive Income, which is required to be adopted in the year ending December 31, 1998. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statement of Stockholders Equity. The Company will be required to restate earlier periods for comparative purposes.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted in the year ending December 31, 1998. SFAS 131 requires changes in the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. SFAS 131 superedes FAS 14, Financial Reporting for Segments of a Business Enterprise. The disclosure for segment information on the financial statements is not expected to be material.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (a) No modifications.

     (b) No limitations or qualifications.

     (c) From June 30, 1997 to September 30, 1997, the Company has issued the following unregistered securities:

          1. Options to purchase an aggregate of 122,000 shares of Common Stock to employees of the Company.

     The sales of the above securities were deemed to be exempt from registration under the Act in reliance upon section 4(2) of the Securities Act of 1933, as amended (the "Act"), or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Recipients of the securities in each such transaction represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions. All recipients had adequate access to information about the Company.

ITEM 6. EXHIBITS

     (a) Exhibits

        11.1  Statement Re: Computation of Per Share Loss

        27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     (b) Reports on Form 8-K

     On July 14, 1997, the Company filed an amendment to its May 14, 1997 Current Report of Form 8-K. The amendment included the financial information required by Item 7 of Form 8-K with respect to the acquisition of Teletutor.

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

Date: November 14, 1997