Form 10-K405
period 1997-12-31
UOL PUBLISHING INC
filed 1998-03-31
CIK 943742

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

                    Common Stock ($0.01 par value per share)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on March 25, 1998, on the NASDAQ National Market System was approximately $22,726,728 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

     As of March 25, 1998, the registrant had outstanding 3,819,467 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated herein by reference into Part III.
================================================================================

     Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular: limited operating history in targeted markets and losses and negative operating cash flows; future capital needs and uncertainty of additional funding; difficulties in managing rapid growth; risks associated with acquisitions and integration of acquired operations; competition; developing market, rapid technological changes and new products; dependence on online distribution; substantial dependence on courseware and third party courseware providers; substantial dependence on third party technology; and limited marketing experience and substantial dependence on third party distribution. All references to the "Company" herein shall mean UOL Publishing, Inc. and its subsidiaries: Cognitive Training Associates, Inc., a Texas corporation ("CTA"); Ivy Software, Inc., a Virginia corporation ("Ivy"); Cooper & Associates, Inc., an Illinois corporation, d/b/a Teletutor ("Teletutor"); HTR, Inc., a Delaware corporation ("HTR"); and UOL Leasing, Inc., a Delaware corporation.

                                     PART I

ITEM 1.  BUSINESS.

     UOL Publishing, Inc. (the "Company") believes that it is a leading publisher of high quality, interactive and on-demand courseware for the corporate training and education market. The Company offers its online courseware primarily through its proprietary virtual campus product, or VCampus, an online courseware delivery system and environment that facilitates development, management and administration of training and education over the Internet and intranets. Through its HTR, Teletutor and Ivy subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, and diskette, CD-ROM and printed formats. The Company introduced its first Web-based demonstration course in November 1995, and its first revenue-generating Web-based course in Spring 1996. The Company intends to leverage the courseware and the customer base of its subsidiaries, as well as the courseware and customers provided by future partnerships and acquisitions, to facilitate the development of its online training and education business.

     The corporate training marketplace is rapidly evolving to meet the increasing demand for worker training and retraining in a cost-effective and convenient manner. Online delivery technology significantly reduces training costs, including those associated with students' time away from work, and permits resources to be concentrated directly on the educational process. The Company is initially targeting customers in the telecommunications, healthcare, utilities, information technology and financial services industries, as well as academic institutions, all of which the Company believes have relatively large training and education budgets, significant training needs and receptiveness to new technology. The Company believes it is the only Web-based training company currently serving multiple industries and offering courseware covering multiple disciplines. The Company's existing courseware library includes approximately 900 courses, approximately 450 of which are currently available online, in subject matter areas including business, management, finance, accounting, technology, and basic technical and development skills. The Company converts courseware that it believes are proven and popular in diverse subject matter areas to the Company's interactive online format. Since November 1996, the Company has more than tripled the number of courses in its library.

     The Company's objectives are to be the leading publisher of online courseware for the corporate training and education market, and to make its VCampus the global standard for online delivery of corporate training and education courseware. See "-- Products and Services -- VCampus." The Company's strategy to achieve these objectives includes publishing high-quality courseware (including courseware certified by independent academic institutions), expanding its customers which capitalize on the Company's Web-based solution, upgrading its existing technologies to maintain its position as a leader in technology-based corporate training and developing brand recognition for its products and services. The Company intends to continue providing products and services through delivery methods other than online delivery in order to provide a more complete training solution to customers requiring varying delivery methods, and in order to expand its customer base and courseware library for online delivery. For the years ended December 31, 1996 and 1997, approximately

99% and 77%, respectively, of the Company's pro forma revenues, which give effect to the HTR, Ivy and Teletutor acquisitions as if they occurred at January 1, 1997, were derived from delivery methods other than online delivery, and 1% and 23%, respectively, were derived from online delivery.

INDUSTRY BACKGROUND

     Corporate training is a rapidly growing segment of the training and education market, primarily as a result of the demand for increasing skills required by employers. As the United States economy continues to shift from a focus on industry to one focused on information and knowledge, employers seeking to compete successfully in the marketplace find it necessary to invest more in the training and education of their employees. During 1997, approximately 145,000 organizations in the United States with more than 100 employees spent approximately $60 billion to provide training and education to approximately 59 million of their employees. According to an International Foundation of Employee Benefits survey, more than 90% of companies surveyed currently offer continuing education as an employee benefit and 97% plan to offer this benefit by the year 2000. Travel costs associated with corporate training average approximately 25% of overall training budgets.

  Use Of Technology In Training and Education

     Historically, corporations, training organizations and academic institutions have provided education through the traditional classroom and distance learning methods (satellite-based delivery, mail exchanges, voice mail, CD-ROMs, diskettes). These entities may face fiscal constraints that prevent them from expanding their facilities to meet the demands created by rising enrollments. Time and space constraints inherent in traditional classroom methods make classroom education inconvenient and inefficient. Distance learning addresses space limitations by allowing students to take courses at remote locations. Due to its scalability, web-based delivery enables corporations, training organizations and academic institutions to extend their reach more cost-effectively than other distance learning methods. In addition, web-based delivery offers the ability to rapidly and cost-effectively update course materials and can provide students a significant degree of time and place independence.

     The Company's courseware benefits from the structural changes in the way content can be managed, delivered and consumed that were caused by the advent of the World Wide Web (the "Web") and online technologies. The use of such technologies can lower publishing costs and could significantly increase demand. Online technology makes it possible to combine the best elements of online connectivity between students and teachers and the interactivity of a CD-ROM. The use of new technology is so pervasive that nearly 25% of all educational institutions (15% of public institutions and 33% of private institutions) plan to use the Internet for instruction. The Company believes that its online delivery of courseware combines convenience, affordability, self-pacing, standardized curricula, individualized tailoring of courses, immediate performance measurement and a high degree of student-teacher interaction.

  Online Technologies And The World Wide Web

     Since the advent of the Web portion of the Internet and graphical Web browsers in the early 1990's, the popularity of the Internet has increased dramatically. Web-based intranet usage is predicted to overtake Internet usage before the year 2000. Intranets, which run on open transmission control protocol/internet protocol ("TCP/IP") networks, enable companies to utilize servers and browsers designed to be used for the Web in their own applications distributed over an internal network. International Data Corporation ("IDC") has estimated that approximately 175 million people worldwide will have access to the Internet by the end of 2001, up from approximately 28 million at the end of 1996. Growth in the number of Internet users has been fueled by a number of factors, including: the existing and increasing numbers of personal computers ("PC's") in the workplace and at home; improvements in the performance and speed of PC's and modems; improvements in network infrastructure; enhanced ease of access to the Internet provided by Internet service providers; consumer-oriented online services and long distance telephone companies; emergence of standards for Internet navigation and information access; declining costs of Internet service due to increased competition among access providers; and increased awareness of the Internet among businesses and consumers. Further, the Company believes that the emergence of online technologies, such as those embodied in the Internet and the Web, are economical and effective methods of distribution of digital information and that such methods present a significant opportunity to publishers of educational and training content. The Company believes that over the next several years, the speed and commercial use of the Internet will increase with the development of higher bandwidth communication and online access through affordable devices in addition to PC's, such as online access terminals, cable modems, televisions, video phones and personal digital assistants. The Company expects that it will offer its courseware through these online technologies to the extent that they evolve and gain popular acceptance for the delivery of education and training to working adults and other part-time students.

     The use of the Company's products and services will depend in large part upon the development of an infrastructure for providing online access and services. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether such networks will prove to be viable commercial marketplaces. In particular, such networks are an unproven medium for education. In the event such networks fail to become a viable education medium, there can be no assurance the Company will be able to overcome the costs and difficulties associated with adapting to alternative media, if and when they become available. If such networks do not become viable commercial marketplaces or do not develop as a viable medium for education, the Company would be materially adversely affected. Additionally, such networks have experienced, and are expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the infrastructures of such networks will continue to be able to support the demands placed on them by this continued growth. In addition, such networks could lose their viability due to delays in the development or adoption of new standards and protocols (for example, the next-generation Internet Protocol) to handle increased levels of activity, increased governmental regulation or other factors. There can be no assurance that the infrastructure or complementary services necessary to make such networks viable commercial marketplaces will be developed, or that if developed, such networks will become viable commercial marketplaces for products and services such as those offered by the Company.

COMPANY STRATEGY

     The Company's objectives are to be the leading publisher of online courseware for the corporate training and education market, and to make its VCampus the global standard for online delivery of corporate training and education courseware. The Company's strategy to achieve these objectives includes publishing high-quality courseware (including courseware certified by independent academic institutions), expanding its customer base, particularly those who capitalize on the Company's Web-based solution, upgrading its existing technologies to maintain its position as a leader in technology-based corporate training and developing brand recognition for its products and services. The Company intends to implement these strategies through internal growth and acquisitions of complementary businesses, products, services and technologies. See "-- Acquisitions."

     - Publish High Quality, High Demand Courseware. The Company intends to continue to expand its courseware library through acquisitions, relationships with customers and internal development of high quality courseware in subject areas that are expected to be in high demand by customers in the corporate training and education market. The Company's strategy involves publishing market-tested, high quality products focused on subject areas in high demand such as business, management, finance, accounting, technology, and basic technical and developmental skills. The Company intends to continue to provide courseware certified by independent academic institutions. See "-- Products and Services."

     - Expand Customer Base. The Company intends to continue to develop relationships with its existing and new business and academic institution customers to increase the number of enrollments and accelerate awareness and acceptance of its online content. The Company believes that development of VCampuses for customers provides it with cross-marketing opportunities. The Company's own, and certain of its customer's, VCampus promotes its own and certain other courses. In addition, many of such VCampuses are linked, enabling a student enrolled in one of the Company's online courses to access certain courses offered through other customers. In addition, the Company believes there are significant opportunities to cross-market its web-based courseware to customers who have historically utilized traditional learning formats. See "-- Customers" and "-- Sales and Marketing."

     - Develop Proprietary Technology. The Company intends to maintain its position as a leader in online courseware delivery technology by continuing to develop and enhance the features and functionality of its proprietary technology. Current technology development efforts include completion of its proprietary Curriculum Management System, which is designed to assign groups of students to appropriate groups of courses within a VCampus. See "-- Products and Services -- VCampus."

     - Develop Brand Recognition. The Company believes that establishing and maintaining brand recognition is critical to its strategy of becoming the leading publisher for online training and education. The Company plans to achieve brand recognition through marketing efforts and the creation of a proprietary user interface, which incorporates audio, animation, graphics and text as appropriate to create a stimulating learning experience. The Company also intends to enter into arrangements with content providers to adopt the Company's VCampus as their standard for online courseware delivery. See "-- Products and Services -- VCampus."

     The Company intends to continue providing products and services through delivery methods other than online delivery in order to expand its customer base and courseware library for online delivery, and in order to provide a more complete training solution to customers requiring varying delivery methods. See "-- Products and Services."

ACQUISITIONS

     The Company intends to continue its acquisition activity as one means of expanding the depth and breadth of its courseware library, its customer base and its technology. The Company believes that because it is a publicly-traded company with online technology that can enable broader distribution of courseware and a philosophy of decentralized management, it may be an attractive acquirer of training companies that are seeking to expand their access to capital, their customer base and/or their technological capabilities. The Company believes that the corporate training and education market is highly fragmented. The Company intends to target training companies that it believes have high quality, high-demand corporate training and/or education courseware that can be adapted to an online format, customer bases that would be interested in the online delivery system offered by the Company, or technology that would complement or enhance the Company's technology.

     Since 1994, the Company has completed five acquisitions -- HTR, Teletutor, Ivy, CTA and the CYBIS Division of Control Data Corporation. The Company does not currently have an agreement, commitment or understanding with any other potential acquisition candidates.

     HTR. In October 1997, the Company acquired HTR, whose strategy is to deliver a total solution for corporate information technology ("IT") requirements through its suite of products and services, which includes traditional and on-site training, and courseware. This acquisition provided the Company with additional content that can be adapted to the Company's online format and with customers in the IT training market, for which IDC forecasts a compound annual growth rate of 13.6% through the year 2000. HTR's revenues for its fiscal year ended June 30, 1997 were $12,063,000. The Company acquired HTR in exchange for 585,940 shares of its Common Stock, options and warrants to purchase an additional 34,020 shares of its Common Stock, the assumption of approximately $3,500,000 of debt and cash and notes payable aggregating approximately $600,000.

     Teletutor. In April 1997, the Company acquired Teletutor, which develops, distributes and supports computer-based training courses for the data and telecommunications industry. This acquisition provided the Company with additional content that can be adapted to the Company's online format, as well as access to Teletutor's over 2,000 customers. As of March 25, 1998, the Company has converted 15 Teletutor courses into its online format. Teletutor's revenues for the year ended December 31, 1996 were $2,918,000. The consideration paid by the Company for the acquisition of Teletutor consisted of a $3,000,000 cash payment at closing and $2,000,000 to be paid in cash ratably on the first, second and third anniversary dates of the acquisition.

     Ivy. In March 1997, the Company acquired Ivy, which develops and distributes business and accounting software for the academic education market. This acquisition provided the Company with additional content that can be adapted to the Company's online format, as well as access to Ivy's approximately 200 customers in the academic marketplace, ranging from community colleges to large universities. As of March 25, 1998, the Company has converted six Ivy courses into its online format. Ivy's revenues for its fiscal year ended December 31, 1996 were $615,000. The Company acquired Ivy in exchange for $314,000 in cash and potential future payments not to exceed approximately $862,000, which are based upon integration of operations, conversion of software and operating results.

     CTA. In August 1996, the Company acquired CTA, which engages in the development and distribution of technology-based applications online via distributed networks for educational institutions, corporations and government agencies. CTA customers can access these applications from remote locations using the Internet or their organization's intranets. This acquisition provided the Company an established customer base and additional content, particularly in the electrical, medical and scientific equipment subject areas. CTA's revenues for the year ended December 31, 1995 were $770,000. The Company acquired CTA in exchange for 42,487 shares of the Company's Common Stock.

     CYBIS. In 1994, the Company acquired the CYBIS division of Control Data, together with a perpetual nonexclusive license for the CYBIS courseware (which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects). The Company's ability to distribute a portion of the CYBIS courseware is limited by the terms of its license. The Company is responsible for the CYBIS computer-based education and training portion of certain CYBIS contracts to which Control Data is a party, as well as support and other services under such contracts. The Company believes that Web-based courseware developed from the CYBIS courseware, to the extent not restricted by the terms of its license, may contribute to revenues in the future. CYBIS' revenues for the year ended December 31, 1993 were $795,948. The Company acquired CYBIS in exchange for $150,000 in cash and $544,000 in notes.

     Any acquisition is accompanied by such risks as, among other things, the difficulties in assimilating the operations and personnel of acquired companies, potential disruption to the Company's ongoing business, difficulties of incorporating acquired technology into the Company's products and additional expense associated with amortization of acquired intangible assets. Particular acquisitions may not ultimately provide the benefits originally anticipated by the Company's management. For example, the assimilation of HTR, which employs more than 105 employees in its headquarters and six branch offices, offers products and services not previously offered by UOL, and which would more than double the Company's revenue on a pro forma basis for the year ended December 31, 1996 and the year ended December 31, 1997, is expected to be particularly challenging to the Company's management because the Company has never acquired an organization as large as HTR in terms of employees and historical revenue. Moreover, despite HTR's generation of such revenues, it incurred both operating and net losses for the years ended June 30, 1997 and 1996.

     As consideration for future acquisitions, the Company intends to use various combinations of Common Stock, cash and notes. The Company may also use Preferred Stock as all or part of the consideration for one or more potential acquisitions. Paying for any future acquisitions with equity securities or cash could result in potential dilution to the value of the Company's Common Stock, could require the Company to raise additional financing, which may not be available on terms favorable to the Company and/or could have an adverse effect on the Company's liquidity. The Company may use a line of credit or incur other indebtedness, if available, to help fund acquisitions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources." In pursuing this strategy, there can be no assurance that the Company will be able to identify attractive targets and make successful acquisitions in the future on commercially reasonable terms, or that it will be successful in overcoming these risks or any other problems encountered in connection with acquisitions.

PRODUCTS AND SERVICES

     The Company offers its online courseware primarily through its proprietary virtual campus product, or VCampus, an online courseware delivery system and environment that facilitates development, management and administration of training and education over the Internet and corporate intranets. Through its HTR, Teletutor and Ivy subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, and diskette, CD-ROM and printed formats.

  VCampus

     The Company's VCampus is a platform-independent delivery system capable of operating on virtually any PC. Generally, a student enrolls in the Company's courses online through a VCampus, but students can also enroll through traditional in-person, telephone or mail enrollment. The enrolled student can then access the courseware online, typically through a PC connected to the Internet or a corporate intranet. Once the student has completed the course, he or she will receive credit or certification, if appropriate. Through December 31, 1997, the Company had licensed over 50 VCampuses to customers, such as:
All-Phase Electric; Autodesk, Inc.; California State University, Long Beach; Graybar Electric Company; Lucent Technologies; Park College; and the United States Department of Agriculture.

     The VCampus environment is customizable, and designed for ease of administration and access to students, instructors and training administrators. In addition, by using any combination of courses from the Company's library and their own internal training libraries, customers can offer a variety of distance learning options. The VCampus includes the following components:

          Registrar: In the Registrar "building," students can sign up for available courses and modify their student profile, and administrators can add new courses, admit students into their registered courses, and modify the courses.

          Classrooms: In the Classrooms "building," students can enter their registered courses or check their grades for any course for which they are registered.

          Faculty: In the Faculty "building," instructors can build customized courses and tests for distribution on the VCampus.

          Information: In the Information "building," administrators can post news, announcements, answers to frequently asked questions, and more to keep students informed about their training options.

          Commons: In the optional Commons "building," students can access games and socialize with other students.

     The VCampus supports a wide variety of tools and utilities supplied by third parties, such as Netscape's or Microsoft's Web browser, Macromedia's Shockwave or Apple Computer's Quicktime viewer. In addition, the Company has designed the following proprietary software tools that facilitate the functionality of the VCampus:

          Lesson Management System. To allow electronic guidance, monitoring and management of students through the courseware, the Company has developed the Lesson Management System, which pre-tests students on learning objectives defined by the course author or instructor, and then creates a personalized study plan based on the level and breadth of the student's knowledge. The Lesson Management System, intended primarily for use by students, tracks each student's progress through a course's assigned lessons, measures mastery of the learning objectives through the Test Architect System, and, if necessary, offers alternative paths and methods of instruction. The initial commercial version of the Lesson Management System was completed and launched in December 1996. Version 2.0 was released in August 1997.

          Class Management System. To allow the system to handle courseware written by any party under an open architecture standard, the Company has developed a database manager which allows instructors to give administrative direction to students in the online classroom. The Class Manager, compliant with open database connectivity (ODBC) standards (a nonproprietary industry protocol), handles remote enrollment and payment processing, test creation and administration, and automatic course progress tracking and reporting (a gradebook). The initial commercial version of the Class Management System was completed and launched in December 1996.

          Courseware Construction Set. To allow instructors to create a customized online course, the Company developed a visual building block facility to produce courses from small, individual lessons or "courselets." Using a natural language pattern-matching and semantic processing technology, the Courseware Construction Set allows instructors to search the Company's library of courselets, retrieve the appropriate instructional materials, and then build a customized course through a familiar drag and drop interface. Courselets are authored as discrete units of instruction and are presented through a series of proprietary, format-specific templates called PointPages. PointPages can range from text screens to digital videos and from plain graphical images to complex software simulations, all within the same course. PointPages are designed to allow instructors with no knowledge of programming to construct multimedia-rich interactive Web-based courses. The Company released the initial commercial version of the Courseware Construction Set in July 1997.

          Curriculum Management System. To facilitate the grouping of students with similar education needs and abilities, the Company is developing the Curriculum Management System. This system is designed to assign groups of students to appropriate groups of courses within a VCampus, which could improve overall system efficiency and facilitate interaction by students with similar educational needs and abilities. The Curriculum Management System is currently in beta testing with certain of the Company's key customers.

  Traditional Delivery

     The Company intends to continue providing products and services through delivery methods other than online delivery in order to expand its customer base and courseware library for online delivery, and in order to provide a more complete training solution to customers requiring varying delivery methods. Through its HTR, Teletutor and Ivy subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, and diskette, CD-ROM and printed formats. In addition, HTR offers IT training and consulting services.

     HTR's strategy is to deliver a total solution for corporate IT requirements through its suite of products and services, which includes traditional and on-site training, and courseware. HTR seeks to provide a "Knowledge Transfer" to its customers through: flexible, instructor-based training; customizable courseware titles for client/server systems; on-site traditional consulting services for just-in-time implementation of systems and applications; and consulting expertise customized to fulfill individual customers' longer-term, specific project requirements. IT training is delivered by instructors at HTR's seven offices located in the U.S., as well as at customer locations. Instruction consists of courses and class materials for IT and is provided through both pre-scheduled, open enrollment classes and on-demand corporate training sessions. HTR also provides customized training to meet a customer's specific needs by tailoring existing titles for developing an entirely new course. Furthermore, HTR converts certain content into other products (e.g., end-user books, videos) to extend its product line and to reach additional market segments with minimal additional investment in content development.

     KnowledgeWorks(TM), a division of HTR, offers outsourcing services to software vendors covering the entire process of design, development, localization and global distribution of technical training materials. KnowledgeWorks' courseware is developed by a professional team of project managers; technical writers, editors and instructional designers; industry-recognized subject matter experts; and linguistic experts. KnowledgeWorks seeks partnerships with an independent software vendor ("ISV"), such as those it has with Microsoft, Lotus and Corell, to rapidly penetrate the market and become recognized as the ISV's authorized courseware. This courseware will then be sold to the ISV for its internal use and use as part of its customer training program.

     Teletutor's strategy is to focus its products and services primarily on the data and telecommunications industry. Teletutor develops, distributes and supports courseware, primarily in computer-based training formats, for and to its over 2,000 customers in that industry. As of March 25, 1998, the Company has converted 15 Teletutor courses into its online format.

     Ivy's strategy is to focus its products and services primarily on the academic education market for business and accounting software. Ivy develops and distributes its business and accounting courseware, primarily in CD-ROM and diskette formats, for and to its approximately 200 customers in the academic marketplace. As of March 25, 1998, the Company has converted six Ivy courses into its online format.

  Existing Courseware Library

     The Company's existing courseware library includes approximately 900 courses, approximately 450 of which are currently available online, in what it believes to be high-demand subject matter areas such as business, management, finance, accounting, technology, and basic technical and development skills. Although the Company does not provide accreditation or certification itself, a number of its current courses provide either accreditation or certification through its content providers. The current library was built from a combination of acquisitions and relationships with business and academic institution customers. Conversion of courseware into the Company's online format typically takes approximately 90 days, although conversion time varies depending on any number of factors, including the size and format of the original courseware content.

     A listing, by curriculum category, of the Company's existing courseware, as of March 25, 1998, is provided below.

                                              NUMBER OF
                                               COURSES
                                              AVAILABLE
         CURRICULUM (TOTAL COURSES)            ONLINE:              PRIMARY CONTENT PROVIDER(S)
         --------------------------           ----------            ---------------------------
Technical and Development Skills (227
  courses)*.................................     226*       Graybar Electric Company
Business, Management, Marketing and
  Economics (73 courses)....................      36        Park College, University of California at
                                                            Berkley, San Jose University, Intellipro,
                                                            Inc., Georgetown University, Human Resource
                                                            Development (HRD) Press, Vital Learning
                                                            Corporation
Software and Computer Applications (94
  courses)..................................      31        UOL, InfoSource, Inc., Street Technologies
Information Technology (50 courses).........       0        HTR
Electrical and Utilities Technical Training
  (14 courses)..............................       3        CYBIS, Delmar Publishers
Data and Telecommunications (50 courses)....      18        Teletutor, Applied Learning Systems, Inc.,
                                                            Park College
Other (54 courses)..........................      23        Park College, California State University,
                                                            Practical Memory Institute
Core Workplace Skills (35 courses)..........      30        Crisp Publications, Inc., American Media
                                                            Publishing
Computer Aided Design and Manufacturing (30
  courses)..................................      22        Autodesk, Inc.
Human Resources, Compliance and OSHA (92
  courses)..................................       9        Park University, HRD Press, Inc., Eastern
                                                            Michigan University, Illustructions, Inc.
Legal Issues (54 courses)...................      10        TRT, Inc., Park College
Science, Social Science and Statistics (13
  courses)..................................       9        George Mason University, Park College,
                                                            American Chemical Society, University of
                                                            Toledo
Healthcare and Nursing (24 courses).........       8        HealthExec, Inc., Wichita State University
Engineering (5 courses).....................       1        University of Texas at Austin, Action
                                                            Systems
Customer-Specific (131 courses).............      46        Wescott Communications, Square D Company,
                                                            Dun & Bradstreet Corporation, Thomas & Betts
                                                            Corporation

---------------
* Available for distribution to Graybar Electric Company and its designees only.

CUSTOMERS

     The Company's primary target market is the corporate training and education market. The Company focuses its sales and marketing efforts on Fortune 1000 companies and is initially targeting customers in the telecommunications, healthcare, utilities, IT and financial services industries, as well as academic institutions, all of which the Company believes have relatively large training and education budgets, significant training needs and receptiveness to new technology.

     In 1996, two of the Company's customers accounted for more than 10% of its revenues: Fort Levinworth, a user of CYBIS courseware, 28.7%, and InternetU, Inc., 26.5%. In 1997, no customer accounted for more than 10% of the Company's revenues. Although a significant portion of the Company's revenues between 1994 and 1996 were generated through the licensing of CYBIS courseware, the Company believes that CYBIS revenues will not be substantial compared to the Company's expected future revenues (although there can be no assurance that the Company will be successful in generating significant revenues from other sources). The Company currently anticipates that future revenues may continue to be derived from sales to a limited number of customers. Accordingly, the cancellation or deferral of a small number of contracts or license agreements would have a material adverse effect on the Company.

  Business Customers

     As of March 25, 1998, the Company had approximately 80 business customers, approximately 50 of which are online, including: All-Phase Electric; Autodesk, Inc.; Bell Atlantic; Coopers & Lybrand, LLP; Dearborn Press; Digital Equipment Corporation; Dun & Bradstreet, Inc.; Global One, the international joint venture of Deutsche Telekom, France Telecom and Sprint; Graybar Electric Company; Lucent Technologies; Thomas & Betts Corporation; the United States Department of Agriculture; and the Executive Education Network division of Westcott Communications. The Company plans to establish relationships with additional business customers, in particular those that offer access to large numbers of users (including the prospective customer's employees or end-users), vendors and resellers, as well as significant amounts of courseware content. The Company's business customers generally agree to market and promote the Company's products and services and to share with the Company the net revenues generated from access and other fees charged to such customer's end-users.

  Academic Institution Customers

     As of March 25, 1998, the Company had approximately 20 academic institution customers, approximately 15 of which are online, including: the California State University system; Eastern Michigan University; George Mason University; The George Washington University; Georgetown University; Park College; San Jose State University; University of California, Berkeley; University of Texas, Austin; University of Toledo; and Wichita State University. The Company plans to establish relationships with additional academic institution customers, in particular those that have significant enrollments, offer broad curricula and provide the Company an opportunity to publish online courseware developed by such institutions. The Company's agreements with these academic institutions generally provide the Company exclusive rights to, or limit the institution's right to, for itself or in conjunction with others, develop and/or distribute the online courseware subject to the agreements. The academic institutions market these courses in the same manner as their existing, traditional course offerings, including through direct mail, course catalogs, print advertising and through web-sites.

SALES AND MARKETING

     The Company's primary marketing goals are to create a strong brand identity as a leading training and educational courseware publisher for corporations and academic institutions, and to establish its core technology, the VCampus, as the global standard for corporate training and education needs.

     As of December 31, 1997, the Company had 51 full-time employees and one part-time employee in sales and marketing, as compared to eight full-time and one part-time employee as of December 31, 1996. Provided the Company raises sufficient capital during 1998, the Company expects to hire additional sales and marketing personnel through the end of 1998. Marketing personnel divide responsibility by industry. A national sales manager supervises geographically focused business sales representatives and academic sales representatives. A significant portion of each sales representative's total compensation may be earned based upon performance. HTR sales and marketing personnel focus on traditional delivery products and services.

     In addition to its direct sales efforts, the Company markets its products and services through a variety of means, including the Internet, public relations, trade shows, direct mail, trade publications, customers, resellers and other arrangements. The Company cross-markets through customers' VCampuses to promote its products and services and to recruit students. The Company believes that continuing to form strategic marketing alliances with partners who will sell, promote and market the Company's products and services will be important for rapid market penetration. The Company also utilizes a firm that specializes in providing leads to the Company for potential customers.

     The Company changed its business focus in 1993, and therefore has limited marketing experience in its current industry. The Company's direct marketing and sales staff does not have significant experience marketing in the sales of education products using Web-based delivery systems. There can be no assurance that the Company will be able to attract resellers or customers that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer and end-user support and service. In addition, certain of UOL's resellers and customers may compete with one another and the Company, and the Company may also be required to manage conflicts among its resellers and customers. For example, certain of UOL's content providers have required UOL to refrain from linking its products with competing products. The Company may be adversely affected by pricing pressure or other adverse consequences of competition or conflict among or with its resellers and customers, or should any reseller or customer fail to adequately penetrate its market segment. The inability to recruit, manage or retain important resellers or customers, or their inability to penetrate their respective market segments, would materially adversely affect the Company.

COMPETITION

     The market for educational and training products and services is highly competitive and the Company expects that competition will continue to intensify. Although the Company believes that it was the first to offer Web-based, interactive, on-demand courseware, there are no substantial barriers to entry in the online education and training market. A number of companies, including Microsoft Corporation, CBT Systems Ltd., Gartner Group, Inc., Oracle Corporation and Centra Software, Inc., have entered this market during recent months, and the Company expects this trend to continue to accelerate. The Company's competition also includes the many institutions and businesses that provide training or education that is taught on a part-time basis. In addition to traditional classroom and distance learning providers, other institutions such as Apollo Group, Inc. (through University of Phoenix) and Jones Intercable Inc. (through Mind Extension University) offer their own accredited courses online or in an email-based format. They, and many other education providers, use some of the Company's methods, including email, bulletin boards, electronic conferencing and CD-ROMs, as well as other methods, such as satellite communications and audio and video tapes. The Company, particularly HTR, has experienced price competition in the traditional courseware delivery media market in which it competes. The Company also expects to encounter significant competition in connection with its efforts to establish its VCampus as the standard learning environment and format in its industry.

     The Company believes that competition in the developing market for online training and education will be based upon various factors, including: quality, breadth and depth of courseware; marketing and third party relationships; quality, flexibility and reliability of delivery system; and, to a lesser degree, pricing. In addition, the Company believes that its products and tools render the Company's courseware affordable, convenient, easy to use and administer, and provide the Company with a competitive edge in attracting additional customers. Many of the Company's existing competitors, as well as a number of potential new competitors (including the Company's customers and partners), have significantly greater financial, technical and marketing resources than the Company. The Company will require financing to compete effectively in this rapidly evolving market. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies, and to devote greater resources to the development, promotion and sale of their services than the Company. A number of the Company's current customers and partners have also established relationships with certain of the Company's competitors, and future customers and partners may establish similar relationships. In addition, the Company's partners could use information obtained from the Company to gain an additional competitive advantage over the Company. There can be no assurance that the Company's competitors will not develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's products and services. Moreover, there can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on online networks. Due to the increasing popularity and use of online networks, it is possible that a number of laws and regulations may be adopted with respect to online networks, covering issues such as user privacy, pricing, taxation and/or the characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of online networks, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company. Moreover, the applicability to online networks of existing laws governing issues such as property ownership, sales taxes, libel and personal privacy is uncertain. Furthermore, as a publisher of educational materials, the Company could be subject to accreditation or other governmental regulations. Any new legislation or regulation applicable to online networks, the Company or its products or services could have a material adverse effect on the Company.

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

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon common law copyright and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company's policy is to rely upon the protections afforded under common law principles, rather than formal copyright registration, with respect to its copyrights, which protections are premised upon creation of the copyrightable works. The Company owns registered trademarks in the United States for UOL, the UOL logo, Teletutor, The Chalkboard, Virtual Workforce and "What you think ... is our business." Additionally, the Company has applied for registration in the United States for certain of its other trademarks, including UOL Publishing, Knowledgeworks, VCampus, VCampus.com, Test Wizard, Web Course Builder, PointPage, Courseware Construction Set, Course Architect, Registrar Architect, Test Architect, H+World, Experience and "Take It Online". The Company has had certain trademark applications denied, and may have more denied in the future. The Company will continue to evaluate the registration of additional marks as appropriate. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect the Company's proprietary technology. Any such litigation may be time-consuming and costly (even if successful), cause product release delays, require the Company to redesign its products or services or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or services or design around intellectual property rights of the Company. In addition, distributing the Company's products through online networks makes the Company's software more susceptible than other software to unauthorized copying and use. For example, online delivery of the Company's courseware makes it difficult to ensure compliance by the Company with contractual restrictions, if any, as to the parties who may access such courseware. The Company allows users to download electronically certain of its courseware content, which could adversely affect the Company's ability to collect payment from users that obtain copies from the Company's existing or past customers. If, as a result of changing legal interpretations of liability for unauthorized use of the Company's software or otherwise, users were to become less sensitive to avoiding copyright infringement, the Company would be materially adversely affected.

EMPLOYEES

     As of December 31, 1997, the Company had 243 employees, including 157 full-time employees and one part-time employee primarily involved in product development activities, 51 full-time and one part-time in sales and marketing, and 32 full-time and one part-time in finance and administration. The Company believes that its employee relations are good.

     The Company has experienced rapid growth and expansion which has placed a significant strain on its administrative, operational and financial resources. The Company's performance is substantially dependent on the performance of its executive officers and key employees, some of whom have worked together for only a short period of time. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company maintains "key man" life insurance in the amount of $1,000,000 each on Narasimhan P. Kannan, Chairman of the Board of Directors and Chief Executive Officer, Carl N. Tyson, President and Chief Operating Officer, and Kamyar Kaviani and Farzin Arsanjani, both Executive Vice Presidents, and has employment agreements with certain of its executive officers. However, neither such insurance nor such agreements necessarily fully compensate the Company for, or preclude, the loss of the services of the relevant personnel. The Company anticipates that future growth, if any, will require it to identify, recruit, hire, compensate train and retain a substantial number of new trainers, technical, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate and retain such personnel. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could have a material adverse effect on the Company.

ITEM 2.  PROPERTIES.

     A current summary showing the operating properties of the Company, all of which are leased, is shown below:

                                                                           LEASE
                                                          AREA          EXPIRATION     MONTHLY
     LOCATION                 PRINCIPAL USE           (SQUARE FEET)        DATE         RENT
     --------                 -------------           -------------   ---------------  -------
McLean, VA.........  Executive offices and principal      7,150       March 2000       $12,400
                     administration, technical
                     marketing and sales                  4,500       November 2002     10,000
                     operations                           1,000       February 1999      1,800
Burnsville, MN.....  Offices                              2,600       August 1998        2,600
                     Warehouse                            1,300       August 1998
Waxahachie, TX.....  CTA offices                         11,000       July 2001          5,000
Charlottesville,     Offices                              1,200       March 1999           800
  VA...............
Rockville, MD......  HTR executive offices               17,000       December          24,799
                                                                      1997(1)
Atlanta, GA........  HTR Branch Office                    7,800       February 2001     15,588
Culver City, CA....  HTR Branch Office                    4,300       July 1998          6,979
Waltham, MA........  HTR Branch Office                    3,300       May 1998           6,373
Washington, DC.....  HTR Branch Office                    2,200       July 1998          4,974
McLean, VA.........  HTR Branch Office                    3,200       April 1999         4,803
Baltimore, MD......  HTR Branch Office                    2,800       July 1998          3,822

---------------
(1) Following expiration of this lease in December 1997, the Company entered into and operates under a month-to-month lease with respect to this property.

     The Company believes that it will need to secure additional office space in or around its McLean facility to accommodate its anticipated expansion needs during 1998. The Company believes suitable additional space will be available to accommodate such expansion, and other expansion needs should it become necessary, on commercially reasonable terms. Aside from such expansion plans at the McLean facility, the Company believes that its current facilities are adequate for its needs for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                               EXECUTIVE OFFICERS

     As of March 1, 1998, the executive officers of the Company were as follows:

            NAME              AGE                               POSITIONS
            ----              ---                               ---------
Narasimhan P. Kannan........  49     Chairman of the Board of Directors and Chief Executive Officer
Carl N. Tyson...............  49     President and Chief Operating Officer
Michael W. Anderson.........  43     Vice President of Technology and Operations
Farzin Arsanjani............  34     Executive Vice President
Daniel J. Callahan, IV......  41     Executive Vice President
James R. Cooper.............  50     Executive Vice President
Diana S. Farrell............  34     Vice President of Sales and Marketing
Barry R. Fetterolf..........  56     Vice President of Publishing
Joanne O'Rourke Hindman.....  44     Vice President, Chief Financial Officer, Secretary and Treasurer
Kamyar Kaviani..............  36     Executive Vice President
Scott M. Kline..............  34     Executive Vice President

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

     Farzin Arsanjani joined the Company as an Executive Vice President upon the Company's acquisition of HTR in October 1997. Prior to such acquisition, Mr. Arsanjani co-founded HTR in 1987 and has served as its Vice Chairman and President since that time. Mr. Arsanjani holds a B.S. in Electrical Engineering from the University of Maryland.

     Daniel J. Callahan, IV joined the Company as an Executive Vice President upon the Company's acquisition of HTR in October 1997. Prior to such acquisition, Mr. Callahan served as Chief Operating Officer of HTR from 1996 until October 1997. He also served as the Vice President, Corporate Development of Troy Systems, Inc., an information technologies company, from 1995 to 1997 and as Chief Executive Officer of Industrial Flexible Materials, Inc., a publicly-held company, of which he also has served as a director since 1993, from 1990 to 1995. Mr. Callahan holds a B.S. in Mass Communications from the University of Utah.

     James R. Cooper joined the Company as Executive Vice President upon the Company's acquisition of Teletutor in April 1997. Prior to then he served as President of Teletutor since 1985. Mr. Cooper holds a B.A. in Sociology from the University of Massachusetts at Amherst.

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

     Joanne O'Rourke Hindman joined the Company as Vice President, Chief Financial Officer, Secretary and Treasurer in February 1998. From 1997 to February 1998, Ms. Hindman served as Senior Vice President of Operations and Financial Officer of iVillage, a web-site publisher. From 1995 to 1997, she served as the Chief Financial Officer and Treasurer of Tele-TV, a joint venture formed by Bell Atlantic, NYNEX and Pacific Telesis. From 1983 to 1995, she worked for the Washington Post Company, most recently from 1993 to 1995 as General Manager of Newsweek Interactive while simultaneously serving as Vice President of Finance for Newsweek Magazine, which position she held since 1989. Prior to working for the Washington Post Company, she was an audit manager at Price Waterhouse. Ms. Hindman holds a B.S. in Accounting from the University of Massachusetts and is a Certified Public Accountant.

     Kamyar Kaviani joined the Company as Executive Vice President upon the Company's acquisition of HTR in October 1997. Prior to such acquisition, Mr. Kaviani co-founded HTR in 1987 and has served as its Chairman and Chief Executive Officer since that time. Mr. Kaviani holds a B.A. in Economics from the University of Maryland.

     Scott M. Kline joined the Company in September 1997 as an Executive Vice President. Prior to joining the Company, Mr. Kline served as Group Vice President of Jones Education Company from October 1996 to September 1997. From November 1994 to August 1996 he served as a Vice President of Westcott Communications, during which time he founded and managed Westcott's Executive Education Network division. From 1989 to October 1994 he practiced law as an associate with a law firm. Mr. Kline holds a B.A. in Political Science from Yale and a J.D. from Harvard Law School.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a) Price Range of Common Stock

     The Company's Common Stock has historically traded on the Nasdaq National Market under the symbol "UOLP". The following sets forth the quarterly high and low bid prices from November 26, 1996 (the date trading commenced) through December 31, 1997 as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-downs or commissions.

                                                               HIGH     LOW
                                                              ------   ------
1996
Fourth Quarter (from November 26, 1996).....................  $13.25   $12.50
1997
First Quarter...............................................  $15.25   $12.00
Second Quarter..............................................  $13.25   $10.00
Third Quarter...............................................  $26.25   $12.13
Fourth Quarter..............................................  $26.50   $12.50

     Since the Company's IPO in late 1996, the public market for the Company's Common Stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. There can be no assurance that there will be an active public market for the Company's Common Stock in the future. The market price of the Common Stock could be subject to significant fluctuations in response to future announcements concerning the Company or its partners or competitors, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in analysts' earning estimates, general conditions in the online distribution market, developments in the financial markets and other factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for technology companies and which have often been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of the Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  (b) Approximate Number of Equity Security Holders

     As of March 18, 1998, the number of record holders of the Company's Common Stock was 130 and the Company believes that the number of beneficial owners was approximately 650.

  (c) Dividends

     The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1995, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1996 and 1997 are derived from, and are referenced to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1993 and 1994 and the consolidated balance sheet data as of December 31, 1993, 1994 and 1995 are derived from financial statements not included in this Annual Report on Form 10-K.

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            1993        1994        1995        1996        1997
                                          --------    --------    --------    --------    --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Online tuition revenues.................  $    14     $    14     $    56     $   119     $  1,662
Virtual campus software revenues........       --          --          --          --        2,718
Product sales revenues..................       --          --          --          --        2,330
Development revenues....................      274          82          76         399        1,631
Other service revenues..................       --         710         416         424          718
Instructor-led training revenues........       --          --          --          --        1,086
                                          -------     -------     -------     -------     --------
     Total net revenues.................      288         806         548         942       10,145
Cost of revenues........................       64         146          94         195        2,391
Sales and marketing.....................      130         296         933       1,593        4,439
Product development.....................      151         206         576       1,482        4,465
General and administrative..............      207         890         927       2,477        2,388
Depreciation and amortization...........        1         298         309         144          931
Acquired in-process research,
  development and content...............       --          --          --          --       11,100
Compensation expense in connection with
  the acquisition of HTR, Inc. .........       --          --          --          --          690
Reorganization and other non-recurring
  charges...............................       --          --          --          --          340
                                          -------     -------     -------     -------     --------
Loss from operations....................     (265)     (1,030)     (2,291)     (4,949)     (16,599)
Other income (expense)..................        6          (6)        126         304          125
Interest income (expense)...............     (155)       (260)        (75)          4          329
                                          -------     -------     -------     -------     --------
Loss before extraordinary gain or debt
  forgiveness...........................     (414)     (1,296)     (2,240)     (4,641)     (16,145)
Extraordinary gain on debt
  forgiveness...........................       --         609          --          --           --
                                          -------     -------     -------     -------     --------
Net loss................................  $  (414)    $  (687)    $(2,240)    $(4,641)    $(16,145)
                                          =======     =======     =======     =======     ========
Net loss per share:(1)
     Loss before extraordinary gain on
       debt forgiveness.................  $ (1.08)    $ (3.11)    $ (3.13)    $ (4.98)    $  (4.91)
     Extraordinary gain on debt
       forgiveness......................       --        1.46          --          --           --
                                          -------     -------     -------     -------     --------
     Net loss per share.................  $ (1.08)    $ (1.65)    $ (3.13)    $ (4.98)    $  (4.91)
Weighted average shares
  outstanding(1)........................      381         417         771         998        3,286
                                          =======     =======     =======     =======     ========

                                                                DECEMBER 31,
                                          --------------------------------------------------------
                                            1993        1994        1995        1996        1997
                                          --------    --------    --------    --------    --------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)...............  $(2,724)    $(2,587)    $(1,402)    $14,833     $ (3,789)
Total assets............................      352         879         613      17,489       26,465
Long-term debt..........................       --          --          --          --        1,531
Total liabilities.......................    3,075       3,158       1,887       1,287       13,054
Accumulated deficit.....................   (3,807)     (4,503)     (6,742)    (11,383)     (27,528)
Total stockholders' equity (deficit)....   (2,722)     (2,279)     (1,274)     16,202       13,411

---------------
(1) Computed on the basis described in Note 2 of Notes to UOL Consolidated Financial Statements.

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

OVERVIEW

     The Company believes that it is a leading publisher of high quality, interactive and on-demand courseware for the corporate training and education market. The Company offers its online courseware primarily through its proprietary virtual campus product, or VCampus, an online courseware delivery system and environment that facilitates development, management and administration of training and education over the Internet and intranets. Through its HTR, Teletutor and Ivy subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, diskette, CD-ROM and printed formats.

     The Company was formed in 1984 as IMSATT Corporation, a multimedia research and development company. In 1991, the Company acquired from Control Data certain rights to resell the CYBIS online courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. In 1993, the Company modified its business focus to capitalize on market opportunities for online education resulting from technological advances relating to the Internet. Subsequently, the Company raised additional financing and focused its development efforts on migrating its technology to the Web in preparation for the launch of its first Web-based course in November 1995. Under the current business model, UOL's revenues are derived from six primary sources: online revenues; virtual campus software revenues; product sales revenues; development revenues; instructor-led training revenues; and other service revenues. Online revenues are generated primarily from online tuition derived from business and academic customers. Virtual campus software revenues are derived from the sale of online licenses of the Company's VCampus product. Product sales revenues are derived from the sale of computer-based training ("CBT") courses that are delivered through traditional CBT format (e.g. CD-ROM). Development revenues consist primarily of fees paid to the Company for developing and converting courseware. Instructor-led training revenues are generated from on-site and classroom training fees. Other service revenues consist primarily of monthly fees generated by the licensing and maintenance of the CYBIS courseware under the Control Data subcontracts. While prior to 1997 licensing and support revenues have represented a substantial majority of the Company's revenues, the Company believes that online revenues and product sales will become the primary sources of its revenues in the future.

     The Company plans to continue to enter into non-monetary exchanges with third parties for the purpose of cost-effectively acquiring courseware while simultaneously supporting the Company's strategy of expanding its VCampus presence. Pursuant to these exchanges, the third party exchanges a non-monetary asset (i.e., the online publishing rights with respect to certain courseware content) in payment of some or all of the purchase price of a VCampus and related development services. In many cases, the Company will also agree to pay the third party royalties based on future online tuition revenues received by the Company, if any, related to the acquired rights. In the event the negotiated value of the rights acquired exceeds the purchase price of a VCampus and the related development services, if any, provided by the Company, the Company pays the third party such excess. Alternatively, in the event the negotiated value of the rights acquired is less than the purchase price of a VCampus and the related development services, if any, provided by the Company, the third party pays the Company the difference. The Company deployed more than 25 of its VCampuses pursuant to such exchanges in 1997.

ACQUISITIONS

     Since 1994, the Company has completed five acquisitions, consisting of the CYBIS Division of Control Data Corporation, CTA, Ivy, Teletutor and HTR. The Company intends to continue its acquisition activities when appropriate. Each of these acquisitions was accounted for as a purchase, and accordingly, the operating results of each acquired company are included in the Company's financial statements from the effective date of each respective acquisition.

     In 1994, the Company acquired the CYBIS division of Control Data, together with a perpetual non-exclusive license for the CYBIS courseware. As part of this transaction, Control Data retained the hardware and proprietary mainframe operating system used to deliver the CYBIS courseware and in other aspects of Control Data's ongoing business, and the Company agreed to act as subcontractor to Control Data to support CYBIS customers. Between 1994 and 1996, a significant portion of the Company's revenues have been generated through the licensing and support of the CYBIS courseware. Since 1994, the revenues from servicing the CYBIS customer base have been declining due to budgetary constraints of government agencies and the continued migration of CYBIS customers away from mainframe applications. While the Company expects to continue to derive CYBIS revenues for the next one to two years, the Company believes such revenues will not be substantial compared to the Company's expected future revenues. The Company believes that Web-based courseware developed from the CYBIS courseware, to the extent not restricted by the terms of its license, may contribute to revenues in the future.

     In August 1996, the Company acquired, by merger, CTA, a provider of technology-based online training products and services to academic institutions, corporations and governmental agencies, in exchange for 42,487 shares of the Company's Common Stock. Immediately prior to the merger, CTA transferred a building, a vehicle, certain equipment and certain notes payable to its sole stockholder. In addition, the Company issued options to purchase an aggregate of 22,091 shares of Common Stock (of which options to purchase 5,096 shares were fully vested at the time of the acquisition) to certain employees of CTA, including its former stockholder. The Company has recorded goodwill and other intangibles in the amount of approximately $780,000 in connection with the acquisition of CTA and is amortizing such goodwill and other intangibles over a three to ten year period beginning in 1996.

     In March 1997, the Company acquired Ivy, a Virginia corporation that develops and distributes business and accounting software for the academic education market, for $314,000 in cash and potential future payments not to exceed approximately $862,000, which are based upon integration of operations, conversion of software and operating results. The Company recorded approximately $460,000 in goodwill and other intangibles related to this acquisition and is amortizing such amount over ten years.

     In April 1997, the Company acquired Teletutor, an Illinois corporation that develops, distributes and supports computer-based training courses for the data and telecommunications industry. The terms of the transaction included a $3,000,000 cash payment at closing and $200,000 to be paid in cash ratably on the first, second and third anniversary dates of the acquisition. In conjunction with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets of approximately $2,000,000 to identifiable intangible assets, and $2,700,000 to acquired in-process research, development and content.

     In October 1997, the Company acquired HTR, a Delaware corporation whose strategy is to deliver a total solution for corporate IT requirements through its suite of products and services which includes consulting, courseware publishing and traditional classroom and on-site training, in exchange for 585,940 shares of Common Stock, options and warrants to purchase an additional 34,020 shares, the assumption of an aggregate of approximately $3,500,000 of HTR debt and a combination of cash and short-term notes in the aggregate amount of approximately $600,000. In connection with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets of approximately $9,800,000 to identifiable intangible assets, and $8,400,000 to acquired in-process research, development and content.

RESULTS OF OPERATIONS

                              UOL PUBLISHING, INC.

     The following table sets forth certain UOL Publishing, Inc. statement of operations data as a percentage of total net revenues for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                          1995         1996         1997
                                                         ------       ------       ------
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Online tuition revenues...........................    10.2%        12.6%        16.4%
     Virtual campus software revenues..................      --           --         26.8
     Product sales revenues............................      --           --         22.9
     Development and other revenues....................    13.9         42.4         16.1
     Instructor-led training revenues..................      --           --         10.7
     Other service revenues............................    75.9         45.0          7.1
                                                         ------       ------       ------
          Total net revenues...........................   100.0        100.0        100.0
  Costs and expenses:
     Cost of revenues..................................    17.1         20.7         23.6
     Sales and marketing...............................   170.3        169.0         43.7
     Product development...............................   105.3        157.3         44.0
     General and administrative........................   169.1        262.8         23.5
     Depreciation and amortization.....................    56.4         15.3          9.2
     Reorganization and other non-recurring charges....      --           --        119.6
                                                         ------       ------       ------
          Total costs and expenses.....................   518.2        625.1        263.6
                                                         ------       ------       ------
Loss from operations...................................  (418.2)      (525.1)      (163.6)
     Other income (expense):
     Other income......................................    23.0         32.3          1.2
     Interest income (expense).........................   (13.7)         0.4          3.2
                                                         ------       ------       ------
Net loss...............................................  (408.9)%     (492.4)%     (159.2)%
                                                         ======       ======       ======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Net Revenues

     Net revenues increased from $942,426 in 1996 to $10,144,500 in 1997, a ten-fold increase, primarily due to an increase in virtual campus licensing and tuition revenues and revenues generated by the Company's 1997 acquisitions. Consolidated net revenues for 1997 include $566,751 and $1,568,956 of product sales revenues from Ivy and Teletutor respectively. Moreover, consolidated revenues include $167,322 in product sales revenues, $1,085,634 in instructor-led training revenues, and $367,548 in consulting revenues from HTR.

  Cost of Revenues

     Cost of revenues increased from $194,730, or 20.7% of total net revenues, in 1996 to $2,390,711, or 23.6% of total net revenues, in 1997. The increase was primarily due to the inclusion of the results of operations of CTA, Ivy, Teletutor and HTR in the 1997 period, and certain royalties to content providers incurred under contracts entered into during the last two quarters of 1997. Cost of revenues primarily consisted of instructor fees, course packages and other costs directly associated with training and consulting revenues, certain personnel costs directly related to certain CTA development contracts and mainframe-based courseware support, third party royalties, and amortization of capitalized software and courseware development costs, as well as communication and personnel costs related to online revenues. The Company believes that in the future, cost of revenues will continue to increase in absolute dollars, but will decrease as a percentage of total net revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $1,592,668 in 1996 to $4,438,717 in 1997. Sales and marketing expenses decreased as a percentage of total net revenues from 169.0% in 1996 to 43.7% in the comparable period in 1997. Sales and marketing expenses consisted primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. The increase in absolute dollars was primarily due to increased staffing and marketing campaigns to secure contracts and strategic partnerships, and the inclusion of the results of operations of Ivy, Teletutor, and HTR. Specifically, during the latter part of 1996 and throughout 1997, the Company significantly expanded its sales and marketing organization in order to build an infrastructure to support the anticipated revenue opportunities for online courseware. The Company expects sales and marketing expense to increase substantially in the future as the Company continues to expand its sales and marketing efforts.

     Product Development. Product development expenses increased from $1,482,179 in 1996 to $4,464,976 in 1997. Product and development expenses decreased as a percentage of total net revenues from 157.3% in 1996 to 44.0% in 1997. The increase in absolute dollars was primarily attributable to the overall staffing and other cost increases aimed at maintaining and enhancing the Company's courseware library and VCampus software. The Company is incurring significant expenses to convert traditional educational and training content to online courseware. Contributing to the increase in product development costs in 1997 was the inclusion of the results of CTA and Teletutor. Product development costs for 1997 are net of $1,990,000 of costs capitalized in accordance with the Company's software capitalization and content development policy. No product development costs were capitalized during 1996. The Company expects that product development expenses will substantially increase in the future as the Company continues to expand its courseware library.

     General and Administrative. General and administrative expenses decreased from $2,477,144 in 1996 to $2,387,172 in 1997 and decreased as a percentage of total net revenues from 262.8% in 1996 to 23.5% in 1997. General and administrative costs during 1996 included stock compensation expense of $1,022,052, which was the amount by which the fair market value of the Common Stock exceeded the exercise price of certain options as of the date the Board of Directors granted such options or extended their exercise period. Also included in 1996 expenses were certain one-time relocation, recruiting and acquisition costs. General and administrative expenses generally consisted of personnel costs, facilities and related costs, as well as legal, accounting and other costs. Excluding the 1996 compensation expense and one-time relocation, recruiting and acquisition costs, general and administrative expenses increased in 1997 primarily due to increases related to the Company's growth and additional operations due to acquisitions, and generally to cover increased expenses associated with operating as a public company.

     Depreciation and Amortization. Depreciation and amortization expenses increased from $144,284 in 1996 to $931,143 in 1997, and decreased as a percentage of total net revenues from 15.3% in 1996 to 9.2% in 1997. In August 1996, the Company recorded goodwill and other intangibles in connection with its acquisition of CTA in the amount of approximately $780,000, which amount is being amortized over a three- to ten-year period. In 1997, the Company recorded goodwill and other intangibles of approximately $12 million in connection with its acquisitions of Ivy, Teletutor and HTR. These amounts are being amortized over periods ranging from four to twelve years. The increase in depreciation is attributable to additional purchases of computer equipment and other assets to support its product development, technical operations and personnel needs.

     Reorganization and Other Non-Recurring Charges. During 1997, the Company incurred certain non-recurring charges totaling $12,130,344, primarily related to in-process research, development and content expense in connection with the Teletutor and HTR acquisitions. Also included in non-recurring charges are accrued compensation expense related to the HTR acquisition and certain non-recurring costs.

     Interest and Other Income (Expense). Interest income was $3,893 in 1996 and $328,800 in 1997. Interest income is derived primarily from investing funds raised in the Company's private and public securities offerings during 1996. Other income of $303,983 in 1996 was primarily due to the settlement of a note payable to Control Data and certain trade obligations with a former vendor. Other income of $125,000 in 1997 was derived from the sale of an investment in a joint venture (an asset acquired in connection with the acquisition of HTR).

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Net Revenues

     Net revenues increased from $547,679 in 1995 to $942,426 in 1996, an increase of $394,747 or 72.1%. In December 1996, the Company recorded $250,000 as development revenue in connection with the InternetU funding agreement. Licensing and support revenues increased from $415,532 in 1995 to $424,244 in 1996, an increase of $8,712 or 2.1%. Online revenues increased from $55,995 in 1995 to $118,685 in 1996, an increase of $62,690 or 112.0%. Development revenues increased from $76,152 in 1995 to $399,497 in 1996 an increase of $323,345 or 424.6%. Licensing and support revenues from CYBIS customers decreased from $415,532 in 1995 to $362,743 in 1996. The decrease in CYBIS revenues was a result of budgetary constraints of government agencies and the continued migration of CYBIS customers away from mainframe applications. The CYBIS net revenues have been declining in absolute terms since the Company's acquisition of the CYBIS division of Control Data in 1994. CTA contributed $61,501 in licensing and support revenues, $37,086 to online revenues and $81,970 to development revenues for the year ended December 31, 1996.

  Cost of Revenues

     Cost of revenues increased from $93,630 in 1995 to $194,730 in 1996, an increase of $101,100 or 108.0%. The majority of the increase in cost of revenues is attributable to the increase in revenues and the inclusion in 1996 of the results of CTA and represent 17.1% and 20.7% of total net revenues in 1995 and 1996, respectively. Cost of revenues consisted primarily of certain personnel costs directly related to the Control Data subcontracts, administration fees payable to Control Data, costs associated with the conversion and sale of CTA's courseware and services, as well as communication costs related to online revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $932,898 in 1995 to $1,592,668 in 1996, an increase of $659,770, or 70.7%. Sales and marketing expense decreased as a percentage of net revenues from 170.3% in 1995 to 169.0% in the comparable period in 1996. Sales and marketing expense consisted primarily of costs related to personnel, travel, advertising, and conference and trade show attendance. The increase was primarily due to increased staffing and marketing campaigns to secure contracts and strategic partnerships. During the later part of 1996, the Company expanded its sales and marketing organization in order to build an infrastructure to support the anticipated revenue opportunities for online courseware. Sales and marketing expenses decreased slightly in 1996 as a percentage of total net revenues and consisted primarily of costs related to personnel, travel, advertising, and conference and trade show attendance.

     Product Development. Product development expenses increased from $576,470 in 1995 to $1,482,179 in 1996, an increase of $905,709, or 157.1%. Product and development expenses also increased as a percentage of net revenues from 105.3% in 1995 to 157.3% in 1996. Product development expenses consisted primarily of costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The increase was primarily due to a major development effort aimed at migrating the Company's then-existing courseware to courseware compatible with the Web. Through December 31, 1996, the Company expensed all of its product development costs.

     General and Administrative. General and administrative expenses increased from $926,345 in 1995 to $2,477,144 in 1996, an increase of $1,550,799, or
167.4%. General and administrative expenses increased as a percentage of total net revenues from 169.1% in 1995 to 262.8% in 1996. This increase was attributable primarily to compensation expense of $1,022,052 related to the amount by which the fair market value of the Common Stock exceeded the exercise price of certain options as of the date the Board granted such options or extended their exercise period. Such compensation was expensed at the date of Board approval because the options were fully vested at that time. General and administrative costs also increased due to costs associated with additional personnel, network operations, and legal and accounting services to support anticipated growth of the Company.

     Depreciation and Amortization. Depreciation and amortization expenses decreased from $309,058 in 1995 to $144,284 in 1996, a decrease of $164,774, or
53.3%. Depreciation and amortization expenses also decreased as a percentage of total net revenues from 56.4% in 1995 to 15.3% in 1996. Substantially all of the $309,058 depreciation and amortization expenses recorded in the 1995 period was attributable to goodwill amortization. On January 1,1994, the Company recorded goodwill in the amount of $575,825 in connection with the CYBIS acquisition, which goodwill was amortized over a period of two years ended December 31, 1995. The Company has recorded additional goodwill and other intangibles in the amount of approximately $705,000 in connection with the acquisition of CTA, which amount is being amortized over a period ranging from three to ten years.

     Interest and Other Income (Expense). Interest expense was $75,570 in 1995, and interest income was $3,893 in 1996. Interest expense in 1995 resulted from certain loans from officers and other affiliates. The decrease in interest expense in 1996 was primarily due to the conversion of $326,082 of debt to equity in the first quarter of 1995 as well as interest income earned by investing the proceeds raised by the Company in its private and public stock offerings. Other income was $126,651 in 1995 and $303,983 in 1996, with the increase primarily due to the settlement of a note payable to Control Data and certain trade obligations with a former vendor.

  HTR, INC.

     The following table sets forth certain HTR, Inc. statement of operations data as a percentage of total net revenues for the periods indicated:

                                                                 YEARS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                              1996        1997
STATEMENT OF OPERATIONS DATA:                                 -----       -----
Revenues:
  Instructor-led training revenues..........................   86.4%       85.4%
  Onsite training revenues..................................   13.6        14.6
                                                              -----       -----
     Total net revenues.....................................  100.0       100.0
Costs and expenses:
  Cost of revenues..........................................   63.3        77.2
  General and administrative................................   13.1        21.9
  Sales and marketing.......................................   14.3        15.4
  Product development.......................................    1.0         4.1
  Depreciation and amortization.............................    1.1         1.2
                                                              -----       -----
     Total costs and expenses...............................   92.8       119.8
Income (loss) from operations...............................    7.2       (19.8)
Interest income (expense)...................................    0.9        (4.1)
                                                              -----       -----
Net income (loss)...........................................    6.3%      (23.9)%
                                                              =====       =====

  Revenues

     Net revenues decreased from $13,643,267 for the year ended June 30, 1996 to $12,062,670 for the year ended June 30, 1997.

     Instructor-led training revenues were $11,794,441 (86.4% of total net revenues) for the year ended June 30, 1996 compared to $10,299,442 (85.4% of total net revenues) for year ended June 30, 1997. Instructor-led training revenues are generated primarily from the sale of instructor based courses at offices nationwide and at a customer sites utilizing proprietary, customizable courseware and vendor developed materials for the client/server market. Included also in this revenue category are publishing revenues of HTR.

The publishing division develops content for proprietary titles primarily through relationships with independent software vendors ("ISV's") and are distributed through ISV authorized channels and HTR's training courses. In 1997, HTR closed two offices which were unprofitable. Furthermore, HTR increased the level of tuition discounts offered to students, in response to increased competition in the industry overall. These circumstances were the primary reasons for the decrease in classroom training revenues.

     Onsite training revenues were $1,763,228 (14.6% of total net revenues) for the year ended June 30, 1997, compared to $1,848,826 (13.6% of total net revenues) for the prior year.

  Cost of Revenues

     Cost of revenues increased from $8,640,041 for the year ended June 30, 1996 to $9,311,938 for the year ended June 30, 1997.

     Instructor-led training cost of revenues consists primarily of labor, purchases of vendor developed course materials, travel, and miscellaneous classroom and instructor costs. Theses costs increased from $7,856,088 for the year ended June 30, 1996 to $8,690,120 for the year ended June 30, 1997. The increase was primarily due to increased labor costs. HTR believes that in the future, it will be able to shift from using vendor-developed course materials to its own proprietary course materials, which should result in an overall decrease in cost of revenues. Furthermore, HTR believes that by changing its labor utilization model, a further decrease in its instructor-led training costs of revenues will result.

     Onsite training cost of revenues consists primarily of personnel costs associated with the onsite training engagements. Onsite training costs of revenues decreased from $783,953 for the year ended June 30, 1996 to $621,818 for the year ended June 30, 1997.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased from $1,945,765 for the year ended June 30, 1996 to $1,856,490 for the year ended June 30, 1997. Sales and marketing expenses consisted primarily of sales salaries and commission. HTR expects sales and marketing expenses to increase substantially in the future as HTR continues to expand its sales and marketing efforts.

     Product Development. Product development expenses increased from $141,517 for the year ended June 30, 1996 to $498,209 for the year ended June 30, 1997 and consisted primarily of the start-up costs associated with the development of content of the Publishing Division. No product development costs were capitalized for either of the years ended June 30, 1996 or 1997. The Company expects that product development expense will substantially increase in the future as HTR continues to expand its courseware library.

     General and Administrative. General and administrative expenses increased from $1,784,674 for the year ended June 30, 1996 to $2,644,350 for the year ended June 30, 1997. These costs for the year ended June 30, 1997 included recording compensation expense of $516,839, the amount by which the fair market value of the Common Stock exceeded the exercise price of certain options as of the date HTR's board of directors granted such options or extended their exercise period. Also included are the lease cancellation fees in the amount of $188,144 related to the closing of two offices during that year. General and administrative expenses consisted primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $147,492 for the year ended June 30, 1996 to $146,578 for the year ended June 30, 1997.

     Interest Income (Expense). Interest expense for the year ended June 30, 1996 was $127,626, while interest expense for the year ended June 30, 1997 was $490,105. This increase was primarily due to the interest expense incurred in connection with the secured promissory note issued to a third party during October 1996.

YEAR 2000

     The Company is aware of the issues associated with the Year 2000 as it relates to information systems. The Year 2000 is not expected to have a material impact on the Company's current information systems because current software is either already "Year 2000" compliant or required changes will be insignificant. As a result, the Company does not anticipate that incremental expenditures to ensure that its information systems are Year 2000 compliant will be material to the Company's liquidity, financial position or results of operations over the next few years. Such costs will be expensed as they are incurred.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had $2,705,490 in cash and cash equivalents and a working capital deficit of $3,789,136. Since its inception, the Company has financed its operating cash flow needs primarily through sales of equity securities and, to a lesser extent, borrowings, primarily from stockholders. The Company expects negative cash flow from operations to continue for at least the next six to nine months and that it will require additional equity or debt financing to meet its working capital requirement needs in the near future. As such, the Company has initiated a private placement of some combinations of debt, preferred stock and warrants to certain parties, potentially including affiliates of the Company. This private placement, which is targeted to generate funding of approximately $5 to $8 million, of which approximately $5.2 million has been received by the Company as of March 30, 1998, is expected to be completed early in the second quarter of 1998. This transaction could have a material adverse effect on the stockholders, including dilution and further limiting the liquidity and increasing the price volatility of the Company's Common Stock. The Company's future capital needs may be significant, requiring the Company to obtain financing on less than favorable terms or to curtail its operations, either of which could have a material adverse effect on stockholders. The Company's future capital requirements will depend on many factors, including, but not limited to acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects, and uses cash for additional acquisitions.

     Cash utilized in operating activities was $5,775,809 in 1997. Use of cash was primarily attributable to net losses and an increase in the level of accounts receivable at December 31, 1997 due to increased revenues. The Company normally requires its customers to pay for its products or services within 30 to 60 days of delivery. On occasion, the Company will offer its customers extended payment terms not to exceed one year.

     Cash utilized in investing activities was $6,932,195 in 1997. The use of cash for investing activities was primarily attributable to cash payments of $3,300,000 in connection with the acquisitions of Teletutor, HTR and Ivy, purchases of equipment, software and courseware development costs, and the acquisition of online publishing rights. Cash utilized in financing activities was $60,536 in 1997.

     In December 1997, the Company and its bank lender replaced its $100,000 secured lending arrangement with a new secured lending facility, which expires in April 1999, providing for a line of credit in the amount of $3,000,000, bearing interest at the LIBOR Market Index Rate plus 275 basis points. Under the terms of this credit facility (the "Credit Facility"), the Company may borrow the lesser of (i) $3,000,000 or (ii) a percentage of the Company's accounts receivable based upon an agreed-upon schedule (borrowing base of $3,000,000 at December 31, 1997). As of December 31, 1997, the Company had borrowed $500,000 under the Credit Facility, which the Company used to repay (i) all outstanding indebtedness owed by HTR to Commerce Funding Corporation and (ii) Teletutor's line of credit. Since December 31, 1997, the Company has borrowed an additional $1,500,000 under the Credit Facility. Based upon its financial statements, as of December 31, 1997, the Company was in violation of certain covenants related to the Credit Facility. Effective March 27, 1998, the Company and its bank lender negotiated and agreed upon revised covenants under the Credit Facility adjusting the terms to more appropriate expectations of the Company's financial performance. These new agreed-upon covenants are subject to the Company's ability to raise at least $5,300,000 of cash equity capital no later than April 15, 1998 of which $5,200,000 was received by March 30, 1998. All amounts currently due in excess of the $1,500,000 maximum borrowing capacity will be due April 15, 1998, which would require the Company to repay $500,000 based on current borrowings as of March 27, 1998. In connection therewith, the interest rate under the Credit Facility was increased to the LIBOR Market Index Rate plus 375 basis points.

     In December 1997, the Company and its bank also entered into a secured lending arrangement providing for a term loan of $3,000,000 bearing interest at the LIBOR Market Index Rate plus 350 basis points, the principal and interest under which are due and payable in April 1999. As of December 31, 1997, the Company had borrowed the full amount under this facility, which it used to repay the Sirrom note assumed by the Company in connection with its acquisition of HTR. Both this lending arrangement and the Credit Facility are collateralized by a senior security interest in all corporate assets. As a result of the negotiations between the Company and the bank during March 1998, the repayment terms on the term loan are as follows: $500,000 due on May 15, 1998, $1,000,000 due on July 15, 1998, and $1,500,000 due on November 15, 1998.
The new terms are subject to the Company raising at least $5,300,000 of cash equity capital no later than April 15, 1998 (of which the Company has raised $5,200,000 as of March 30, 1998) and complying with the revised terms and conditions of the modification agreement. As a result of such contingency, all bank debt has been reclassified to current.

     During March 1998, the Company plans to reduce its workforce and curtail its discretionary spending. During 1998, should cash needs dictate, the Company plans to implement additional workforce reductions as well as increased spending cuts.

     As of December 31, 1997, the Company had net operating loss carryforwards of approximately $25,757,000 for federal income tax purposes, which will expire at various dates through 2012. The Company's ability to utilize all of its net operating loss and credit carryforwards may be limited by changes in ownership.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net loss as well as certain non-owners items that are reported directly within a separate component of stockholders' equity. The provisions of SFAS No. 130 are effective beginning with 1998 financial statements. These disclosure requirements will not have a material impact on the Company's consolidated financial position or results of operations.

     The Company intends to adopt Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS No. 131"), in fiscal year 1998. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. The adoption of SFAS No. 131 is not expected to materially impact the Company's financial position or results of operations.

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position 97-2 ("SOP 97-2") "Software Revenue Recognition" which is required to be adopted by the Company for all transactions entered into after January 1, 1998. SOP 97-2 provides guidance on recognizing revenue on software transactions. SOP 97-2 will significantly impact the recognition of virtual campus software revenues by requiring the Company to defer the revenues and recognize them ratably over the period to which the VCampus license and services relate. Had the Company adopted SOP 97-2 on January 1, 1997, the Company's total net revenues would have been $7,487,000 instead of $10,144,500.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers" located at the end of Part I of this Form 10-K.

     The other information required by Item 10 of Form 10-K concerning the Registrant's directors is incorporated by reference to the information under the heading "Proposal No. 1 -- Election of Directors" and "Other
Information -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1 -- Election of Directors -- Information Concerning the Board of Directors and Its Committees", "Other Information -- Compensation of Executive Officers", "-- Compensation of Directors", "-- Report of the Compensation Committee on Executive Compensation", "-- Compensation Committee Interlocks and Insider Participation" and
"-- Performance Graph" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report:

          (1) Financial Statements.

              See Index to Consolidated Financial Statements on page F-1.

         (2) Financial Statement Schedules.

                  The following financial statement schedule is filed with this report: Schedule I -- Valuation and Qualifying Account and Reserve

                  All other financial statement schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto and, therefore, have been omitted.

         (3) Exhibits.

            EXHIBIT NO.                          DESCRIPTION
            -----------                          -----------
             2.1(a)      Agreement and Plan of Merger, dated July 31, 1996, relating to the acquisition of Cognitive Training Associates, Inc.
             2.2(b)      Stock Purchase Agreement, dated March 1, 1997, with Ivy and its shareholders
             2.3(c)      Stock Purchase Agreement, dated April 30, 1997, relating to the acquisition of Teletutor
             2.4(d)      Agreement and Plan of Merger, dated October 31, 1997,
                         relating to the acquisition of HTR
             3.1(a)      Amended and Restated Certificate of Incorporation, as
                         currently in effect
             3.2(a)      Amended and Restated Bylaws, as currently in effect
             4.1(a)      Form of Common Stock certificate
            10.1(a)      Investment Agreement, dated as of October 8, 1986, with
                         Intersouth Partners
            10.2(a)      Warrant Agreement, dated as of March 22, 1995, with Spencer
                         Trask Securities Incorporated and Forms of Warrant
                         Certificates
            10.3(a)      Form of Promissory Note
            10.4(a)      Registration Rights Agreement relating to Series A Preferred
                         Stock, as amended
            10.5(a)      Registration Rights Agreement, dated July 19, 1996, relating to Series B Preferred Stock
            10.6(a)      Warrant, dated July 23, 1996, granted to Oppenheimer & Co.,
                         Inc.
            10.7(a)      Letter Agreement, dated as of September 12, 1996, with
                         Austin O. Furst and certain related entitles
            10.8(a)      Amended and Restated Stock Option Plan
            10.9(a)      1996 Stock Plan
            10.10(a)     Employment Agreement, dated July 1, 1996, with Narasimhan P.
                         Kannan
            10.11(a)     Employment Agreement, dated July 1, 1996, with Carl N. Tyson
            10.12(a)     Employment Agreement, dated July 31, 1996, with Michael L.
                         Brown
            10.13(a)     Employment Agreement, dated August 15, 1996, with Leonard P.
                         Kurtzman
            10.14(a)*    Agreement, dated August 14, 1995, as amended, with
                         Educational Services Institute
            10.15(a)     Form of Online Educational Services Distribution Agreement
            10.16(a)     Form of University Master Agreement for Online Education
                         Services
            10.17(a)     Form of Online Educational Services Agreement

            EXHIBIT NO.                          DESCRIPTION
            -----------                          -----------
            10.18(a)     Form of Inner Circle Online Educational Services Development
                         and Distribution Agreement
            10.19(a)*    Agreement, dated April 15, 1996, with Autodesk, Inc.
            10.20(a)*    Project Financing and Development Agreement with InternetU,
                         Inc., as amended
            10.21(a)     Employment letter agreement, dated October 29, 1996, with W.
                         Braun Jones, Jr.
            10.22        Employment Agreement, dated January 1, 1997, as amended,
                         with Diana S. Farrell
            10.23        Employment Agreement, dated April 30, 1997, with James R.
                         Cooper
            10.24        Employment Agreement, dated January 1, 1997, with Michael W.
                         Anderson
            10.25        Employment Agreement, dated October 31, 1997, with Kamyar
                         Kaviani
            10.26        Employment Agreement, dated October 31, 1997, with Farzin
                         Arsanjani
            10.27        Employment Agreement, dated October 31, 1997, with Daniel J.
                         Callahan, IV
            10.28        Letter agreement, dated December 18, 1997, with Leonard P.
                         Kurtzman
            21.1         List of Subsidiaries
            23.1         Consent of Ernst & Young LLP, Independent Auditors
            27.1         Financial Data Schedule

---------------
 * Confidential treatment requested.

(a) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-12135).

(b) Incorporated by reference to Exhibit No. 2.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(c) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Current Report on Form 8-K dated May 14, 1997.

(d) Incorporated by reference to Exhibit No. 2.3 to the Registrant's Current Report on Form 8-K dated November 17, 1997.

(b) The Registrant filed a Current Report on Form 8-K dated November 17, 1997 as amended on January 16, 1998. No other reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.

                              UOL PUBLISHING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UOL PUBLISHING, INC.

Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1995, 1996 and 1997......  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1996 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

HTR, INC.

Report of Ernst & Young LLP, Independent Auditors...........  F-25
Balance Sheets as of June 30, 1996 and 1997.................  F-26
Statements of Operations for the Years Ended June 30, 1996
  and 1997..................................................  F-27
Statements of Stockholders' Deficit for the Years Ended June
  30, 1996 and 1997.........................................  F-28
Statements of Cash Flows for the Years Ended June 30, 1996
  and 1997..................................................  F-29
Notes to Financial Statements...............................  F-30

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
UOL Publishing, Inc.

     We have audited the accompanying consolidated balance sheets of UOL Publishing, Inc. as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UOL Publishing, Inc. at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP
Vienna, Virginia
February 27, 1998, except for Notes 9 and 17,
as to which the dates are March 27 and 30, 1998

                              UOL PUBLISHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 15,474,030   $  2,705,490
  Accounts receivable, less allowance of $36,100 and
     $739,000 at December 31, 1996 and 1997, respectively...       412,095      4,413,170
  Loans receivable from related parties.....................       101,444        133,516
  Prepaid expenses and other current assets.................       132,128        481,516
                                                              ------------   ------------
Total current assets........................................    16,119,697      7,733,692
Property and equipment, net.................................       622,958      2,809,619
Capitalized software costs and courseware development costs,
  net.......................................................            --      2,354,159
Acquired online publishing rights, net......................            --        845,000
Other assets................................................        89,995        358,208
Goodwill and other intangible assets, net...................       656,503     12,364,554
                                                              ------------   ------------
Total assets................................................  $ 17,489,153   $ 26,465,232
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  1,259,166   $  6,398,488
  Notes payable -- current portion..........................            --      4,551,950
  Deferred revenues.........................................        28,000        572,390
                                                              ------------   ------------
Total current liabilities...................................     1,287,166     11,522,828

Notes payable, less current portion.........................            --      1,531,121

Stockholders' equity (deficit):
  Common Stock, $0.01 par value; 36,000,000 shares
     authorized; 3,186,167 and 3,785,210 shares issued and
     outstanding at December 31, 1996 and 1997,
     respectively...........................................        31,861         37,852
  Additional paid-in capital................................    27,553,128     40,901,196
  Accumulated deficit.......................................   (11,383,002)   (27,527,765)
                                                              ------------   ------------
Total stockholders' equity..................................    16,201,987     13,411,283
                                                              ============   ============
Total liabilities and stockholders' equity..................  $ 17,489,153   $ 26,465,232
                                                              ============   ============

    The accompanying notes are an integral part of the financial statements.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1995          1996           1997
                                                       -----------   -----------   ------------
Revenues:
  Online tuition revenues............................  $    55,995   $   118,685   $  1,662,058
  Virtual campus software revenues...................           --            --      2,718,000
  Product sales revenues.............................           --            --      2,330,029
  Development and other revenues.....................       76,152       399,497      1,631,233
  Instructor led training revenues...................           --            --      1,085,634
  Other service revenues.............................      415,532       424,244        717,546
                                                       -----------   -----------   ------------
Net revenues.........................................      547,679       942,426     10,144,500
Costs and expenses:
  Cost of revenues...................................       93,630       194,730      2,390,711
  Sales and marketing................................      932,898     1,592,668      4,438,717
  Product development................................      576,470     1,482,179      4,464,976
  General and administrative.........................      926,345     2,477,144      2,387,172
  Depreciation and amortization......................      309,058       144,284        931,143
  Acquired in-process research, development and
     content.........................................           --            --     11,100,000
  Compensation expense in connection with the
     acquisition of HTR, Inc.........................           --            --        690,000
  Reorganization and other non-recurring charges.....           --            --        340,344
                                                       -----------   -----------   ------------
Total costs and expenses.............................    2,838,401     5,891,005     26,743,063
                                                       -----------   -----------   ------------
Loss from operations.................................   (2,290,722)   (4,948,579)   (16,598,563)
Other income (expense):
  Other income (expense).............................      126,651       303,983        125,000
  Interest income (expense)..........................      (75,570)        3,893        328,800
                                                       -----------   -----------   ------------
Net loss.............................................  $(2,239,641)  $(4,640,703)  $(16,144,763)
                                                       ===========   ===========   ============
Net loss per share...................................  $     (3.13)  $     (4.98)  $      (4.91)
                                                       ===========   ===========   ============
Net loss per share -- assuming dilution..............  $     (3.13)  $     (4.98)  $      (4.91)
                                                       ===========   ===========   ============

    The accompanying notes are an integral part of the financial statements.

                              UOL PUBLISHING, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                 SERIES A
                                               CONVERTIBLE                                                              TOTAL
                                             PREFERRED STOCK        COMMON STOCK       ADDITIONAL                   STOCKHOLDERS'
                                            ------------------   -------------------     PAID-IN     ACCUMULATED       EQUITY
                                             SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT        (DEFICIT)
                                            --------   -------   ---------   -------   -----------   ------------   -------------
Balance at December 31, 1994..............        --   $   --      704,557   $7,046    $ 2,216,608   $(4,502,658)   $ (2,279,004)
  Conversion of debt to equity............     1,800       18       78,689      786        325,278            --         326,082
  Issuance of Series A convertible
    Preferred Stock.......................   379,535    3,795           --       --      2,728,639            --       2,732,434
  Issuance of compensatory stock and stock
    options...............................        --       --           --       --        185,800            --         185,800
  Net loss................................        --       --           --       --             --    (2,239,641)     (2,239,641)
                                            --------   -------   ---------   -------   -----------   ------------   ------------
Balance at December 31, 1995..............   381,335    3,813      783,246    7,832      5,456,325    (6,742,299)     (1,274,329)
  Issuance of Common Stock primarily in
    connection with the CTA Acquisition...        --       --       47,584      476        741,524            --         742,000
  Issuance of Series A convertible
    Preferred Stock.......................    21,625      217           --       --        412,583            --         412,800
  Issuance of compensatory stock options
    and warrants..........................        --       --           --       --      1,046,232            --       1,046,232
  Transactions in connection with
    Company's initial public offering:
    Issuance of Common Stock in connection
      with initial public offering........        --       --    1,430,000   14,300     15,822,328            --      15,836,628
    Conversion of Series A convertible
      Preferred Stock.....................  (402,960)  (4,030)     402,960    4,030             --            --              --
    Conversion of Series B redeemable
      convertible Preferred Stock.........        --       --      383,786    3,837      3,338,834            --       3,342,671
    Conversion of Preferred Stock
      dividends payable to shares of
      Common Stock........................        --       --       55,623      556           (556)           --              --
    Issuance of Common Stock in connection
      with exercise of warrants...........        --       --       67,980      680        599,312            --         599,992
    Conversion of debt to equity..........        --       --       14,988      150        136,546            --         136,696
  Net loss................................        --       --           --       --             --    (4,640,703)     (4,640,703)
                                            --------   -------   ---------   -------   -----------   ------------   ------------
Balance at December 31, 1996..............        --       --    3,186,167   31,861     27,553,128   (11,383,002)     16,201,987
  Issuance of Common Stock in connection
    with the HTR Acquisition..............        --       --      585,940    5,860     12,591,850            --      12,597,710
  Issuance of stock options and warrants
    in connection with the HTR
    Acquisition...........................        --       --           --       --        591,118            --         591,118
  Issuance of Common Stock in connection
    with exercise of options and exercise
    of warrants...........................        --       --       13,103      131         15,250            --          15,381
  Issuance of compensatory stock options
    and warrants..........................        --       --           --       --        149,850            --         149,850
  Net loss................................        --       --           --       --             --   (16,144,763)    (16,144,763)
                                            --------   -------   ---------   -------   -----------   ------------   ------------
Balance at December 31, 1997..............        --   $   --    3,785,210   $37,852   $40,901,196   $(27,527,765)  $(13,411,283)
                                            ========   =======   =========   =======   ===========   ============   ============

    The accompanying notes are an integral part of the financial statements

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1995          1996           1997
                                                       -----------   -----------   ------------
OPERATING ACTIVITIES
Net loss.............................................  $(2,239,641)  $(4,640,703)  $(16,144,763)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.......................................       21,506        95,451        442,151
  Amortization.......................................      287,552        48,833        663,663
  Revenues in connection with non-monetary
     transactions....................................           --            --       (795,000)
  Acquired in-process research, development and
     content.........................................           --            --     11,100,000
  Stock option and stock warrant compensation
     expense.........................................      185,800     1,046,232        149,850
  Gain on debt forgiveness and other settlements.....      (30,303)     (100,000)            --
  Write-off of intangible assets.....................           --            --        237,344
  Interest expense related to notes payable..........           --            --         66,130
  Changes in operating assets and liabilities:
     Accounts receivable.............................      (62,242)     (216,020)    (2,345,382)
     Prepaid expenses and other current assets.......      137,487      (124,089)      (103,894)
     Other assets....................................           --            --       (168,042)
     Accounts payable and accrued expenses...........     (449,841)     (139,087)       926,450
     Deferred revenues...............................      (28,810)      (74,250)       195,684
                                                       -----------   -----------   ------------
Net cash used in operating activities................   (2,178,492)   (4,103,633)    (5,775,809)
INVESTING ACTIVITIES
Purchases of property and equipment..................     (129,168)     (463,773)    (1,412,537)
Acquired online publishing rights....................           --            --        (60,000)
Capitalized courseware development costs.............           --            --     (1,990,494)
Acquisitions of businesses, net of cash acquired.....           --            --     (3,106,294)
Additions to intangible assets.......................           --            --       (330,798)
Proceeds from loans receivable from related
  parties............................................       94,718       286,948             --
Advances under loans receivable from related
  parties............................................           --      (101,444)       (32,072)
                                                       -----------   -----------   ------------
Net cash used in investing activities................      (34,450)     (278,269)    (6,932,195)
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock...............           --    16,437,738         15,381
Proceeds from issuance of Series A convertible
  Preferred Stock....................................    2,732,434       412,800             --
Proceeds from the issuance of Series B redeemable
  convertible Preferred Stock........................           --     3,042,671             --
Proceeds from loans payable to related parties.......      252,836       430,000             --
Proceeds from notes payable..........................           --       300,000      3,700,000
Repayments of loans payable to related parties.......     (480,353)     (585,300)            --
Repayments of notes payable..........................     (208,396)     (286,155)    (3,775,917)
                                                       -----------   -----------   ------------
Net cash provided by (used in) financing
  activities.........................................    2,296,521    19,751,754        (60,536)
Net increase (decrease) in cash and cash
  equivalents........................................       83,579    15,369,852    (12,768,540)
Cash and cash equivalents at the beginning of the
  year...............................................       20,599       104,178     15,474,030
                                                       -----------   -----------   ------------
Cash and cash equivalents at the end of the year.....  $   104,178   $15,474,030   $  2,705,490
                                                       ===========   ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid........................................  $   181,009   $   200,197   $    125,000
                                                       ===========   ===========   ============

    The accompanying notes are an integral part of the financial statements

                              UOL PUBLISHING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     UOL Publishing, Inc. (the "Company") was incorporated in Virginia in 1984 and reincorporated in Delaware in 1985. The Company is a publisher of high quality, interactive and on-demand courseware for the corporate training and education market. Through certain of its subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, and diskette, CD-ROM and printed formats.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

CAPITALIZED SOFTWARE COSTS

     During 1997, the Company capitalized certain software development costs. Capitalization of software costs began upon the establishment of technological feasibility, which management deemed to have occurred upon the completion of a working model of the Company's Virtual Campus ("VCampus") product. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the VCampus, estimated to be five years. It is possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events.

CAPITALIZED COURSEWARE DEVELOPMENT COSTS

     During 1997, the Company capitalized certain courseware development costs. Capitalization of courseware development costs began upon the establishment of technological feasibility, which management deemed to have occurred upon the completion of a working model of the relevant courseware. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized courseware development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the product, typically two to three years. It is

                              UOL PUBLISHING, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CAPITALIZED COURSEWARE DEVELOPMENT COSTS (CONTINUED) possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events.

ACQUIRED ONLINE PUBLISHING RIGHTS

     During 1997, the Company acquired online publishing rights to certain courseware. (Generally, the Company's acquisition of online publishing rights has occurred in connection with non-monetary exchanges; See Note 2, "Non-Monetary Transactions"). At the time of licensing to the Company, this courseware was generally established in CD-ROM, diskette or printed formats. The Company capitalizes the costs associated with acquiring this content and amortizes them based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the product, typically two to three years. Amortization begins when the course becomes available for sale online. It is possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill related to the Company's acquisitions as described in Notes 6 and 7 are being amortized on a straight-line basis over periods ranging from ten to twelve years. Other intangibles, including contracts, content, trademarks, workforce, customer base and others, are being amortized on a straight-line basis over periods ranging from three to twelve years.

IMPAIRMENT OF LONG-LIVED ASSETS

     At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The Company made no adjustments to the carrying values of the assets during the years ended December 31, 1995 and 1996. During 1997, the Company wrote off approximately $250,000 of the workforce asset, which resulted from the Teletutor acquisition (See Note 6).

REVENUE RECOGNITION

     The Company derives its revenues from the following sources -- online tuition revenues, virtual campus software revenues, product sales, development and other revenues, instructor led training revenues, and other service revenues.

     The Company recognizes online tuition revenues, virtual campus software revenues and product sales revenues in accordance with Statement of Position 91-1, "Software Revenue Recognition" ("SOP 91-1"). For online tuition fees, revenue is recognized at the time the student has accessed the selected course and is contractually obligated to pay for the course or the drop/add period (for academic partners) has expired. For online tuition fees purchased in bulk, the Company recognizes the revenues when the courses purchased have been delivered to the customer's VCampus, provided no significant obligations are remaining. The Company recognizes revenues from a VCampus sale at the time a VCampus is delivered to the customer or the reseller. For all VCampus sales, the fee is fixed at the time of contract and there is no right of return. The Company accrues the costs (which are insignificant) associated with the continued support of the VCampus at the time the revenues are recognized. If the costs of the continuing obligations of a VCampus sale are deemed to be

                              UOL PUBLISHING, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
significant, the Company defers a portion of the revenues associated with these future services. Additionally, if extended payment terms have been granted to a reseller, the revenue is deferred and recognized upon receipt of cash. The Company recognizes revenues from product sales upon delivery of the product to the customer, provided no significant obligations remain. The costs of remaining Company obligations (which are insignificant) are accrued when the related revenues are recognized.

     Development and other revenues earned under courseware conversion contracts are recognized using the percentage-of-completion method. For these contracts, revenues are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

     Revenues for instructor led training and other services are recognized as the services are delivered.

     In 1995, three customers individually represented 54%, 14% and 10% of net revenues. In 1996, two customers individually represented 29% and 27% of net revenues. In 1997, no individual customer represented more than 10% of net revenues.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123"). SFAS No. 123 allows companies to account for stock-based compensation either under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees, ("APB No. 25"), but requires pro forma disclosures in the footnotes to the consolidated financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based compensation in accordance with the intrinsic value method of APB No. 25. As such, the adoption of SFAS No. 123 did not impact the Company's consolidated financial condition or results of operations.

CONCENTRATION OF CREDIT RISK

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations.

NON-MONETARY TRANSACTIONS

     During 1997, the Company entered into several transactions with third parties whereby the third party exchanged a non-monetary asset (such as the online publishing rights with respect to certain courseware content) as payment (or partial payment) for the purchase of a VCampus software product as well as courseware development services. When the fair value of the non-monetary asset transferred or the fair value of the asset received in the exchange is determinable within reasonable limits, the Company records the fair value of the asset received as acquired online publishing rights and amortizes the asset over a two to three year period. The Company records revenues associated with the Virtual Campus software when the software is delivered assuming no significant obligations remain, records revenues associated with the courseware development obligations when services have been performed and records revenues associated with the opportunity for future royalties when the related tuition fees are earned.

                              UOL PUBLISHING, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NON-MONETARY TRANSACTIONS (CONTINUED)
     As the Company believes non-monetary transactions to be a cost-effective way for it to acquire valuable course content, the Company expects to continue to expand its VCampus presence by utilizing these exchanges.

ROYALTIES

     The Company has a royalty arrangement with an entity that has provided development funding, which royalties become due and payable by the Company upon the completion and sale of these products.

     Royalties are also due and payable by the Company upon the sale of certain courses to which the Company acquired the online publishing rights and upon the sale of courses which a VCampus customer may have converted to an online format and elected to distribute to all the Company's VCampus customers. Royalties due range from 15% to 70% of the tuition fees related to that course.

     Royalties are classified as a cost of revenues and amounted to approximately $315,000 during the year ended December 31, 1997, the only year in which royalties were incurred.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $132,000, $64,000 and $149,000 for the years ended December 31, 1995, 1996, and 1997.

INCOME TAXES

The Company provides for income taxes in accordance with the liability method.

NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                      YEAR ENDED
                                                   DECEMBER 31, 1997
                                                   -----------------
    Fair value of assets acquired &
      acquired in-process research
      & development................                   $27,232,695
    Less: Cash paid................                     3,393,390
         Notes payable issued......                     2,308,590
         Stock issued..............                    13,184,870
                                                      -----------
         Liabilities assumed.......                   $ 8,345,845
                                                      ===========

                              UOL PUBLISHING, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENT PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net loss as well as certain non-owners items that are reported directly within a separate component of stockholders' equity. The provisions of SFAS No. 130 are effective beginning with 1998 financial statements. These disclosure requirements will not have a material impact on the Company's consolidated financial position or results of operations.

     The Company intends to adopt Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), in fiscal year 1998. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. The adoption of SFAS No. 131 is not expected to materially impact the Company's financial position or results of operations.

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position 97-2 ("SOP 97-2") "Software Revenue Recognition" which is required to be adopted by the Company for all transactions entered into after January 1, 1998. SOP 97-2 provides guidance on recognizing revenue on software transactions. SOP 97-2 will significantly impact the recognition of Virtual Campus software revenues by requiring the Company to defer the revenues and recognize them ratably over the period to which the VCampus license and services relate. Had the Company adopted SOP 97-2 on January 1, 1997, the Company's revenues would have been $7,487,000.

3. PROPERTY AND EQUIPMENT

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over an estimated useful life of three to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Property and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1997
                                                              ---------   ----------
Equipment...................................................  $ 604,485   $2,284,640
Computer software...........................................    127,664      787,588
Leasehold improvements......................................     43,977       64,682
Furniture and fixtures......................................     79,166      388,932
                                                              ---------   ----------
                                                                855,292    3,525,842
Less accumulated depreciation...............................   (232,334)    (716,223)
                                                              ---------   ----------
Total.......................................................  $ 622,958   $2,809,619
                                                              =========   ==========

                              UOL PUBLISHING, INC.

4. CAPITALIZED SOFTWARE AND COURSEWARE DEVELOPMENT COSTS

     Capitalized software and courseware development costs consisted of the following as of December 31, 1997:

Capitalized software costs..................................  $1,617,584
Capitalized courseware development costs....................     865,768
                                                              ----------
                                                               2,483,352
Less accumulated amortization...............................    (129,193)
                                                              ----------
Total.......................................................  $2,354,159
                                                              ==========

5. ACQUIRED ONLINE PUBLISHING RIGHTS

     Acquired online rights consisted of the following as of December 31, 1997:

Acquired online publishing rights...........................  $855,000
Less accumulated amortization...............................   (10,000)
                                                              --------
Total.......................................................  $845,000
                                                              ========

     Approximately $795,000 of the acquired online publishing rights were acquired through non-monetary transactions (See Note 2).

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets were comprised of:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996        1997
                                                              --------   -----------
Goodwill....................................................  $505,336   $ 9,057,863
Contracts...................................................   200,000       200,000
Developed content...........................................        --     1,529,574
Work force..................................................        --       500,000
Trademarks and names........................................        --     1,056,875
Customer base...............................................        --       456,875
Other.......................................................        --       100,000
                                                              --------   -----------
                                                               705,336    12,901,187
Less accumulated amortization...............................   (48,833)     (536,633)
                                                              --------   -----------
                                                              $656,503   $12,364,554
                                                              ========   ===========

     In December 1997, the Company wrote off approximately $250,000 of the employee workforce asset which resulted from the Teletutor acquisition. The Company's management, in accordance with its impairment policy for long-lived assets, determined that the employee workforce asset had been impaired as of December 31, 1997 due to planned workforce reductions. As a result, the Company wrote off the carrying amount of the asset. This amount is included in reorganization and non-recurring expenses in the statements of operation.

                              UOL PUBLISHING, INC.

7. ACQUISITIONS

The following transactions were accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values.

COGNITIVE TRAINING ASSOCIATES, INC.

     On August 1, 1996, the Company acquired by merger substantially all of the assets and liabilities (with the exception of the building, vehicle, certain equipment, and certain notes payable) of Cognitive Training Associates, Inc., a Texas corporation ("CTA"), for 42,487 shares of the Company's Common Stock. In conjunction with the acquisition, the Company recorded goodwill in the amount of $505,336, which was subsequently adjusted to $579,312, and other intangible assets (contracts and underlying modules) in the amount of $200,000.

     The Company also issued fully vested options to purchase 5,096 shares of the Company's Common Stock, at an exercise price of $0.12 per share, to four employees of CTA. Additionally, the Company granted an option to purchase 16,995 shares of the Company's Common Stock, at an exercise price of $21.18 per share, to the former stockholder of CTA in conjunction with a two-year employment agreement (see Note 10). Management subsequently repriced the option to $12.75 per share. Management believes that this new grant price approximated the fair market value on the date of repricing. The option will vest over a two-year period. Additionally, pursuant to the employment agreement, the former stockholder of CTA was paid $150,000 by the Company upon successful integration of CTA into the Company. The Company expensed this $150,000 during 1996. The Company also agreed to lease the building owned by the former stockholder of CTA for $5,000 per month or $60,000 annually (see Note 10).

IVY SOFTWARE, INC.

In March 1997, the Company acquired Ivy Software, Inc. ("Ivy"), a Virginia corporation, that develops and distributes business and accounting software for the academic education market for $314,000 in cash and potential future payments not to exceed approximately $862,000, which are based upon integration of operations, conversion of software and operating results. In connection with this transaction, the President and sole shareholder of Ivy entered into a three-year consulting agreement with the Company. The operating results of Ivy are included in the Company's financial statements since the effective date of the acquisition. In conjunction with the acquisition, the Company recorded goodwill in the amount of $300,000, which was subsequently adjusted to $462,822 upon a scheduled payment to the former shareholder of Ivy.

COOPER & ASSOCIATES, INC. (D/B/A. TELETUTOR)

     In April 1997, the Company acquired Cooper & Associates, Inc., d/b/a Teletutor ("Teletutor"), an Illinois corporation that develops, distributes and supports computer-based training courses for the data and telecommunications industry. The terms of the transaction included a $3,000,000 cash payment at closing and $2,000,000 (which includes principal payments and interest) to be paid in cash ratably ($666,667) on the first, second and third anniversary dates of the acquisition. The operating results of Teletutor are included in the Company's financial statements since the effective date of the acquisition. In conjunction with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets as follows:
(i) $829,575 to developed content, $273,858 to work force, $456,875 to trademarks and names, $456,875 to customer base and contracts and $5,138 to goodwill and (ii) $2,700,000 to acquired in-process research, development and content.

                              UOL PUBLISHING, INC.

7. ACQUISITIONS (CONTINUED)
HTR, INC.

     In October 1997, the Company acquired HTR, Inc. ("HTR"), a Delaware corporation primarily engaged in the business of providing technical training, publishing and consulting services for the information technology industry. UOL acquired HTR for common stock, warrants and options totaling 620,000 shares in exchange for all of the outstanding equity securities of HTR. In addition, UOL will pay the former HTR stockholders $600,000 in a combination of cash and short-term notes and has assumed approximately $3,500,000 of HTR debt, including approximately $3,000,000 payable to Sirrom Capital Corporation. The executive officers of HTR will receive bonuses granted in conjunction with the signing of three-year employment agreements. In addition, UOL will create a stock option pool of 180,000 shares of Common Stock and an incentive bonus pool with a potential payout of up to approximately $3,300,000 for three years, contingent upon the financial performance of HTR. The operating results of HTR are included in the Company's financial statements since the effective date of the acquisition. In conjunction with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets as follows (i) $8,010,590 to goodwill, $700,000 to developed content, $500,000 to work force, $600,000 to trademarks and names, and (ii) $8,400,000 to acquired in-process research, development and content.

UNAUDITED PRO FORMA SELECTED INFORMATION

     The selected pro forma information for the year ended December 31, 1996 includes the operating results of CTA, HTR, Teletutor and Ivy as if the Company completed these acquisitions on January 1, 1996. The selected pro forma information for the year ended December 31, 1997 includes the operating results of HTR, Teletutor and Ivy as if the Company completed these acquisitions on January 1, 1997. The pro forma information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
     Pro forma net revenues.................................  $ 18,526,000   $ 19,186,000
                                                              ============   ============
     Pro forma net loss.....................................  $(17,293,000)  $(21,719,000)
     Pro forma accrued dividends to preferred
       stockholders.........................................      (330,706)            --
                                                              ------------   ------------
     Pro forma net loss available to common stockholders....  $(17,623,706)  $(21,719,000)
                                                              ============   ============
     Pro forma net loss per share to common stockholders....  $     (10.96)  $      (5.74)
                                                              ============   ============
     Pro forma weighted average shares outstanding..........     1,608,682      3,785,210
                                                              ============   ============

8. LOANS PAYABLE TO (RECEIVABLE FROM) RELATED PARTIES

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

                              UOL PUBLISHING, INC.

8. LOANS PAYABLE TO (RECEIVABLE FROM) RELATED PARTIES (CONTINUED)
     Additionally, in March 1996, the Company issued a convertible promissory note for $300,000 to an entity controlled by a stockholder. The note bore interest at 10.5% per annum. In connection with an agreement executed by the Company and the stockholder in September 1996, the stockholder exercised warrants to purchase 67,980 shares of Common Stock, resulting in proceeds to the Company of approximately $600,000 and the Company repaid the balance of the $300,000 convertible note payable plus accrued interest of $23,560 to the entity controlled by the stockholder. Additionally, the Company issued to the stockholder warrants to purchase 15,687 shares of Common Stock at an exercise price equal to the initial public offering ("IPO") price of $13.00 per share.

     In May 1996, the Company issued a convertible subordinated unsecured promissory note for $130,000 to an officer of the Company. The note bore interest at a rate of 10% per annum. In addition, the officer was issued warrants to purchase 6,904 shares of the Company's Common Stock at an exercise price of $18.83 per share. These warrants are exercisable for eight years. The Company believes that any value associated with the warrants is immaterial. The note payable was convertible to shares of Common Stock at a rate of $18.83 per share, and the conversion price and the warrant exercise price are subject to adjustment for certain events, such as stock splits, dividends on Common Stock or sale of the Company's Common Stock or Preferred Stock at a price less than the conversion price. Accordingly, the conversion and warrant exercise prices were subsequently adjusted to $9.12 due to the anti-dilution provisions pursuant to the agreement.

     In December 1996, the officer converted his outstanding note payable balance plus accrued interest of $136,696 to 14,988 shares of Common Stock. In addition, the number of shares of Common Stock underlying such officer's warrant, was increased by 7,349 shares and the exercise price thereof reduced to $9.12 per share, pursuant to certain anti-dilution rights previously granted.

     Loans receivable from the Company's officers and employees amounted to $100,000 and $125,000 as of December 31, 1996 and 1997, respectively. The loans are due during 1998. The Company accrues interest on the loans receivable at a rate of prime less 1%. Interest income related to loans receivable amounted to $14,347, $10,152, and $8,516 during the years ended December 31, 1995, 1996 and
1997, respectively.

9. NOTES PAYABLE

     At December 31, 1995, the Company owed $293,366 in a non-interest bearing note payable. The note was discounted at a rate of 12% per annum. As of December 31, 1995, accrued interest on notes payable totaled $106,217. During 1996, the Company repaid $299,583 as settlement of the note and accrued interest. The remaining $100,000 was forgiven pursuant to a settlement agreement executed by the Company and the other party. The Company included the gain of $100,000 as other income in the statements of operations.

     In June 1996, the Company borrowed $300,000 from an investor in exchange for a convertible promissory note. The note bore interest at a rate of 10% per annum, and any unpaid principal and interest is convertible into shares of the Company's Series B redeemable convertible Preferred Stock at a conversion rate of $18.83 per share, subject to adjustments for certain events, such as the sale of the Company's Common or Preferred Stock at a price less than the conversion price. In July 1996, principal and accrued interest were converted into shares of Series B redeemable convertible Preferred Stock (see Note 13).

     In connection with the Teletutor acquisition (see Note 7), the Company entered into a promissory note with the stockholders of Teletutor whereby the Company agreed to pay $2,000,000 due in three annual installments of $666,667 beginning on May 1, 1998. This note is non-interest bearing. The Company has discounted this note at 5.5%. At December 31, 1997, the Company accrued $66,130 of interest expense related to this note.

                              UOL PUBLISHING, INC.

9. NOTES PAYABLE (CONTINUED)
     During 1996, Teletutor entered into a secured lending arrangement, which expires in May 1998, with its bank in the aggregate principal amount of $150,000. Amounts borrowed under this arrangement bear interest at the bank's prime rate plus 2% and are collateralized by all business assets of Teletutor. This line-of-credit facility requires monthly interest payments. As of December 31, 1997, there were no borrowings against this arrangement.

     In connection with the HTR acquisition, the Company assumed approximately $3,633,000 of notes payable and accrued interest. In December 1997, the Company repaid the principal and accrued interest on the notes payable, for total payments amounting to $3,409,325.

     Also in connection with the HTR acquisition, the Company issued notes payable to former stockholders of HTR totaling $509,968 and bearing simple interest at an annual rate of 6%. The principal amount is due in two annual installments payable on October 31, 1998 and October 31, 1999.

     The Company and its bank lender had entered into a secured lending arrangement in the aggregate principal amount of $100,000. In December, the Company and the bank canceled this lending arrangement.

     In December 1997, the Company and the bank entered into a secured lending facility agreement, which provided for a line of credit in the amount of $3,000,000 bearing interest at the LIBOR market Index rate plus 275 basis points. Interest is payable monthly and principal is payable on April 30, 1999. The Company may borrow the lesser of (i) $3,000,000 or (ii) a percentage of its accounts receivable in accordance with an agreed upon schedule (borrowing base of $3,000,000 at December 31, 1997.) As of December 31, 1997, the Company had borrowed $500,000 of this line of credit balance and had an unused borrowing capacity of $2,500,000.

     In December 1997, the Company and its bank also entered into a secured lending facility agreement which provided for a term loan in the amount of $3,000,000 bearing interest at the LIBOR Market Index Rate plus 350 basis points. Interest is payable monthly and principal is payable on April 1, 1999. As of December 31, 1997, the Company had borrowed the full amount on this facility, which proceeds the Company used to repay certain of the notes payable assumed in the HTR acquisition.

     As of December 31, 1997, the Company was in violation of certain covenants related to this line of credit facility.

     Effective March 27, 1998, the Company and its bank lender negotiated and agreed upon revised covenants under the line of credit facility adjusting the terms to more appropriate expectations of the Company's financial performance. These new agreed upon covenants are subject to the Company's ability to raise at least $5,300,000 of cash equity capital no later than April 15, 1998 of which $5,200,000 was received by March 30, 1998. Pursuant to such revised covenants, the Company is limited to the current draw of the lesser of $1,500,000 or a percentage of its accounts receivable in accordance with an agreed upon schedule (borrowing base of $1,500,000 at March 27, 1998). All amounts currently due above the $1,500,000 maximum borrowing capacity will be due by April 15, 1998, which would require the Company to repay $500,000 based on current borrowings as of March 27, 1998. The interest rate on the line of credit will be increased to LIBOR plus 375 basis points. Additionally, the repayment terms on the term loan shall be as follows: $500,000 due on May 15, 1998, $1,000,000 due on July 15, 1998, and $1,500,000 due on November 15, 1998. Certain events, which result in proceeds to the Company, may accelerate the amounts paid to the Company for the term loan. The interest rate on the term loan has been increased to LIBOR plus 375 basis points. As a result of revised terms, all bank debt has been reclassified to current. The Company has also committed on a best efforts basis to raise additional $2,700,000 in cash equity. The Chairman and President have provided their personal guarantees until such time as the $3,000,000 term loan has been paid and the Company has raised additional cash equity of at least $2,700,000.

                              UOL PUBLISHING, INC.

9. NOTES PAYABLE (CONTINUED)
     Both of these last two facilities are collateralized by a senior security interest in all corporate assets, including cash, accounts receivable, and fixed assets.

     Notes payable at December 31, 1997 consisted of the following:

Note payable to a bank......................................  $3,000,000
Notes payable to former stockholders of Teletutor...........   1,864,752
Notes payable to former stockholders of HTR.................     509,968
Line of credit to a bank....................................     500,000
Other.......................................................     208,351
                                                              ----------
                                                               6,083,071
                                                              ----------
Current portion of notes payable............................   4,551,950
                                                              ----------
Notes payable, less current portion.........................  $1,531,121
                                                              ==========

     Annual maturities of notes payable at December 31, 1997 are as follows:

  1998....................  $4,551,950
  1999....................     853,953
  2000....................     677,168
                            ----------
                            $6,083,071
                            ==========

10. COMMITMENTS

NETWORK SERVICES AGREEMENT

     During 1993, the Company entered into a three-year agreement with CompuServe, Inc. ("CompuServe") whereby CompuServe was to provide network services to the Company. The Company ceased making payments under the agreement in 1993 due to dissatisfaction with the services provided by CompuServe.

     As a result, CompuServe asserted that the Company was liable for unpaid fees and lost profits totaling $300,000 due to breach of contract. In October 1994, the Company reached a conditional settlement with CompuServe whereby the Company was required to purchase approximately $98,000 of advertising services from CompuServe. During 1996, the Company fully satisfied its commitment to purchase such advertising services from CompuServe. In 1996, the Company recognized a gain of $119,274 relating to the settlement of amounts owed by the Company to CompuServe, which was for less than the amount the Company had accrued; the gain is included in other income in the statements of operations.

LEASES

     The Company leases office space under noncancellable operating lease agreements. The leases have various renewal options. Future minimum lease payments may be periodically adjusted based on changes in the lessors' operating charges. Additionally, the Company leases various office equipment under non-cancelable operating leases. Rent expense for the years ended December 31, 1995, 1996 and 1997 was $98,761, $137,519, $437,756, respectively.

                              UOL PUBLISHING, INC.

10. COMMITMENTS -- (CONTINUED)
LEASES -- (CONTINUED)
     As of December 31, 1997, payments due under noncancellable operating leases were as follows:

  1998....................  $  735,546
  1999....................     497,446
  2000....................     372,430
  2001....................     104,900
                            ----------
                            $1,710,322
                            ==========

EMPLOYMENT AGREEMENTS

     During 1996 and 1997, the Company executed employment agreements with certain key executives under which the Company is required to pay the following base salaries annually over the next three years:

  1998....................  $  988,750
  1999....................     480,000
  2000....................     334,000
                            ----------
                            $1,802,750
                            ==========

     In addition, the Company is required to pay certain performance incentives limited to 50% of such base salaries.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
Accounts payable and accrued expenses.......................  $  931,771   $5,435,498
Accrued payroll and payroll taxes...........................     230,000      602,323
Accrued vacation............................................      97,395      360,667
                                                              ----------   ----------
                                                              $1,259,166   $6,398,488
                                                              ==========   ==========

     The Company accrued interest on the accrued payroll in arrears to the Chief Executive Officer and three other officers of the Company at a rate of 5% per annum. Interest expense related to the accrued payroll in arrears amounted to $29,180, $36,182, and $0 during the years ended December 31, 1995, 1996 and 1997, respectively.

12. STOCKHOLDERS' EQUITY

EQUITY TRANSACTIONS

     During 1995, the Company issued 379,535 shares of Series A convertible Preferred Stock for net proceeds of approximately $2,732,000 at a price of $8.83 per share.

     During 1996, the Company issued 5,097 shares of Common Stock as payment for certain accounts payable amounting to $42,000. The shares were issued at a price per share of $8.83. The non-cash portion of this transaction has been excluded from the statements of cash flows. In addition, the Company issued

                              UOL PUBLISHING, INC.

12. STOCKHOLDERS' EQUITY (CONTINUED)
EQUITY TRANSACTIONS (CONTINUED)
42,487 shares of Common Stock in connection with the purchase of CTA which the Company valued at the estimated fair market value of the Company's Common Stock on the acquisition date (See Note 7).

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

     On July 19, 1996, the Company issued 185,877 shares of Series B redeemable convertible Preferred Stock for total proceeds of $3,500,000, including conversion of a $300,000 convertible promissory note (see Note 8).

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

     On December 2, 1996, the Company sold 1,430,000 shares of Common Stock in its IPO for net proceeds of approximately $15,800,000. Simultaneously with the IPO, the Company converted all outstanding shares of Series B redeemable convertible Preferred Stock into shares of Common Stock on a 1-for-2.06 basis. The Company also declared accrued dividends in arrears of 4,852 shares of Series B redeemable convertible Preferred Stock to holders of Series B redeemable convertible Preferred Stock, which were then converted to Common Stock on a 1-for-2.06 basis. The Company also converted all outstanding shares of Series A convertible Preferred Stock into shares of Common Stock on a one-for-one basis, and the Company declared accrued dividends in arrears of 45,628 shares of Series A convertible Preferred Stock to holders of Series A convertible Preferred Stock, which were then converted to Common Stock on the same basis as the Series A conversion. The conversion of Preferred Stock to Common Stock is a non-cash transaction and accordingly, has been excluded from the statements of cash flows. Also, one of the Company's stockholders exercised warrants to purchase 67,980 shares of Common Stock and the Company subsequently repaid the $300,000 convertible note payable balance with the proceeds therefrom. Also, an officer of the Company converted his $130,000 note payable into 14,988 shares of Common Stock.

     On October 31, 1997, the Company issued 585,940 shares of Common Stock in connection with the purchase of HTR (See Note 7). In addition, the Company issued 34,020 of options and warrants in connection with the HTR acquisition which options and warrants were valued at fair value using the Black-Scholes pricing model ($591,118) and were accounted for as purchase price.

     As of December 31, 1995, 1996 and 1997, the Company owed dividends in arrears of 13,083, 0 and 0 shares of Preferred Stock, respectively, which represented a total value of $174,889, $330,706, and $0 accrued during the years ended December 31, 1995, 1996 and 1997, respectively.

STOCK OPTION PLANS

     The Company has adopted a stock option plan (the "Original Plan") which permits the Company to grant up to 288,916 options to employees, board members and others who contribute materially to the success of the Company. In November 1996, the Company's Board of Directors decided not to grant any further options under the Original Plan.

     During 1996, the Company's Board of Directors approved a new stock option plan (the "1996 Plan"), which provided for the grant of 135,960 options which was subsequently increased to 524,893 options. During

                              UOL PUBLISHING, INC.

12. STOCKHOLDERS' EQUITY (CONTINUED)
STOCK OPTION PLANS (CONTINUED)
1997, the Company's Board of Directors approved an additional increase of 1,000,000 options. These options are conditional upon the approval of stockholders which management believes will occur at the annual stockholder meeting in 1998. Stock options under the Original Plan and 1996 Plan are generally granted at prices which the Company's Board of Directors believes approximates the fair market value of its Common Stock at the date of grant. Individual grants generally become exercisable ratably over a period of four to five years from the date of grant. The contractual term of the options range from three to ten years from the date of grant.

     The Company recorded a charge of $125,800 of expense related to variable options whose exercise prices became fixed during 1995. During 1996, the Company's Board of Directors extended the exercise period of 88,032 fully vested options to August 31, 1999. This extension of exercise period created a new measurement date for these options. As such, the Company recognized compensation expense of $877,782 during 1996 for the difference between the deemed fair value of the Company's Common Stock on the new measurement date and the grant price of such options. Additionally, the Company recognized an expense of $144,270 during 1996 for options whose grant price at the grant date was below fair market value. During 1997, the Company has granted certain options, whose grant is contingent on stockholder approval. Since these options are considered variable, the Company measured the difference between the grant price and fair market value of the Company's Common Stock at December 31, 1997 and accordingly recorded compensation expense of $75,000.

     Common stock option activity was as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------
                                                       1995                 1996                  1997
                                                ------------------   ------------------   --------------------
                                                          WEIGHTED             WEIGHTED               WEIGHTED
                                                          AVERAGE              AVERAGE                AVERAGE
                                                          EXERCISE             EXERCISE               EXERCISE
                                                SHARES     PRICE     SHARES     PRICE      SHARES      PRICE
                                                -------   --------   -------   --------   ---------   --------
Outstanding at the beginning of the year......   93,640    $2.80     100,438    $ 2.71      595,233    $10.23
  Granted.....................................   13,596     1.47     515,189     11.50      766,460     12.64
  Exercised...................................       --       --          --        --      (12,604)     1.29
  Canceled or expired.........................   (6,798)    1.47     (20,394)     5.30     (112,608)    11.61
                                                -------    -----     -------    ------    ---------    ------
Outstanding at the end of the year............  100,438    $2.71     595,233    $10.23    1,236,481     11.69
                                                =======    =====     =======    ======    =========    ======
Options exercisable at year-end...............   76,306    $3.11     185,408    $ 7.05      303,638    $ 8.76
                                                =======    =====     =======    ======    =========    ======

     As of December 31, 1997, there were no options available for future grants.

                              UOL PUBLISHING, INC.

12. STOCKHOLDERS' EQUITY (CONTINUED)
STOCK OPTION PLANS (CONTINUED)
     The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                                                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                 ----------------------------------------   --------------------------
                                                     NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                                                 OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
                   RANGE OF                       DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
                EXERCISE PRICES                       1997           LIFE         PRICE          1997          PRICE
                ---------------                  --------------   -----------   ---------   --------------   ---------
Less than $1.00................................       26,850          1.8        $ 0.83         26,850        $ 0.83
$ 1.01 - $ 3.00................................       39,252          7.2          1.82         34,720          1.86
$ 3.01 - $ 6.00................................       18,694          1.7          4.77         18,694          4.77
$ 6.01 - $ 9.00................................      144,280          2.9          8.83         95,332          8.83
$ 9.01 - $12.00................................      264,500          9.4         11.25             --            --
$12.01 - $15.00................................      653,005          9.2         12.97        128,042         12.82
$15.01 - $18.00................................       89,900          9.7         17.26             --            --
                                                   ---------          ---        ------        -------        ------
                                                   1,236,481          8.2        $11.69        303,638        $ 8.76
                                                   =========                     ======        =======        ======

     Had compensation expense related to the stock option plans been determined based on the fair value at the grant date for options granted during the years ended December 31, 1995, 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                                                       YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1995          1996           1997
                                               -----------   -----------   ------------
Net loss -- pro-forma........................  $(2,058,843)  $(4,617,938)  $(17,885,671)
                                               -----------   -----------   ------------
Net loss per share -- pro-forma..............  $     (2.07)  $     (3.86)  $      (5.44)
                                               ===========   ===========   ============

     The effect of applying SFAS No. 123 on the years ended December 31, 1995, 1996, and 1997 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

     The fair value of each option grant is estimated on the date of grant using the Minimum Value option-pricing fair value model with the following weighted-average assumptions used for grants in 1995: dividend yield of 0%; risk-free interest rate of 5.875%; and expected life of the option term of 3 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 6.125%; and expected life of the option term of 3.5 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 69%; risk-free interest rate of 6.5%; and expected life of the option term of 7 years. The weighted average fair value of the options granted in 1995 with a stock price greater than the exercise price is $5.37. The weighted average fair values of the options granted in 1996 with a stock price equal to the exercise price and with a stock price greater than the exercise price are $4.65 and $12.42, respectively. The weighted average fair values of the options granted in 1997 with a stock price equal to the exercise price and with a stock price greater than the exercise price, with a stock price less than the exercise price are $9.85, $10.81 and $11.57, respectively.

                              UOL PUBLISHING, INC.

12. STOCKHOLDERS' EQUITY (CONTINUED)
WARRANTS

     The Company has also granted warrants to purchase Common Stock to various investors, employees and outside vendors. Warrant activity was as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1995      1996      1997
                                                           -------   -------   -------
Outstanding at the beginning of the year.................  380,688   500,484   476,367
  Granted................................................  119,796    43,863    60,199
  Exercised..............................................       --   (67,980)   (1,198)
  Canceled or expired....................................       --        --        --
                                                           -------   -------   -------
Outstanding at the end of the year.......................  500,484   476,367   535,368
                                                           =======   =======   =======

     Exercise prices on the outstanding warrants range from $2.60 to $21.18 per share.

     Of the total warrants outstanding at December 31, 1997, 355,586 Common Stock warrants were issued in connection with equity transactions and a research and development agreement and 179,782 Common Stock warrants were issued in connection with convertible related party debt and short-term debt. These warrants were granted at prices which the Board of Directors of the Company believes approximates fair value at the time of grant, and as such the Company believes that any value allocable to the warrant is immaterial to the financial statements. There are certain anti-dilution rights associated with these warrants, which are effective upon the occurrence of certain events. In 1997, the Company issued 21,960 warrants in connection with the HTR acquisition exercisable at prices ranging from $1.73 to $20.50. The warrants expire between December 31, 1998 and October 28, 2001. The Company recorded the fair value associated with these warrants of $365,085 as part of the purchase price for HTR. In 1997, the Company also issued warrants to purchase 38,239 shares of Common Stock to InternetU in connection with a research and development agreement (See Note 13).

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

RESERVE FOR ISSUANCE

     As of December 31, 1997, the Company had reserved 2,196,843 shares of Common Stock issuable upon the exercise of outstanding options and warrants.

13. RESEARCH AND DEVELOPMENT AGREEMENT

     On April 15, 1996, the Company entered into an agreement with Autodesk, Inc. ("Autodesk") to develop and maintain a campus-like graphical user interface located on the Internet. The Company will be entitled to certain revenues generated by the project and will pay 20% in royalties to Autodesk for the use of certain trademark rights. Additionally, the Company will pay royalties to the authors of the projects. During September, 1996 and as later amended, the Company contracted with InternetU, Inc., ("InternetU"), a stockholder, to provide the funding for the project. In exchange for $1,550,000, to be provided in installments through September 30, 1997, corresponding to the achievement of certain milestones, the Company agreed to grant InternetU Common Stock warrants to purchase 73,172 shares of Common Stock at an exercise price of $13.00 per share. In addition, InternetU will receive royalties on certain future revenues generated by the project. The Company determined that the fair value of the warrants was approximately $150,000 and will

                              UOL PUBLISHING, INC.

13. RESEARCH AND DEVELOPMENT AGREEMENT (CONTINUED)
RESERVE FOR ISSUANCE (CONTINUED)
recognize this amount as research and development expense. This agreement is cancelable and should either party to the agreement fail to perform, no additional cash or warrants are required to be paid or issued, or revenues shared. In January 1997, the Company received payment of the first installment pursuant to the agreement and accordingly, the Company recognized $250,000 as revenue during 1996 since the payment was due during 1996 and the related work to achieve the milestone was performed during 1996. Accordingly, the Company recorded $24,180 as expense for the warrants to be issued to InternetU. In 1997, the Company recognized an additional $560,000 of revenue related to the work performed to achieve the milestones set as of March 31, 1997 and June 30, 1997. The Company recognized $54,350 as expense for the warrants issued to InternetU pursuant to the terms of the agreement.

14. RETIREMENT PLAN

     Teletutor had a 401(K) Retirement Savings Plan covering all employees who meet defined eligibility requirements. Employee contributions to the Teletutor's plan are made at predetermined rates elected by the employees. Additionally, the employer may elect to match a portion of the employee contributions and may also make a discretionary contribution to the plan. The Company did not make discretionary contributions in 1997.

     HTR, Inc. maintains a tax deferred savings and retirement plan to provide retirement benefits for all eligible employees. HTR's plan, which covers all employees who have completed three months of service, stipulates that employees may elect an amount between 1% and 15% of their total compensation to contribute to the plan. Employee contributions are subject to Internal Revenue Service limitations. All employees who have completed 1,000 hours of service during the plan year are eligible to share in discretionary Company contributions. Employees vest in employer contributions over four years. During the year ended December 31, 1997, no contributions were made by the Company.

     During 1997, UOL Publishing, Inc. adopted a 401(K) Defined Contribution Prototype Plan for all eligible employees. Effective July 1, 1997, all UOL employees may elect an amount between 1% and 15% of their total compensation to contribute to the plan. Employees who have completed 1,000 hours of service during the plan year are eligible to share in discretionary Company contributions. Additionally, the employer will match a portion of the employee contributions. The Company elected a graduated vesting schedule in which contributions fully vest over a period of four years. As of December 31, 1997, the Company has not made any contributions.

                              UOL PUBLISHING, INC.

15. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's net deferred tax assets were as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1996           1997
                                                            -----------   ------------
Net operating loss carryforwards..........................  $ 3,266,000   $ 10,411,000
Accrued payroll...........................................           --        358,000
Other.....................................................      214,000         28,000
                                                            -----------   ------------
Total deferred tax assets.................................    3,480,000     10,797,000
Valuation allowance.......................................   (3,480,000)   (10,797,000)
                                                            -----------   ------------
Net deferred tax assets...................................  $        --   $         --
                                                            ===========   ============

     As of December 31, 1996 and 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,165,000 and $25,757,000, respectively, which will expire at various dates through 2012. The Company may have had changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.

16. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                               YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1995          1996           1997
                                                       -----------   -----------   ------------
Numerator:
  Net loss...........................................  $(2,239,641)  $(4,640,703)  $(16,144,763)
  Accrued dividends to preferred stockholders........     (174,889)     (330,706)            --
                                                       -----------   -----------   ------------
  Net loss available to common stockholders..........  $(2,414,530)  $(4,971,409)  $(16,144,763)
                                                       ===========   ===========   ============
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares................      771,171       997,958      3,286,281
                                                       ===========   ===========   ============
  Denominator for diluted earnings per
     share -- adjusted weighted-average shares.......      771,171       997,958      3,286,281
                                                       ===========   ===========   ============
Basic net loss per share.............................  $     (3.13)  $     (4.98)  $      (4.91)
                                                       ===========   ===========   ============
Diluted net loss per share...........................  $     (3.13)  $     (4.98)  $      (4.91)
                                                       ===========   ===========   ============

17. MANAGEMENT'S PLANS

     The Company recognizes that they must generate additional capital in order to continue operations and meet business development initiatives. The Company has issued a private placement offering to raise approximately $6-8 million of proceeds, of which $5.2 million has been received as of March 30, 1998. Should the Company be unable to generate sufficient cash from operations or raise sufficient funds from a private or public offering of its equity securities, the Company's ability to fund operations and satisfy debt payments through fiscal 1998 will be dependent on the Company's implementation of a plan to significantly reduce operating expenses (such as marketing, development costs and costs of personnel and related benefits).

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
HTR, INC.

     We have audited the accompanying balance sheets of HTR, Inc. as of June 30, 1996 and 1997, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HTR, Inc. at June 30, 1996 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

Vienna, Virginia
November 4, 1997

                                   HTR, INC.

                                 BALANCE SHEETS

                                                                       JUNE 30,
                                                              --------------------------
                                                                 1996           1997
                                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   169,660    $   870,849
  Accounts receivable, less allowance of $150,000 at June
     30, 1996 and 1997, respectively........................    1,904,105        881,075
  Inventories, less allowance of $46,891 and $106,929 at
     June 30, 1996 and 1997, respectively...................      218,560        180,702
  Prepaid expenses and other current assets.................        8,773        118,270
                                                              -----------    -----------
Total current assets........................................    2,301,098      2,050,896
Property and equipment, net.................................      905,249        875,114
Other assets................................................      102,173         69,293
Debt issuance costs, net of accumulated amortization of
  $38,873 at June 30, 1997..................................           --        252,672
                                                              -----------    -----------
          Total assets......................................  $ 3,308,520    $ 3,247,975
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 1,348,564    $ 1,110,531
  Accrued compensation and benefits.........................      595,913        419,403
  Line of credit............................................           --        455,973
  Current portion of long-term debt.........................      428,361         48,868
  Current portion of capital lease obligations..............      237,204        198,857
  Deferred revenues.........................................      509,451        333,033
  Deferred rent.............................................      128,967         80,225
                                                              -----------    -----------
          Total current liabilities.........................    3,248,460      2,646,890
Long-term debt, less current portion........................           --      2,610,000
Capital lease obligations, less current portion.............      211,404         20,590
Commitments.................................................           --             --
Series A redeemable convertible Preferred Stock; $0.001 par
  value; 1,900,000 shares authorized; 1,724,953 shares
  issued and outstanding; liquidation preference of
  $1,144,927 at June 30, 1997...............................    1,080,120      1,144,927
Stockholders' deficit:
  Common Stock, $0.001 par value; 20,000,000 shares
     authorized; 10,819,801 and 11,469,801 shares issued and
     outstanding at June 30, 1996 and 1997, respectively....       10,820         11,470
  Additional paid-in capital................................      203,043      1,372,301
  Receivable from sale of Common Stock......................           --         (5,000)
  Unearned compensatory stock options.......................      (68,898)      (226,967)
  Accumulated deficit.......................................   (1,376,429)    (4,326,236)
                                                              -----------    -----------
          Total stockholders' deficit.......................   (1,231,464)    (3,174,432)
                                                              -----------    -----------
          Total liabilities and stockholders' deficit.......  $ 3,308,520    $ 3,247,975
                                                              ===========    ===========

                            See accompanying notes.

                                   HTR, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEARS ENDED JUNE 30,
                                                              -------------------------
                                                                 1996          1997
                                                              -----------   -----------
Revenues:
  Instructor-led training revenues..........................  $11,794,441   $10,299,442
  Onsite training revenues..................................    1,848,826     1,763,228
                                                              -----------   -----------
Net revenues................................................   13,643,267    12,062,670

Cost of revenues:
  Cost of training revenues.................................    7,856,088     8,690,120
  Cost of consulting revenues...............................      783,953       621,818
                                                              -----------   -----------
Total cost of revenues......................................    8,640,041     9,311,938

Costs and expenses:
  General and administrative................................    1,784,674     2,644,350
  Sales and marketing.......................................    1,945,765     1,856,490
  Product development.......................................      141,517       498,209
  Depreciation and amortization.............................      147,492       146,578
                                                              -----------   -----------
Total costs and expenses....................................    4,019,448     5,145,627
Income (loss) from operations...............................      983,778    (2,394,895)
Other income (expense):
  Interest income...........................................        1,602        61,999
  Interest expense..........................................     (129,228)     (552,104)
                                                              -----------   -----------
Net income (loss)...........................................  $   856,152   $(2,885,000)
                                                              ===========   ===========

                            See accompanying notes.

                                   HTR, INC.

                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                        RECEIVABLE       UNEARNED
                                       COMMON STOCK       ADDITIONAL   FROM SALE OF    COMPENSATORY                     TOTAL
                                   --------------------    PAID-IN        COMMON          STOCK       ACCUMULATED   STOCKHOLDERS'
                                     SHARES     AMOUNTS    CAPITAL         STOCK         OPTIONS        DEFICIT        DEFICIT
                                   ----------   -------   ----------   -------------   ------------   -----------   -------------
Balance at June 30, 1995.........  10,784,051   $10,784   $  120,110     $(15,000)      $ (41,423)    $(2,232,581)   $(2,158,110)
  Issuance of common stock
    pursuant to exercise of stock
    options......................      35,750       36         3,539           --              --              --          3,575
  Issuance of compensatory stock
    options......................          --       --        79,394           --         (79,394)             --             --
  Amortization of unearned
    compensatory stock options...          --       --            --           --          51,919              --         51,919
  Payment of receivable from sale
    of common stock..............          --       --            --       15,000              --              --         15,000
  Net income.....................          --       --            --           --              --         856,152        856,152
                                   ----------   -------   ----------     --------       ---------     -----------    -----------
Balance at June 30, 1996.........  10,819,801   10,820       203,043           --         (68,898)     (1,376,429)    (1,231,464)
  Issuance of common stock
    pursuant to exercise of stock
    options......................     650,000      650        44,350           --              --              --         45,000
  Loan to stockholder to purchase
    common stock.................          --       --            --       (5,000)             --              --         (5,000)
  Issuance of compensatory stock
    options......................          --       --       674,908           --        (674,908)             --             --
  Amortization of unearned
    compensatory stock options...          --       --            --           --         516,839              --        516,839
  Issuance of common stock
    warrants in conjunction with
    note payable.................          --       --       450,000           --              --              --        450,000
  Declaration of dividends to
    holders Series A Preferred
    Stock........................          --       --            --           --              --         (64,807)       (64,807)
  Net loss.......................          --       --            --           --              --      (2,885,000)    (2,885,000)
                                   ----------   -------   ----------     --------       ---------     -----------    -----------
Balance at June 30, 1997.........  11,469,801   11,470     1,372,301       (5,000)       (226,967)     (4,326,236)    (3,174,432)
                                   ==========   =======   ==========     ========       =========     ===========    ===========

                            See accompanying notes.

                                   HTR, INC.

                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED JUNE 30,
                                                              -----------------------
                                                                1996         1997
                                                              ---------   -----------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 856,152   $(2,885,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................    315,153       355,772
  Issuance of compensatory stock options in lieu of payment
     for services...........................................         --        25,000
  Amortization of unearned compensatory stock options.......     51,919       516,839
  Interest expense associated with warrants issued in
     connection with note payable agreement.................         --        60,000
  Amortization of debt issuance costs.......................         --        38,873
  (Gain) loss on sale of property and equipment.............     (6,028)          988
  Changes in operating assets and liabilities:
     Accounts receivable....................................   (846,399)    1,023,030
     Inventories............................................     61,104        37,858
     Prepaid expenses and other current assets..............      4,236      (109,497)
     Other assets...........................................    (30,230)       32,880
     Accounts payable and accrued expenses..................    (99,218)     (238,033)
     Accrued compensation and benefits......................    213,671      (176,510)
     Deferred revenues......................................    309,678      (176,418)
     Deferred rent..........................................      7,215       (48,742)
                                                              ---------   -----------
Net cash provided by (used in) operating activities.........    837,253    (1,542,960)
                                                              ---------   -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (181,842)     (326,625)
  Proceeds from sale of property and equipment..............     15,000            --
                                                              ---------   -----------
Net cash used in investing activities.......................   (166,842)     (326,625)
                                                              ---------   -----------
FINANCING ACTIVITIES:
  Proceeds from notes payable...............................         --     2,550,000
  Proceeds allocated to warrants issued in connection with
     notes payable..........................................         --       450,000
  Principal payments of notes payable.......................    (58,560)           --
  Proceeds from notes payable -- related party..............    140,000         1,390
  Principal payments of notes payable -- related party......    (19,455)      (98,525)
  Debt issuance costs.......................................         --      (291,545)
  Principal payments on capital lease obligations...........   (259,919)     (229,161)
  Borrowings on line of credit..............................         --       770,331
  Repayments of line of credit..............................   (321,392)     (596,716)
  Payment of receivable from sale of Common Stock...........     15,000            --
  Proceeds from issuance of common stock pursuant to
     exercise of stock options..............................      3,575        15,000
                                                              ---------   -----------
Net cash (used in) provided by financing activities.........   (500,751)    2,570,774
                                                              ---------   -----------
Net increase (decrease) in cash and cash equivalents........    169,660       701,189
Cash and cash equivalents at beginning of the year..........         --       169,660
                                                              ---------   -----------
Cash and cash equivalents at end of the year................  $ 169,660   $   870,849
                                                              =========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $ 129,228   $   552,104
                                                              =========   ===========
  Income taxes paid.........................................  $      --   $    15,985
                                                              =========   ===========

                            See accompanying notes.

                                   HTR, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     HTR, INC. (the "Company") was incorporated under the laws of the State of Maryland in May 1987. In July 1994, the Company was reincorporated in the State of Delaware. The Company is principally engaged in the business of providing technical training, publishing, and consulting services to the client/server segment of the computer industry in locations throughout the United States.

2. MANAGEMENT PLANS

     The Company, including UOL, recognize that they must generate additional capital in order to continue operations and meet business development initiatives. Should the Company and UOL (the "Combined Companies") be unable to generate sufficient cash from operations or complete a private or public offering of its equity securities, the Combined Companies' ability to fund operations and satisfy debt payments through November 1998 will be dependent on the Combined Companies' implementation of a plan to significantly reduce operating expenses (such as marketing, development costs and costs of personnel and related benefits).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company maintains cash balances which may exceed federally insured limits. The Company does not believe that this results in any significant credit risks.

     The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. On June 30, 1997, the Company purchased $1,101,652 of U.S. Government securities under agreements to resell on July 1, 1997. Due to the short-term nature of the agreements, the Company did not take possession of the securities which were held by the Company's asset manager. The market value of the securities approximated the carrying amount.

INVENTORIES

     Inventories consist of training documentation kits purchased from outside vendors. The inventories are stated at the lower of cost or market, as determined using the first-in, first-out ("FIFO") method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over an estimated useful life of five to seven years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life.

DEBT ISSUANCE COSTS

     The Company capitalized $291,545 of debt issuance costs, which were incurred in connection with the Company's promissory note agreement (See Note
6). The debt issuance costs are being amortized to interest expense using the effective interest method over the period the related debt is expected to be outstanding (five years).

                                   HTR, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

     Revenue is recognized for information technology training as the services are rendered. Deferred revenue consists of fees paid in advance for services which have not yet been rendered.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $0 and $90,000 during the years ended June 30, 1996 and 1997, respectively.

PRODUCT DEVELOPMENT

     Through June 30, 1997, the Company expensed its product development costs as incurred since realizability of capitalizing such costs had not been established.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 allows companies to account for stock-based compensation under either the new provisions of SFAS No. 123 or the provisions of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, ("APB 25"), but requires pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based compensation in accordance with the provisions of APB No. 25.

INCOME TAXES

     The Company provides for income taxes in accordance with the liability method.

RECENT AUTHORITATIVE PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires an enterprise to report certain additional financial and descriptive information about its reportable operating segments.

     Management does not expect that the implementation of either SFAS No. 130 or No. 131 will have a material impact on the Company's financial position or results of future operations.

                                   HTR, INC.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                     JUNE 30,
                                             -------------------------
                                                1996          1997
                                             ----------    -----------
Equipment under capital leases.............  $1,181,810    $ 1,181,810
Equipment..................................     347,497        640,039
Leasehold improvements.....................     113,144        113,144
Furniture and fixtures.....................     202,313        211,085
                                             ----------    -----------
                                              1,844,764      2,146,078
Less accumulated depreciation and
  amortization.............................    (939,515)    (1,270,964)
                                             ----------    -----------
                                             $  905,249    $   875,114
                                             ==========    ===========

5.  LINE OF CREDIT AND RECEIVABLES FINANCING LINE

     During fiscal 1996, the Company had a $1,000,000 line of credit with a bank which matured on March 15, 1996. In March 1996, the line of credit expired and the outstanding balance was converted to a term loan due on October 31, 1996, with interest payable monthly at an annual rate of 10.25% (prime rate plus 2.5%). The term loan was guaranteed by the principal stockholders of the Company and was secured by the Company's accounts receivable and inventory. At June 30, 1996, the outstanding balance was $282,358. During 1997, the outstanding balance was repaid.

     On September 11, 1996, the Company entered into a Receivables Financing Line with a third party. Under the Receivables Financing Line, the Company may borrow funds not to exceed an aggregate borrowing level of the Company's eligible accounts receivable less 25% of the Company's deferred revenue times 50%. Any borrowings under the agreement are due and payable on demand. Interest is payable monthly at an annual rate of 20%. This debt is guaranteed by the principal stockholders and is secured by the Company's accounts receivable and inventory. As of June 30, 1997, outstanding borrowings totaled $455,973.

                                   HTR, INC.

6.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                              JUNE 30,
                                                        ---------------------
                                                          1996        1997
                                                        --------   ----------
Note payable to the Company's principal stockholders,
  bearing interest at an annual rate of 18% and 13.5%,
  respectively, and payable on demand.................  $106,003       33,868
Term note payable to a bank, due on October 31, 1996,
  with interest payable monthly at an annual rate
  payable of 10.25% (prime rate plus 2.5%). The note
  payable was guaranteed by the principal stockholders
  and was secured by the Company's accounts receivable
  and inventory. The note payable balance was repaid
  during 1997.........................................   282,358           --
Unsecured promissory note payable to a related party,
  bearing interest at an annual rate of 20% and
  payable on demand...................................    40,000       15,000
Secured promissory note to third party, due on October
  28, 2001, with interest payable monthly at an annual
  rate of 13.5%. The note payable is secured by all
  the assets of the Company and the pledge of stock by
  the principals. The third party was issued warrants
  to purchase the Company's Common Stock in
  conjunction with the promissory notes agreement.
  (See Note 9.).......................................        --    2,610,000
                                                        --------   ----------
                                                         428,361    2,658,868
Current portion of long-term debt.....................   428,361       48,868
                                                        --------   ----------
Long-term debt, less current portion..................  $     --   $2,610,000
                                                        ========   ==========

     Annual maturities of long-term debt at June 30, 1997 were as follows:

1998.............................................  $   48,868
1999.............................................          --
2000.............................................          --
2001.............................................          --
2002.............................................   2,610,000
                                                   ----------
                                                   $2,658,868
                                                   ==========

7.  LEASE COMMITMENTS

OPERATING LEASES

     The Company leases various office space under noncancelable operating lease agreements. One of the leases provides for a rent abatement during its initial term. The minimum lease obligation is being expensed over the term of the lease obligation on a straight-line basis, with expense in access of cash outlays recorded as deferred rent. Certain of the Company's leases include scheduled base rent increases over the term of the leases. The total minimum lease obligation is being expensed on a straight-line basis over the term of the lease with the expense in excess of cash outlays recorded as deferred rent. At June 30, 1996 and 1997, the deferred rent balance was $128,967 and $80,225, respectively.

                                   HTR, INC.

7.  LEASE COMMITMENTS -- (CONTINUED)
     Rent expense under these leases for the years ended June 30, 1996 and 1997, amounted to approximately $823,000 and $934,000, respectively.

     As of June 30, 1997, payments due under noncancelable operating leases were as follows:

1998.............................................  $  687,253
1999.............................................     313,198
2000.............................................     200,432
2001.............................................     136,267
                                                   ----------
                                                   $1,337,150
                                                   ==========

     Remaining lease payments for facilities vacated as a result of relocation and consolidation were accrued in 1997. The amount, included in accrued expenses, at June 30, 1997 is approximately $204,000.

CAPITAL LEASES

     The Company leases furniture and equipment under noncancelable agreements that are accounted for as capital leases. The leases are payable in monthly installments ranging from approximately $250 to $4,800. At June 30, 1996 and 1997, there was $1,181,810 of equipment held under capital leases. Accumulated amortization of the equipment amounted to approximately $623,000 and $851,000 at June 30, 1996 and 1997, respectively. Amortization expense related to capital leases is classified as depreciation and amortization in the statements of operations.

     Future minimum lease payments under capital leases are as follows as of June 30, 1997:

1998........................................................  $214,058
1999........................................................    21,016
                                                              --------
                                                               235,074
Less amounts representing interest..........................    15,627
                                                              --------
                                                               219,447
Less current portion of capital lease obligations...........   198,857
                                                              --------
Capital lease obligations, less current portion.............  $ 20,590
                                                              ========

                                   HTR, INC.

8. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets were as follows:

                                                             JUNE 30,
                                                     ------------------------
                                                       1996          1997
                                                     ---------    -----------
Deferred tax assets:
  Net operating loss carryforwards.................  $ 335,000    $ 1,107,000
  Reserve for inventory obsolescence...............     18,000         42,000
  Allowance for doubtful accounts..................     59,000         59,000
  Deferred rent....................................     20,000         86,000
  Amortization of unearned compensatory stock
     options.......................................     20,000        222,000
  Accrued expenses.................................     53,000         91,000
                                                     ---------    -----------
Total deferred tax assets..........................    505,000      1,607,000
Deferred tax liabilities:
  Tax depreciation in excess of book
     depreciation..................................    (58,000)       (43,000)
  Other............................................     (1,000)        (9,000)
                                                     ---------    -----------
Total deferred tax liabilities.....................    (59,000)       (52,000)
                                                     ---------    -----------
Valuation allowance................................   (446,000)    (1,555,000)
                                                     ---------    -----------
Net deferred tax assets............................  $      --    $        --
                                                     =========    ===========

     As of June 30, 1996 and 1997, the Company had approximately $860,000 and $2,800,000, respectively, in tax net operating loss carryforwards which expire at varying dates through 2011. These carryforwards may be significantly limited under Section 382 of the Internal Revenue Service Code and the SRLY rules.

9. STOCKHOLDERS' DEFICIT

COMMON STOCK

     On March 29, 1994, the Company sold 500,000 shares of Common Stock later converted to 588,037 shares of Common Stock to an officer of the Company for approximately $15,000. At June 30, 1995, the cash payment had not been paid and the related receivable is reflected as a receivable from sale of Common Stock in the accompanying statements of stockholders' deficit. The purchase amount was paid in full during 1996. The Company considered whether an expense should be recorded for the difference between the purchase price and the fair market value of the Common Stock on the date of purchase and the Company concluded that the difference was immaterial to the financial statements.

STOCK OPTIONS

During 1994, the Company's Board of Directors adopted the 1994 Stock Plan (the "Option Plan") under which 1,111,111 shares of Common Stock were reserved for issuance upon exercise of granted options. The Option Plan provides for grants of incentive stock options to key employees and non-qualified options to key employees, directors and outside consultants. Options are granted at the fair market value of the Company's Common Stock on the date of grant. The term of the stock options granted under the Option Plan may not

                                   HTR, INC.

9. STOCKHOLDERS' DEFICIT (CONTINUED)
STOCK OPTIONS (CONTINUED)
exceed ten years. The vesting period of the options is determined by the Board of Directors and is generally five years. Additional information with respect to stock option activity is summarized as follows:

                                                          YEARS ENDED JUNE 30,
                                              --------------------------------------------
                                                      1996                   1997
                                              --------------------   ---------------------
                                                         WEIGHTED-               WEIGHTED-
                                                          AVERAGE                 AVERAGE
                                                         EXERCISE                EXERCISE
                                               SHARES      PRICE      SHARES       PRICE
                                              --------   ---------   ---------   ---------
Outstanding at the beginning of the year....   635,500     $0.10       527,600     $0.10
  Granted...................................   350,850      0.10     1,044,000      0.08
  Exercised.................................   (35,750)     0.10      (650,000)     0.07
  Canceled or expired.......................  (423,000)     0.10      (471,950)     0.10
                                              --------     -----     ---------     -----
Outstanding at the end of the year..........   527,600     $0.10       449,650     $0.10
                                              ========     =====     =========     =====
Options exercisable at year end.............    69,978     $0.09        70,718     $0.10
                                              ========     =====     =========     =====

     The following table summarizes information about fixed-price stock options outstanding at June 30, 1997:

                                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                 ----------------------------------------   --------------------------
                                     NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                                 OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
           RANGE OF                 JUNE 30,      CONTRACTUAL   EXERCISE       JUNE 30,      EXERCISE
        EXERCISE PRICES               1997           LIFE         PRICE          1997          PRICE
        ---------------          --------------   -----------   ---------   --------------   ---------
     $0.10.....................     449,650           9.2         $0.10         70,718         $0.10

     As of June 30, 1997, there were no options available for future grants.

     The Company applies APB No. 25 in accounting for the stock option plan, and, accordingly, recognizes compensation expense for the difference between the deemed fair value of the underlying Common Stock and the grant price of the option at the date of grant. During 1996 and 1997, the Company recognized unearned compensatory stock options of $79,394 and $674,908, respectively, for the difference between the option exercise price and the deemed fair value on the date of grant of stock options. The Company is amortizing such amounts ratably over the vesting period of the options, which is generally five years. During the years ended June 30, 1996 and 1997, the Company recognized $51,919 and $451,305, respectively, of compensation expense related to Common Stock options.

     During the year ended June 30, 1997, the Company granted 250,000 options to purchase the Company's common stock to an outside consultant. The fair value of these options was estimated on the grant date using the minimum value option-pricing fair value model with the following weighted-average assumptions: dividend yield of 0%; risk-free interest rate of 6.5%; and expected life of the option term of 3 years. Based on this model, the fair value of the options was estimated to be $.65 per share or $162,500. The Company will expense $162,500 ratably over the vesting period of the options, which is two years. During the year ended June 30, 1997, the Company recognized $65,534 of compensation expense related to these Common Stock options.

     During 1997, the Company adopted the disclosure-only provisions of SFAS No.
123. Accordingly, no compensation expense has been recognized for the fair value of options granted during 1996 and 1997, other than as disclosed above. Had compensation expense related to the Company's stock option plan been determined based on the fair value at the grant date for options granted in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) would have been approximately $837,449 and

                                   HTR, INC.

9. STOCKHOLDERS' DEFICIT (CONTINUED)
STOCK OPTIONS (CONTINUED)
$(2,891,372). The effect of applying SFAS No. 123 on 1996 and 1997 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

     The fair value of each option grant is estimated on the date of grant using the minimum value option-pricing fair value model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; risk-free interest rate of 6.5%; and expected life of the option term of 3 years. The fair value of each option grant is estimated on the date of grant using the minimum value option-pricing fair value model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; risk-free interest rate of 6.5%; and expected life of the option term of 3 years. The weighted average fair value of the options granted in 1996 with a stock price greater than the exercise price is $.62. The weighted average fair value of the options granted in 1997 with a stock price greater than the exercise price is $.74.

WARRANTS

     In connection with the promissory note payable (See Note 6), the Company issued warrants to purchase 849,341 shares of Common Stock at a price of $.01 per share to the third party. The warrants expire on October 28, 2001. The Company allocated $450,000 of the note payable proceeds to the warrants issued. The $450,000 allocated to the warrants is being amortized to interest expense using the effective interest method over the period (five years) the related debt is expected to be outstanding. The effect of this allocation results in an effective interest rate of 18%. During the year ended June 30, 1997, the Company recognized additional interest expense of $60,000 related to this allocation. Beginning in year four and provided the note payable balance has not been repaid, the third party will be issued additional warrants at a rate of 1% per year. The third party was granted an option to put the shares issuable pursuant to the warrants back to the Company on October 28, 2001 at a repurchase price equal to the then fair market value.

     In connection with this transaction, the Company issued 220,000 warrants to purchase shares of Common Stock at a price of $.79 per share to a placement agent. On the date of this transaction, the fair value of the warrants was considered immaterial. The warrants expire on October 28, 2001. In addition, the Company incurred, in connection with the note payable transaction, debt issuance costs of $291,545, which will be amortized to expense over the term of the note payable (five years).

10. PREFERRED STOCK

     In July 1994, the Company sold 1,724,953 shares of its Series A mandatory redeemable, convertible, 9% noncumulative preferred stock (the "Preferred Stock") to a group of investors at an aggregate cash price of $1,080,120, or approximately $.63 share.

     Each share of Preferred Stock is convertible into one share of Common Stock at the option of the holder. The Company has reserved 1,900,000 shares of Common Stock for issuance upon conversion of the Preferred Stock. The conversion price is subject to an adjustment formula that would prevent dilution in the event the Company issues additional stock at a per share price that is less than $.63. The Preferred Stock will automatically convert into shares of Common Stock upon the consummation of a public stock offering if certain conditions are met. On a liquidation or sale of the Company, including a merger or acquisition, proceeds are to be distributed first to holders of the Preferred Stock in an amount equal to their original investment with any remaining net proceeds to be distributed to holders of Common and Preferred Stock on a pro rata basis. After five years, the Preferred Stock is redeemable at its original purchase price at the option of the holders of a majority of the Preferred Stock. The Company's Board of Directors may, but it is not required to, declare a 9% dividend on the Preferred Stock. Since the authority to declare dividends resides solely with

                                   HTR, INC.

10. PREFERRED STOCK (CONTINUED)
the Company, the carrying amount of the Preferred Stock has not been increased to include the payout of dividends.

     The Preferred Stock contains certain protective provisions which require that certain actions of the Company such as any changes to the capital structure of the Company, merger or liquidation be approved by the holders of a majority of the Preferred Stock. Each holder of Preferred Stock shall be entitled to the number of votes equal to the convertible number of shares of Common Stock on all matters except for the election of directors. The holders of the Preferred Stock, voting together as a class, shall be entitled to elect one director. The holders of Common Stock shall be entitled to elect four directors. In the event that the number of directors is increased to a number greater than five, the holders of the Preferred Stock shall be entitled to elect a number of directors that represents at least 10% of the total directors.

     In conjunction with the sale of the Preferred Stock, two stockholders of the Company, who together owned approximately 92% of the outstanding Common Stock of the Company at June 30, 1996, agreed to subject 50% of their Common Stock holdings to repurchase by the Company if they voluntarily terminated employment within a three-year period. The repurchase price is equal to $10,000, the price paid by the stockholders. This repurchase option expired in October 1997, in connection with the sale of 100% of the Company's outstanding stock (See Note 12).

     During October 1996 and in conjunction with the promissory note payable (See Notes 6 and 9), the Board of Directors declared a 9% dividend to be paid to the holders of the Company's Series A Preferred Stock. The dividend began accruing on the closing date of the promissory note payable and shall be paid on December 31 of each calendar year, beginning on December 31, 1997.

11. RETIREMENT PLAN

     The Company maintains a tax deferred savings and retirement plan (the "Plan") to provide retirement benefits for all eligible employees. The Plan, which covers all employees who have completed three months of service, stipulates that employees may elect an amount between 1% and 15% of their total compensation to contribute to the Plan. Employee contributions are subject to Internal Revenue Service limitations. All employees who have completed 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year are eligible to share in discretionary Company contributions. Employees vest in employer contributions over four years. During the years ended June 30, 1996 and 1997, the contributions by the Company were $23,787 and $5,211, respectively.

12. SUBSEQUENT EVENTS

     On September 29, 1997, the Board of Directors approved an amendment to increase the number of shares available for issuance from 1,111,111 to 1,350,000 options.

     On October 31, 1997, the Company entered into an Agreement and Plan of Merger with UOL Publishing, Inc. (UOL). In the transaction, UOL will issue common stock, warrants and options totaling 620,000 shares in exchange for all of the outstanding equity securities of HTR, Inc. In addition, UOL will pay the stockholders of the Company $600,000 in a combination of cash and short-term notes, and assume approximately $3,610,000 of the Company's debt.

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

Date: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                  CAPACITY                  DATE
                     ---------                                  --------                  ----

             /s/ NARASIMHAN P. KANNAN                 Director and Chief Executive   March 30, 1998
---------------------------------------------------     Officer (Principal
               Narasimhan P. Kannan                     Executive Officer)

               /s/ JOANNE O. HINDMAN                  Chief Financial Officer        March 30, 1998
---------------------------------------------------     (Principal Financial and
                 Joanne O. Hindman                      Accounting Officer)

                 /s/ CARL N. TYSON                    Director                       March 30, 1998
---------------------------------------------------
                   Carl N. Tyson

               /s/ EDSON D. DECASTRO                  Director                       March 30, 1998
---------------------------------------------------
                 Edson D. DeCastro

              /s/ BARRY K. FINGERHUT                  Director                       March 30, 1998
---------------------------------------------------
                Barry K. Fingerhut

                /s/ KAMYAR KAVIANI                    Director                       March 30, 1998
---------------------------------------------------
                  Kamyar Kaviani

              /s/ WILLIAM E. KIMBERLY                 Director                       March 30, 1998
---------------------------------------------------
                William E. Kimberly

                                                      Director
---------------------------------------------------
               Steven M. H. Wallman

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
UOL Publishing, Inc.

We have audited the consolidated balance sheets of UOL Publishing, Inc. as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated February 27, 1998, except for Notes 9 and 17, as to which the dates are March 27 and 30, 1998 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(d) of this Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Vienna, Virginia                                           /s/ Ernst & Young LLP
February 27, 1998, except for Notes 9 and
17, as to which the dates are
March 27 and 30, 1998

           SCHEDULE I -- VALUATION AND QUALIFYING ACCOUNT AND RESERVE
                                 (IN THOUSANDS)

UOL PUBLISHING, INC.

                                                    BALANCE AT
                                                   BEGINNING OF                             BALANCE AT
                 CLASSIFICATION                       PERIOD      ADDITIONS   DEDUCTIONS   END OF PERIOD
                 --------------                    ------------   ---------   ----------   -------------

Allowance for doubtful accounts:
Year ended December 31, 1995.....................      $--          $ 20         $--           $ 20
Year ended December 31, 1996.....................       20            16          --             36
Year ended December 31, 1997.....................       36           703*         --            739

---------------
* Includes additions of $253,500 from purchase price adjustments resulting from the acquisitions of Ivy Software, Inc., Cooper & Associates, Inc. (d/b/a. Teletutor), and HTR, Inc.