Form 10-Q
period 1998-03-31
UOL PUBLISHING INC
filed 1998-05-15
CIK 943742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $0.01 PAR VALUE                         3,820,393 SHARES
                   (Class)                             (Outstanding at May 15, 1998)

================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
Revenues:
  Instructor-led training revenues..........................  $        --    $ 1,673,817
  Product sales revenues....................................       91,957        950,206
  Other service revenues....................................       95,184        565,651
  Online tuition revenues...................................      131,254        272,205
  Virtual campus software revenues..........................      375,000         42,500
  Development and other revenues............................      507,645         96,481
                                                              -----------    -----------
Net revenues................................................    1,201,040      3,600,860
Costs and expenses:
  Cost of revenues..........................................      119,375      2,582,899
  Sales and marketing.......................................      707,814      1,630,558
  Product development.......................................    1,182,724      2,716,619
  General and administrative................................      382,280      1,900,513
  Depreciation and amortization.............................       91,106        633,165
  Reorganization costs......................................           --        467,640
                                                              -----------    -----------
Total costs and expenses....................................    2,483,299      9,931,394
                                                              -----------    -----------
Loss from operations........................................   (1,282,259)    (6,330,534)
Interest income (expense)...................................      186,228       (129,852)
                                                              -----------    -----------
Net loss....................................................  $(1,096,031)   $(6,460,386)
                                                              ===========    ===========
Net loss per share..........................................  $     (0.34)   $     (1.70)
                                                              ===========    ===========
Net loss per share -- assuming dilution.....................  $     (0.34)   $     (1.70)
                                                              ===========    ===========

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,     MARCH 31,
                                                                  1997            1998
                                                              ------------    ------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  2,705,490    $  5,229,804
  Accounts receivable, less allowance of approximately
     $739,000 and $1,814,000 at December 31, 1997 and March
     31, 1998, respectively.................................     4,413,170       3,528,587
  Loans receivable from related parties.....................       133,516         161,510
  Prepaid expenses and other current assets.................       481,516         727,018
                                                              ------------    ------------
Total current assets........................................     7,733,692       9,646,919
Property and equipment, net.................................     2,809,619       2,899,600
Capitalized software costs and courseware development costs,
  net.......................................................     2,354,159       2,004,970
Acquired online publishing rights, net......................       845,000         596,721
Other assets................................................       358,208         323,550
Goodwill and other intangible assets, net...................    12,364,554      12,369,320
                                                              ------------    ------------
Total assets................................................  $ 26,465,232    $ 27,841,080
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  6,398,488    $  7,330,496
  Notes payable -- current portion..........................     4,551,950       5,886,689
  Deferred revenues.........................................       572,390         832,916
                                                              ------------    ------------
Total current liabilities...................................    11,522,828      14,050,101
  Notes payable, less current portion.......................     1,531,121       1,524,454
                                                              ------------    ------------
Total liabilities...........................................    13,053,949      15,574,555
                                                              ------------    ------------
Series C redeemable convertible Preferred Stock, $0.01 par
  value:
  1,000,000 shares authorized; no shares issued and
     outstanding at December 31, 1997, 626,293 shares issued
     and outstanding at March 31, 1998......................            --       5,240,008
                                                              ------------    ------------
Stockholders' equity (deficit):
  Common Stock, $0.01 par value; 36,000,000 shares
     authorized; 3,785,210 and 3,819,467 shares issued and
     outstanding at December 31, 1997 and March 31, 1998,
     respectively...........................................        37,852          38,194
  Additional paid-in capital................................    40,901,196      40,976,474
  Accumulated deficit.......................................   (27,527,765)    (33,988,151)
                                                              ------------    ------------
Total stockholders' equity..................................    13,411,283       7,026,517
                                                              ============    ============
Total liabilities and stockholders' equity..................  $ 26,465,232    $ 27,841,080
                                                              ============    ============

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               --------------------------
                                                                  1997           1998
                                                               -----------    -----------
OPERATING ACTIVITIES
Net loss....................................................   $(1,096,031)   $(6,460,386)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................        91,106        801,507
  Net write-off of acquired online publishing rights........            --        241,000
  Net write-off of capitalized courseware development
     costs..................................................            --        502,669
  Stock option and stock warrant compensation...............        23,000             --
  Increase in allowance for doubtful accounts...............            --      1,074,669
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable.............      (399,307)      (190,086)
     (Increase) decrease in prepaid expenses and other
       current assets.......................................      (282,934)      (245,502)
     (Increase) decrease in other assets....................            --         29,658
     Increase (decrease) in accounts payable and accrued
       expenses.............................................      (478,963)       900,219
     Increase (decrease) in accrued interest................            --         31,789
     Increase (decrease) in deferred revenues...............       (23,000)       260,526
                                                               -----------    -----------
Net cash used in operating activities.......................    (2,166,129)    (3,053,937)

INVESTING ACTIVITIES
Purchases of property and equipment.........................      (243,993)      (367,096)
Capitalized software and courseware development costs.......            --       (314,549)
Acquisitions of businesses, net of cash acquired............      (283,357)            --
Additions to intangible assets..............................      (100,000)      (355,810)
Advances under loans receivable from related parties........            --        (27,994)
                                                               -----------    -----------
Net cash used in investing activities.......................      (627,350)    (1,065,449)

FINANCING ACTIVITIES
Proceeds from exercises of stock warrants and options.......            --         75,620
Proceeds from Series C redeemable convertible Preferred
  Stock.....................................................            --      5,240,008
Adjustment of expenses related to the initial public
  offering..................................................       (13,411)            --
Proceeds from short-term debt...............................            --      1,500,000
Repayments of short-term borrowings.........................            --       (171,928)
                                                               -----------    -----------
Net cash provided by (used in) financing activities.........       (13,411)     6,643,700
                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents........    (2,806,890)     2,524,314
Cash and cash equivalents at the beginning of the period....    15,474,030      2,705,490
                                                               -----------    -----------
Cash and cash equivalents at the end of the period..........   $12,667,140    $ 5,229,804
                                                               ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................   $     8,994    $   109,581
                                                               ===========    ===========

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 1998. For further information, refer to the audited financial statements and footnotes thereto included in the UOL Publishing, Inc. ("UOL" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

     The Company derives its revenues from the following sources -- instructor-led training revenues, product sales revenues, other service revenues, online tuition revenues, virtual campus ("VCampus") software revenues, and development and other revenues.

     Revenues for instructor-led training and other services are recognized as the services are delivered.

     The Company recognizes product sales revenues, online tuition revenues and virtual campus software revenues in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company recognizes revenues from product sales upon delivery of the product to the customer, provided no significant obligations remain. The costs of remaining Company obligations (which are insignificant) are accrued when the related revenues are recognized. For online tuition fees, revenue is recognized at the time the student has accessed the selected course and is contractually obligated to pay for the course or the drop/add period (for academic partners) has expired. For online tuition fees purchased in bulk and virtual campus software revenues (which are derived from sales of VCampus licenses) the Company recognizes revenue ratably over the period during which customers are entitled to use the courseware and the duration of the VCampus licenses, respectively.

     Development and other revenues earned under courseware conversion contracts are recognized using the percentage-of-completion method. For these contracts, revenues are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

     During the three months ended March 31, 1997, two customers individually represented 19.6% and 14.8% of net revenues. During the three months ended March 31, 1998, no individual customer represented more than 10% of net revenues.

CAPITALIZED SOFTWARE COSTS

     Through March 31, 1997, the Company expensed its software development costs as incurred because realizability of capitalizing such costs had not been established. During the three months ended June 30, 1997, the Company began capitalizing certain software development costs. Capitalization of software costs began upon the establishment of technological feasibility, which management deemed to have occurred upon the completion of a working model of the Company's VCampus product. The establishment of technological

                              UOL PUBLISHING, INC.

feasibility and the ongoing assessment of recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the VCampus, typically five years. It is possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events. In January 1998, the Company determined that the estimated useful economic life of the VCampus was three years and began amortizing its VCampus product development costs over such period.

CAPITALIZED COURSEWARE DEVELOPMENT COSTS

     Through March 31, 1997, the Company expensed its courseware development costs as incurred because realizability of capitalizing such costs had not been established. During the three months ended June 30, 1997, the Company began capitalizing certain courseware development costs. Capitalization of courseware development costs began upon the establishment of technological feasibility, which management deemed to have occurred upon the completion of a working model of the relevant courseware. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized courseware development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the product, typically two to four years. It is possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events.

     In March 1998, the Company wrote off approximately $500,000 of courseware development costs for courses within certain industry segments that the Company does not anticipate pursuing in the immediate future or courses that have not shown meaningful activity during a three- to six-month publication period.

ACQUIRED ONLINE PUBLISHING RIGHTS

     During 1997, the Company has acquired rights to publish certain courseware in an online format. In most cases, this courseware, at the time of licensing to the Company, was in a non-online format, i.e., CD-ROM, diskette or printed formats. The Company capitalizes the costs to acquire this content. The Company amortizes acquired online publishing rights based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the product, typically two to four years. Amortization begins when the online course becomes available for sale.

     In March 1998, the Company wrote off approximately $250,000 of acquired online publishing rights to courses belonging to certain industry segments that the Company does not anticipate pursuing in the immediate future.

IMPAIRMENT OF LONG-LIVED ASSETS

     At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." During the three months ended March 31, 1998, the Company wrote off approximately $500,000 in capitalized courseware development costs and approximately $250,000 in capitalized acquired online publishing rights. (See Note B)

                              UOL PUBLISHING, INC.

CONCENTRATION OF CREDIT RISK

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses. During the three months ended March 31, 1998, the Company increased its allowance for doubtful accounts to approximately $1,814,000 in order to reserve for certain receivables for which collection became doubtful as of the March 31, 1998 balance sheet date.

COSTS OF REVENUES

     Costs of instructor-led training revenues and other service revenues consist primarily of the salaries and other related costs for instructors and consulting personnel, as well as rent and related costs for the training facilities.

     Costs of product sales revenue consist of the production and shipping costs to create and distribute the diskettes and other education material (manuals, etc.).

     Costs of online tuition revenues include costs related to the amortization of capitalized courseware development costs, royalties to content providers, and salaries, communication and other costs associated with operating and maintaining the Company's servers.

     Costs of VCampus software revenues include software development costs involved in configuring the VCampus model to specific parameters requested by the customer, costs related to the amortization of capitalized software development costs, and salaries, communication and other costs associated with operating and maintaining the Company's servers.

     Costs of development and other revenues include the salaries and other related personnel costs for the employees who develop online courses that are proprietary in nature to a specific customer.

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

NOTE C -- ACQUISITIONS

     The following transactions were accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values, and each of the subsidiaries' operating results have been included in the Company's financial statements since the respective acquisition date.

IVY SOFTWARE, INC.

     In March 1997, the Company acquired Ivy Software, Inc. ("Ivy"), a Virginia corporation that develops and distributes business and accounting software for the academic education market, for $314,000 in cash and potential future payments not to exceed approximately $862,000, which are based upon integration of operations, conversion of software and operating results. In connection with this transaction, the President and sole shareholder of Ivy entered into a three-year consulting agreement with the Company. In conjunction with

                              UOL PUBLISHING, INC.

the acquisition, the Company recorded goodwill in the amount of $300,000, which was subsequently adjusted to $819,644 upon scheduled payments to the former shareholder of Ivy.

COOPER & ASSOCIATES, INC. (D/B/A TELETUTOR)

     In April 1997, the Company acquired Cooper & Associates, Inc., d/b/a Teletutor ("Teletutor"), an Illinois corporation that develops, distributes and supports computer-based training courses for the data and telecommunications industry. The terms of the transaction included a $3,000,000 cash payment at closing and $2,000,000 (which includes principal payments and interest) to be paid in three ratable installments, on the first, second and third anniversary dates of the acquisition. In conjunction with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets as follows: (i) $829,575 to developed content, $273,858 to workforce, $456,875 to trademarks and names, $456,875 to customer base and contracts and $5,138 to goodwill and (ii) $2,700,000 to acquired in-process research, development and content.

     The Company's management, in accordance with its impairment policy for long-lived assets, determined that the Teletutor employee workforce asset had been impaired as of December 31, 1997 due to planned workforce reductions. As a result, the Company wrote-off the carrying amount of the asset, approximately $250,000. This amount was included in reorganization and non-recurring expenses in the statements of operations for the year ended December 31, 1997.

HTR, INC.

     In October 1997, the Company acquired HTR, Inc. ("HTR"), a Delaware corporation primarily engaged in the business of providing technical training, publishing and consulting services for the information technology industry. UOL acquired HTR for common stock, warrants and options totaling 620,000 shares in exchange for all of the outstanding equity securities of HTR. In addition, UOL paid the former HTR stockholders $600,000 in a combination of cash and short-term notes and assumed approximately $3,500,000 of HTR debt. The executive officers of HTR will receive bonuses granted in conjunction with the signing of three-year employment agreements no later than December 31, 1998. In addition, UOL created a stock option pool of 180,000 shares of Common Stock and an incentive bonus pool with a potential payout not to exceed approximately $3,300,000 for three years, contingent upon the financial performance of HTR. In conjunction with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets as follows
(i) $8,010,590 to goodwill, $700,000 to developed content, $500,000 to workforce, $600,000 to trademarks and names, and (ii) $8,400,000 to acquired in-process research, development and content.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, risks relating to uncertainties relating to dependence on strategic partners and third party relationships, management of rapid growth, dependence on online distribution, the risks and the Company's payment obligations relating to acquisitions, security risks, government regulations, regulatory filings and competition.

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

     The Company was formed in 1984 as IMSATT Corporation, a multimedia research and development company. In 1991, the Company acquired from Control Data certain rights to resell the CYBIS online courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. In 1993, the Company modified its business focus to capitalize on market opportunities for online education resulting from technological advances relating to the Internet. Subsequently, the Company raised additional financing and focused its development efforts on migrating its technology to the Web in preparation for the launch of its first Web-based course in November 1995. Under the current business model, UOL's revenues are derived from six primary sources: online tuition revenues; virtual campus software revenues; product sales revenues; development and other revenues; instructor-led training revenues; and other service revenues. Online tuition revenues are generated primarily from online tuition derived from business and academic customers. Virtual campus software revenues are derived from the sale of online licenses of the Company's VCampus product. Product sales revenues are derived from the sale of computer-based training ("CBT") courses that are delivered through traditional CBT format (e.g. CD-ROM). Development and other revenues consist primarily of fees paid to the Company for developing and converting courseware. Instructor-led training revenues are generated from on-site and classroom training fees. Other service revenues consist primarily of monthly fees generated by the licensing and maintenance of the CYBIS courseware under the Control Data subcontracts and from consulting services. While prior to 1997 other service revenues have represented a substantial majority of the Company's revenues, the Company believes that online revenues and product sales will become the primary sources of its revenues in the future.

     The Company plans to continue to enter into non-monetary exchanges with third parties for the purpose of conserving cash while acquiring courseware and simultaneously supporting the Company's strategy of expanding its VCampus presence. Pursuant to these exchanges, the third party exchanges a non-monetary asset (i.e., the online publishing rights with respect to certain courseware content) in payment of some or all of the purchase price of a VCampus and related development services. In many cases, the Company will also agree to pay to the third party royalties based on future online tuition revenues received by the Company, if any, related to the acquired rights. In the event the negotiated value of the rights acquired exceeds the purchase price of a VCampus and the related development services, if any, provided by the Company, the Company pays the third party such excess. Alternatively, in the event the negotiated value of the rights acquired is less than the purchase price of a VCampus and the related development services, if any, provided by the Company, the third party pays the Company the difference.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

     Summary

     For the three months ended March 31, 1998, the Company incurred a net loss of $6,460,386 (or $1.70 per share) compared to a net loss of $1,096,031 (or $0.34 per share) for the three months ended March 31, 1997. The net loss for the three months ended March 31, 1998 includes approximately $2,300,000 (or $0.60 per share) of nonrecurring items related to reorganization costs, additional reserves for uncollectible accounts receivable and the write down of certain deferred content acquisition and development costs. Total revenues for the three months ended March 31, 1998 reached $3,600,860, up from $1,201,040 for the three months ended March 31, 1997. This increase consisted primarily of HTR, Teletutor and Ivy revenues. Total costs and expenses were $9,931,394 during the three months ended March 31, 1998 compared to costs of $2,483,299 for the three months ended March 31, 1997. This increase was primarily due to the previously mentioned non-recurring costs, the addition of HTR, Teletutor and Ivy costs and expenses, and increased operating costs related to the expansion of operations.

     Net Revenues

     Net revenues increased from $1,201,040 for the three months ended March 31, 1997 to $3,600,860 for the three months ended March 31, 1998.

     Revenues for the three months ended March 31, 1998 included $1,673,817 (46% of net revenues) of instructor-led training revenues. The Company had no such revenues prior to the acquisition of HTR in October 1997.

     Product sales revenues increased from $91,957 (8% of net revenues) for the three months ended March 31, 1997 to $950,206 (26% of net revenues) for the three months ended March 31, 1998. The increase in product sales revenue was primarily due to the inclusion of the results of Ivy, Teletutor and HTR for the entire first quarter of 1998.

     Other service revenues increased from $95,184 (8% of net revenues) for the three months ended March 31, 1997 to $565,651 (16% of net revenues) for the three months ended March 31, 1998. The increase in other service revenues was primarily due to the inclusion of the results of HTR in the three months ended March 31, 1998.

     Online tuition revenues increased from $131,254 for the three months ended March 31, 1997 to $272,205 for the three months ended March 31, 1998, as the Company continued to expand its business. As a percentage of net revenues, online tuition revenues decreased from 11% to 8% for the three months ended March 31, 1997 and 1998, respectively, due to the increase in net revenues from period to period.

     Virtual campus software revenues decreased from $375,000 (31% of net revenues) for the three months ended March 31, 1997, to $42,500 (1% of net revenues) for the three months ended March 31, 1998. As of January 1, 1998, the Company adopted SOP 97-2. Accordingly, as of that date, the Company began recognizing revenue from sales of VCampus licenses ratably over the duration of such licenses. During 1997, the Company recognized revenues from sales of VCampus licenses when the VCampus was delivered to the customer, in accordance with the AICPA Statement of Position 91-1, "Software Revenue Recognition" ("SOP 91-1"). The change in accounting policies and a decrease in the number of VCampus licenses sold were the primary reasons for the decline in virtual campus software revenues from period to period.

     Development and other revenues decreased from $507,645 (42% of net revenues) for the three months ended March 31, 1997 to $96,481 (3% of net revenues) for the three months ended March 31, 1998. Development and other revenues for 1998 primarily related to courseware conversion contracts between the Company and customers. Development and other revenues for the three months ended March 31, 1997 primarily related to an agreement with one customer that provided funding for the development of a custom VCampus in exchange for a share of the future net revenues derived from the operation of such campus and warrants to purchase Common Stock of the Company.

  Cost of Revenues

     Total cost of revenues increased from $119,375 for the three months ended March 31, 1997 to $2,582,899 for the three months ended March 31, 1998. The increase in absolute dollars was primarily due to the inclusion of the results of operations of Ivy, Teletutor and HTR in the 1998 period. Cost of revenues as a percentage of net revenues increased from 10% to 72% for the three months ended March 31, 1997 and 1998, respectively, primarily due to the inclusion of the results of HTR in the 1998 period. Unlike UOL's, HTR revenues have more direct costs associated with them, thus causing cost of revenues to be higher.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $707,814 for the three months ended March 31, 1997 to $1,630,558 for the three months ended March 31, 1998, but decreased as a percentage of net revenues from 59% to 45% primarily because net revenues increased. Sales and marketing expenses consisted primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. The increase in absolute dollars was primarily due to increased staffing and marketing campaigns, and the inclusion of the results of operations of Ivy, Teletutor and HTR.

     Product Development. Product development expenses increased from $1,182,724 for the three months ended March 31, 1997 to $2,716,619 for the three months ended March 31, 1998, but decreased as a percentage of net revenues from 98% to 75% primarily because net revenues increased. Product development expenses consisted primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The increase in absolute dollars was primarily attributable to the overall staffing and other cost increases aimed at maintaining and enhancing the Company's courseware library and VCampus software. The Company is incurring significant expenses to convert traditional educational and training content to online courseware. The inclusion of the results of Teletutor and HTR contributed to the increase in product development costs for the three months ended March 31, 1998. Product development costs for the three months ended March 31, 1998 are net of $314,549 of costs capitalized in accordance with the Company's policies. No product development costs were capitalized during the three months ended March 31, 1997. A first quarter 1998 write-off of approximately $750,000 for certain previously deferred content acquisition and development costs also contributed to the increase.

     General and Administrative. General and administrative expenses increased from $382,280 (32% of net revenues) for the three months ended March 31, 1997 to $1,900,513 (53% of net revenues) for the three months ended March 31, 1998. General and administrative expenses consisted primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. General and administrative costs for the three months ended March 31, 1998 also included approximately $1,075,000 of bad debt expense for certain of the Company's accounts receivable for which collection is considered doubtful. General and administrative expenses also increased due to the Company's overall growth including acquisitions.

     Depreciation and Amortization. Depreciation and amortization expense increased from $91,106 for the three months ended March 31, 1997 to $633,165 for the three months ended March 31, 1998. In August 1996, the Company recorded goodwill and other intangibles in connection with its acquisition of CTA in the amount of approximately $780,000, which amount is being amortized over a three- to ten-year period. In 1997 and 1998, the Company recorded aggregate goodwill and other intangibles of approximately $12,500,000 in connection with its acquisitions of Ivy, Teletutor and HTR. These amounts are being amortized over periods ranging from four to twelve years. The increase in depreciation is primarily attributable to additional purchases of computer equipment and other assets to support product development, technical operations and personnel needs.

     Reorganization Costs. During the three months ended March 31, 1998, he Company implemented a workforce reduction plan, which primarily reduced Teletutor's workforce and consolidated its sales, marketing, finance and administrative functions with those of UOL. The Company also eliminated and/or redefined certain positions within UOL and HTR to reduce costs and improve functionality. All significant costs associated with these workforce reductions have been paid or accrued as of March 31, 1998.

     Interest and Other Income (Expense). Interest income for the three months ended March 31, 1997 was $186,228, while interest expense for the three months ended March 31, 1998 was $129,852. Interest income was derived primarily from investing funds raised in the Company's private and public securities offerings during 1996. Interest expense was primarily incurred in connection with the Company's borrowings on its line of credit facility and term loan. See "Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had $5,229,804 in cash and cash equivalents. Since its inception, the Company has financed its operating cash flow needs primarily through offerings of equity securities and, to a lesser extent, borrowings, primarily from stockholders. Cash utilized in operating activities was $3,053,937 for the three months ended March 31, 1998 and $2,166,129 for the three months ended March 31, 1997. Use of cash was primarily attributable to the net loss recorded during the three months ended March 31, 1998.

     Cash utilized in investing activities was $1,065,449 for the three months ended March 31, 1998 and $627,350 for the three months ended March 31, 1997. The use of cash for investing activities was primarily attributable to purchases of equipment, software development costs that were capitalized, and approximately $356,000 paid to the former shareholder of Ivy pursuant to the acquisition agreement.

     Cash provided by financing activities was $6,643,700 for the three months ended March 31, 1998 while cash utilized in financing activities was $13,411 for the three months ended March 31, 1997. In March 1998, the Company raised $5,300,000 in a private placement of convertible Preferred Stock and warrants (the "Private Placement"). In this transaction, the Company issued approximately 626,300 shares of its Series C Preferred Stock, which are convertible into approximately 759,100 shares of Common Stock. The Company also issued five-year warrants to purchase approximately 626,300 shares of Common Stock at an exercise price of $8.46 per share (the five-day average of closing bid prices calculated prior to the closing of the transaction). If not previously converted, the Preferred Stock is redeemable at $12.69 per share upon sale or liquidation of the Company, or ten years after issuance. The Common Stock underlying both the Preferred Stock and the warrants has certain registration rights. Cash from financing activities in 1998 was primarily provided by the Private Placement and by borrowings on the Company's line of credit facility.

     In December 1997, the Company and its bank lender entered into (i) a $3,000,000 secured lending facility bearing interest at the LIBOR Market Index Rate plus 2.75%, and (ii) a $3,000,000 secured term loan bearing interest at the LIBOR Market Index Rate plus 3.5%, with all principal and interest due in April 1999. As of December 31, 1997, the Company was in violation of certain covenants related to its secured lending facility, which violation has been waived by the bank. In March 1998, the Company and its bank lender negotiated and agreed upon revised covenants under the facility, adjusting the terms to more appropriate expectations of the Company's financial performance. These new covenants were subject to the Company's ability to raise at least $5,300,000 of cash equity capital no later than April 15, 1998. The Private Placement satisfied this requirement. Pursuant to such revised covenants, the Company's borrowings are limited to the lesser of $1,500,000 or a percentage of its accounts receivable in accordance with an agreed upon schedule (borrowing base of $1,500,000 at March 31, 1998). The interest rate was increased to LIBOR plus 3.75%. Additionally, the repayment terms on the term loan were adjusted as follows:
$500,000 due on May 15, 1998; $1,000,000 due on July 15, 1998; and $1,500,000
due on November 15, 1998. Certain events that result in proceeds to the Company may accelerate the amounts payable by the Company for the term loan. The interest rate on the term loan has also been increased to LIBOR plus 3.75%. The Company has also committed on a best efforts basis to raise additional $2,700,000 in cash equity, and the Chairman and President have provided their personal guarantees until such time as the $3,000,000 term loan has been paid and the Company has raised additional cash equity of at least $2,700,000. As of March 31, 1998, the Company was in violation of certain of the revised covenants related to its secured lending facility. The Company and the bank are currently in negotiations concerning these violations. Although there can be no assurances, the Company believes that the issue will be resolved in a manner satisfactory to both parties.

     The Company expects negative cash flow from operations to continue for at least the next six to nine months as the online revenue stream matures and it continues product development and expansion of its sales and marketing and administrative capabilities. In late March, the Company reduced its workforce, which is expected to provide annual savings of approximately $2,000,000. At the same time, the Company implemented measures to curtail the rate of discretionary spending. The Company recognizes the need to raise additional funding to meet its working capital requirements and is considering all of its alternatives, including continuing its efforts to obtain financing through additional equity or debt financings, which may not be available on favorable terms, or at all. If the Company does not address its funding needs soon, it will be materially adversely affected. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects, and uses cash for additional acquisitions.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (a) No modifications.

     (b) No limitations or qualifications.

     (c) From January 1, 1998 to March 31, 1998, the Company has issued the following unregistered securities:

          1. 626,293 shares of Series C redeemable convertible Preferred Stock to certain accredited investors; and

          2. Warrants to purchase 626,293 shares of Common Stock to certain accredited investors.

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

ITEM 6. EXHIBITS

     (a) Exhibits

     10.9 1996 Stock Plan, as amended

     10.29 First Union loan amendment documents dated March 31, 1998

     10.30 Series C Preferred Stock and Warrant Purchase Agreement.

     10.31 Registration Rights Agreement, dated March 31, 1998

     11.1 Statement Re: Computation of Per Share Loss

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     (b) Reports on Form 8-K

     On January 16, 1998, the Company filed an amendment to its November 17, 1997 Current Report of Form 8-K. The amendment included the financial information required by Item 7 of Form 8-K with respect to the acquisition of HTR.

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

                                          UOL PUBLISHING, INC.

                                          By:   /s/ NARASIMHAN P. KANNAN
                                            ------------------------------------
                                                    Narasimhan P. Kannan
                                                  Chief Executive Officer

                                          By:  /s/ JOANNE O'ROURKE HINDMAN
                                            ------------------------------------
                                                  Joanne O'Rourke Hindman
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                          Officer)

Date: May 15, 1998