Form 10-Q
period 1998-06-30
UOL PUBLISHING INC
filed 1998-08-14
CIK 943742

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

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

        COMMON STOCK, $0.01 PAR VALUE                         3,826,357 SHARES
                   (Class)                            (Outstanding at August 14, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                           -------------------------   --------------------------
                                              1997          1998          1997           1998
                                           -----------   -----------   -----------   ------------
Revenues:
  Instructor-led training revenues.......  $        --   $ 1,428,723   $        --   $  3,102,540
  Product sales revenues.................      732,206       877,005       824,163      1,827,211
  Other service revenues.................       81,108       594,960       176,292      1,160,611
  Online tuition revenues................      272,839       258,177       404,093        530,382
  Virtual campus software revenues.......      750,000           834     1,125,000         43,334
  Development and other revenues.........      680,623       267,772     1,188,268        364,253
                                           -----------   -----------   -----------   ------------
Net revenues.............................    2,516,776     3,427,471     3,717,816      7,028,331
Costs and expenses:
  Cost of revenues.......................      283,067     2,393,360       402,442      4,976,259
  Sales and marketing....................      826,370     1,636,766     1,534,184      3,267,324
  Product development....................    1,012,228     1,796,146     2,194,952      4,512,765
  General and administrative.............      353,848       648,188       736,128      2,548,701
  Depreciation and amortization..........      154,648       590,389       245,754      1,223,554
  Acquired in-process research,
     development and content.............    2,700,000            --     2,700,000             --
  Reorganization costs...................           --       928,870            --      1,396,510
                                           -----------   -----------   -----------   ------------
Total costs and expenses.................    5,330,161     7,993,719     7,813,460     17,925,113
                                           -----------   -----------   -----------   ------------
Loss from operations.....................   (2,813,385)   (4,566,248)   (4,095,644)   (10,896,782)
Interest income (expense)................      134,597      (165,018)      320,825       (294,870)
                                           -----------   -----------   -----------   ------------
Net loss.................................  $(2,678,788)  $(4,731,266)  $(3,774,819)  $(11,191,652)
                                           ===========   ===========   ===========   ============
Net loss per share.......................  $     (0.84)  $     (1.24)  $     (1.18)  $      (2.93)
                                           ===========   ===========   ===========   ============
Net loss per share -- assuming
  dilution...............................  $     (0.84)  $     (1.24)  $     (1.18)  $      (2.93)
                                           ===========   ===========   ===========   ============

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,     JUNE 30,
                                                                  1997           1998
                                                              ------------   ------------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  2,705,490   $  2,246,154
  Accounts receivable, less allowance of approximately
     $739,000 and $1,779,000 at December 31, 1997 and June
     30, 1998, respectively.................................     4,413,170      3,325,929
  Loans receivable from related parties.....................       133,516        164,504
  Prepaid expenses and other current assets.................       481,516        265,737
                                                              ------------   ------------
Total current assets........................................     7,733,692      6,002,324
Property and equipment, net.................................     2,809,619      2,897,665
Capitalized software costs and courseware development costs,
  net.......................................................     2,354,159      2,080,414
Acquired online publishing rights, net......................       845,000        574,560
Other assets................................................       358,208        334,881
Goodwill and other intangible assets, net...................    12,364,554     12,060,530
                                                              ------------   ------------
Total assets................................................  $ 26,465,232   $ 23,950,374
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  6,398,488   $  6,312,216
  Notes payable -- current portion..........................     4,551,950      4,845,644
  Deferred revenues.........................................       572,390        866,127
                                                              ------------   ------------
Total current liabilities...................................    11,522,828     12,023,987
  Notes payable, less current portion.......................     1,531,121        685,978
                                                              ------------   ------------
Total liabilities...........................................    13,053,949     12,709,965
                                                              ------------   ------------
Stockholders' equity:
  Series C convertible Preferred Stock, $0.01 par value per
     share:
     1,000,000 shares authorized; no shares issued and
       outstanding at December 31, 1997; 626,293 shares
       issued and outstanding at June 30, 1998..............            --          6,263
  Series D convertible Preferred Stock, $0.01 par value per
     share:
     1,200,000 shares authorized; no shares issued and
       outstanding at December 31, 1997; 1,082,625 shares
       issued and outstanding at June 30, 1998..............            --         10,826
  Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 3,785,210 and 3,825,587 shares issued and
     outstanding at December 31, 1997 and June 30, 1998,
     respectively...........................................        37,852         38,256
  Additional paid-in capital................................    40,901,196     52,124,466
  Preferred Stock subscribed................................            --     (2,219,985)
  Accumulated deficit.......................................   (27,527,765)   (38,719,417)
                                                              ------------   ------------
Total stockholders' equity..................................    13,411,283     11,240,409
                                                              ============   ============
Total liabilities and stockholders' equity..................  $ 26,465,232   $ 23,950,374
                                                              ============   ============

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $(3,774,819)  $(11,191,652)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      252,108      1,549,074
  Non-monetary transaction revenues.........................     (315,000)            --
  Acquired in-process research, development and content.....    2,700,000             --
  Net write-off of acquired online publishing rights........           --        241,000
  Net write-off of capitalized courseware development
     costs..................................................           --        502,669
  Stock option and stock warrant compensation...............       54,350             --
  Increase in allowance for doubtful accounts...............           --      1,039,991
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable.............   (1,419,516)        47,250
     (Increase) decrease in prepaid expenses and other
      current assets........................................     (534,753)       215,779
     (Increase) decrease in other assets....................       (3,816)        23,327
     Increase (decrease) in accounts payable and accrued
      expenses..............................................     (181,142)       301,127
     Increase (decrease) in accrued interest................           --         59,315
     Increase (decrease) in deferred revenues...............       53,774        293,737
                                                              -----------   ------------
Net cash used in operating activities.......................   (3,168,814)    (6,918,383)

INVESTING ACTIVITIES
Purchases of property and equipment.........................     (619,407)      (601,767)
Capitalized software and courseware development costs.......     (438,387)      (525,002)
Acquisitions of businesses, net of cash acquired............   (3,214,435)            --
Additions to intangible assets..............................     (219,977)      (355,810)
Advances under loans receivable from related parties........           --        (30,988)
                                                              -----------   ------------
Net cash used in investing activities.......................   (4,492,206)    (1,513,567)

FINANCING ACTIVITIES
Proceeds from exercises of stock warrants and options.......           --         75,922
Proceeds from Series C convertible Preferred Stock..........           --      5,244,824
Proceeds from Series D convertible Preferred Stock..........           --      2,895,561
Adjustment of expenses related to the initial public
  offering..................................................       11,225             --
Proceeds from short-term debt...............................      157,500      1,594,902
Repayments of short-term borrowings.........................      (83,068)    (1,838,595)
                                                              -----------   ------------
Net cash provided by (used in) financing activities.........       85,657      7,972,614
                                                              -----------   ------------
Net increase (decrease) in cash and cash equivalents........   (7,575,363)      (459,336)
Cash and cash equivalents at the beginning of the period....   15,474,030      2,705,490
                                                              -----------   ------------
Cash and cash equivalents at the end of the period..........  $ 7,898,667   $  2,246,154
                                                              ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $     9,309   $    188,165
                                                              ===========   ============

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

     During the three months ended June 30, 1997, one customer individually represented 16.7% of net revenues. During the three months ended June 30, 1998, no individual customer represented more than 10% of net revenues.

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

ACQUIRED ONLINE PUBLISHING RIGHTS

     During 1997, the Company acquired rights to publish certain courseware in an online format. In most cases, this courseware, at the time of licensing to the Company, was in a non-online format, i.e., CD-ROM, diskette or printed formats. The Company capitalizes the costs to acquire this content. The Company amortizes acquired online publishing rights based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the product, typically two to four years. Amortization begins when the online course becomes available for sale.

     In March 1998, the Company wrote off approximately $250,000 of acquired online publishing rights to courses belonging to certain industry segments that the Company does not anticipate pursuing in the immediate future.

IMPAIRMENT OF LONG-LIVED ASSETS

     At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The Company made no adjustments to its assets during the three months ended June 30, 1998.

                              UOL PUBLISHING, INC.

     During the three months ended March 31, 1998, the Company wrote off approximately $500,000 in capitalized courseware development costs and approximately $250,000 in capitalized acquired online publishing rights. (See Note B)

CONCENTRATION OF CREDIT RISK

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses. As of June 30, 1998, management deemed such reserves to be adequate.

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

IVY SOFTWARE, INC.

     In March 1997, the Company acquired Ivy Software, Inc. ("Ivy"), a Virginia corporation that develops and distributes business and accounting software for the academic education market, for $314,000 in cash and

                              UOL PUBLISHING, INC.

potential future payments not to exceed approximately $862,000, which are based upon integration of operations, conversion of software and operating results. In connection with this transaction, the President and sole shareholder of Ivy entered into a three-year consulting agreement with the Company. In conjunction with the acquisition, the Company recorded goodwill in the amount of $300,000, which was subsequently adjusted to $869,643 upon scheduled payments to the former shareholder of Ivy.

COOPER & ASSOCIATES, INC. (D/B/A TELETUTOR)

     In April 1997, the Company acquired Cooper & Associates, Inc., d/b/a Teletutor ("Teletutor"), an Illinois corporation that develops, distributes and supports computer-based training courses for the data and telecommunications industry. The terms of the transaction included a $3,000,000 cash payment at closing and $2,000,000 (which includes principal payments and interest) to be paid in three ratable installments, on the first, second and third anniversary dates of the acquisition. During the three months ended June 30, 1998, the Company made the first scheduled payment to the former shareholders of Teletutor in the amount of $666,667. In conjunction with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets as follows: (i) $829,575 to developed content, $273,858 to workforce, $456,875 to trademarks and names, $456,875 to customer base and contracts and $5,138 to goodwill and (ii) $2,700,000 to acquired in-process research, development and content.

     The Company's management, in accordance with its impairment policy for long-lived assets, determined that the Teletutor employee workforce asset had been impaired as of December 31, 1997 due to planned workforce reductions. As a result, the Company wrote-off the carrying amount of the asset, which was approximately $250,000. This amount was included in reorganization and non-recurring expenses in the statements of operations for the year ended December 31, 1997.

HTR, INC.

     In October 1997, the Company acquired HTR, Inc. ("HTR"), a Delaware corporation primarily engaged in the business of providing technical training, publishing and consulting services for the information technology industry. UOL acquired HTR for common stock, warrants and options totaling 620,000 shares in exchange for all of the outstanding equity securities of HTR. In addition, UOL paid the former HTR stockholders $600,000 in a combination of cash and short-term notes and assumed approximately $3,500,000 of HTR debt. The executive officers of HTR will receive bonuses granted in conjunction with the signing of three-year employment agreements no later than December 31, 1998. As of June 29, 1998, the executive officers of HTR agreed to convert approximately $420,000 of their sign-on bonuses and $320,000 of acquisition related indebtedness into 134,447 shares of UOL Series D convertible Preferred Stock. In addition, UOL created a stock option pool of 180,000 shares of Common Stock and an incentive bonus pool with a potential payout not to exceed approximately $3,300,000 for three years, contingent upon the financial performance of HTR. In May 1998, the Company's Board of Directors repriced the 180,000 options from $23 to $13 per share, in consideration for amendments to the employment agreements between the Company and each of the HTR executive officers pursuant to which the incentive bonus pool was reduced from a maximum of $3,300,000 to a maximum of $1,500,000 over three years. In conjunction with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets as follows (i) $8,010,590 to goodwill, $700,000 to developed content, $500,000 to workforce, $600,000 to trademarks and names, and (ii) $8,400,000 to acquired in-process research, development and content.

NOTE D -- EQUITY TRANSACTIONS

     In March 1998, the Company raised approximately $5,300,000 in a private placement of its Series C convertible Preferred Stock and warrants (the "Series C Private Placement"). In this transaction, the Company issued 626,293 shares of its Series C Preferred Stock, which are convertible into approximately

                              UOL PUBLISHING, INC.

759,100 shares of Common Stock. The Company also issued five-year warrants to purchase 626,293 shares of Common Stock at an exercise price of $8.46 per share (the five-day average of closing bid prices calculated prior to the closing of the transaction). The Series C convertible Preferred Stock has a liquidation preference of $12.69 per share upon sale or liquidation of the Company. The Company Stock underlying both the Series C convertible Preferred Stock and the warrants has certain registration rights. In June 1998, the Company raised approximately $5,200,000 in a private placement of its Series D convertible Preferred Stock (the "Series D Private Placement"). In this transaction, the Company issued 1,082,625 shares of its Series D convertible Preferred Stock, which are convertible into Common Stock on a one-to-one ratio. 137,174 of such shares and 5,194 shares of UOL Common Stock were issued in connection with the conversion of approximately $805,000 of indebtedness mainly to certain former shareholders of HTR. The non-cash portion of this transaction has been excluded from the consolidated statements of cash flows.

NOTE E -- NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                           -------------------------   --------------------------
                                              1997          1998          1997           1998
                                           -----------   -----------   -----------   ------------
Numerator:
Net loss.................................  $(2,678,788)  $(4,731,266)  $(3,774,819)  $(11,191,652)
                                           ===========   ===========   ===========   ============
Denominator:
Denominator for basic earnings per
  share -- weighted-average shares.......    3,186,167     3,822,299     3,186,167      3,816,898
                                           ===========   ===========   ===========   ============
Denominator for diluted earnings per
  share -- adjusted weighted-average
  shares.................................    3,186,167     3,822,299     3,186,167      3,816,898
                                           ===========   ===========   ===========   ============
Basic net loss per share.................  $     (0.84)  $     (1.24)  $     (1.18)  $      (2.93)
                                           ===========   ===========   ===========   ============
Diluted net loss per share...............  $     (0.84)  $     (1.24)  $     (1.18)  $      (2.93)
                                           ===========   ===========   ===========   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, risks and uncertainties relating to dependence on strategic partners and third party relationships, management of rapid growth, dependence on online distribution, the risks and the Company's payment obligations relating to acquisitions, security risks, government regulations, regulatory filings and competition.

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

     The Company was formed in 1984 as IMSATT Corporation, a multimedia research and development company. In 1991, the Company acquired from Control Data certain rights to resell the CYBIS online courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. In 1993, the Company modified its business focus to capitalize on market opportunities for online education resulting from technological advances relating to the Internet. Subsequently, the Company raised additional financing and focused its development efforts on migrating its technology to the Web in preparation for the launch of its first Web-based course in November 1995. Under the current business model, UOL's revenues are derived from five primary sources: instructor-led training revenues; product sales revenues; other service revenues; online tuition revenues; and other service revenues. Instructor-led training revenues are generated from on-site and classroom training fees. Product sales revenues are derived from the sale of computer-based training ("CBT") courses that are delivered through traditional CBT format (e.g. CD-ROM). Other service revenues consist primarily of monthly fees generated by the licensing and maintenance of the CYBIS courseware under the Control Data subcontracts and from consulting services. Online tuition revenues are generated primarily from online tuition derived from business and academic customers. Development and other revenues consist primarily of fees paid to the Company for developing and converting courseware. While prior to 1997 other service revenues have represented a substantial majority of the Company's revenues and in 1998 instructor-led training revenues and product sales revenues have also contributed significantly to total revenues, the Company believes that online revenues and product sales will become the primary sources of its revenues in the future.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Summary

     Excluding non-recurring costs, the Company incurred a net loss of $3,802,396 (or $0.99 per share) for the three months ended June 30, 1998 as compared to net income of $21,212 for the three months ended June 30, 1997. Non-recurring costs for the three months ended June 30, 1998 included $928,870 (or $0.25 per share) for costs incurred pursuant to a management reorganization plan. Non-recurring costs for the three months ended June 30, 1997, included $2,700,000 (or $0.85 per share) for acquired in-process research and development costs related to the acquisition of Teletutor in April 1997. Total revenues for the three months ended June 30, 1998 were $3,427,471 as compared to $2,516,776 for the three months ended June 30, 1997. The increase in revenues was primarily due to the acquisitions of HTR, Teletutor, and Ivy, which was offset somewhat by decreases in VCampus software and development and other revenues. These declines reflect the Company's new marketing strategy to move the Company away from VCampus software licensing towards sales of online courseware subscriptions. Excluding the non-recurring costs described above, total costs and expenses were $7,064,849 during the three months ended June 30, 1998 as compared to costs of $2,630,161 for the three months ended June 30, 1997. The increase was primarily due to the addition of HTR, Teletutor and Ivy expenses and increased operating costs related to the expansion of operations.

     Net Revenues

     Net revenues increased from $2,516,776 for the three months ended June 30, 1997 to $3,427,471 for the three months ended June 30, 1998.

     Revenues for the three months ended June 30, 1998 included $1,428,723 (42% of net revenues) for instructor-led training revenues. The Company had no such revenues prior to the acquisition of HTR in October 1997.

     Product sales revenues increased from $732,206 (29% of net revenues) for the three months ended June 30, 1997 to $877,005 (25% of net revenues) for the three months ended June 30, 1998. The increase in product sales revenue was primarily due to the inclusion of the results of Ivy, Teletutor and HTR for the entire second quarter of 1998.

     Other service revenues increased from $81,108 (3% of net revenues) for the three months ended June 30, 1997 to $594,960 (17% of net revenues) for the three months ended June 30, 1998. The increase in other service revenues was primarily due to the inclusion of the results of HTR in the three months ended June 30, 1998.

     Online tuition revenues decreased from $272,839 (11% of net revenues) for the three months ended June 30, 1997 to $258,177 (8% of net revenues) for the three months ended June 30, 1998. The number of revenue-generating customers increased significantly in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. However, a one-time joint venture accounted for more than 50% of online tuition revenues for the three month period ended June 30, 1997. As a percentage of net revenues, online tuition revenues decreased from 11% to 8% for the three months ended June 30, 1997 and 1998, respectively, due to the decrease in such revenues and increase in total net revenues from period to period.

     Virtual campus software revenues decreased from $750,000 (30% of net revenues) for the three months ended June 30, 1997 to $834 for the three months ended June 30, 1998. The decrease is due primarily to the implementation of the Company's new marketing strategy designed to move the Company away from VCampus software licensing towards the sale of online courseware subscriptions. Additionally, as of January 1, 1998, the Company adopted SOP 97-2. Accordingly, as of that date, the Company began recognizing revenue from sales of VCampus licenses ratably over the duration of such licenses. During 1997, the Company recognized revenues from sales of VCampus licenses when the VCampus was delivered to the customer, in accordance with the AICPA Statement of Position 91-1, "Software Revenue Recognition" ("SOP 91-1").

     Development and other revenues decreased from $680,623 (27% of net revenues) for the three months ended June 30, 1997 to $267,772 (8% of net revenues) for the three months ended June 30, 1998. Development and other revenues for 1998 have been primarily related to courseware conversion contracts between the Company and customers. Development and other revenues for the three months ended June 30, 1997 were primarily related to an agreement with one customer that provided funding for the development of a custom VCampus in exchange for a share of the future net revenues derived from the operation of such campus and warrants to purchase Common Stock of the Company.

  Cost of Revenues

     Total cost of revenues increased from $283,067 for the three months ended June 30, 1997 to $2,393,360 for the three months ended June 30, 1998. The increase in absolute dollars was primarily due to the inclusion of the results of operations of HTR, Teletutor, and Ivy in the 1998 period. Cost of revenues as a percentage of net revenues increased from 11% to 70% for the three months ended June 30, 1997 and 1998, respectively, primarily due to the inclusion of instructor-led training revenues which have higher direct costs than the other sources of revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $826,370 (33% of net revenues) for the three months ended June 30, 1997 to $1,636,766 (48% of net revenues) for the three months ended June 30, 1998. Sales and marketing expenses consist primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. The increase in absolute dollars was primarily due to increased staffing and marketing campaigns, and the inclusion of the results of operations of Ivy, Teletutor and HTR. The increase as a percentage of net revenues was primarily due to lower online related sales as the Company implements a new marketing strategy focused on online courseware subscriptions.

     Product Development. Product development expenses increased from $1,012,228 (40% of net revenues) for the three months ended June 30, 1997 to $1,796,146 (52% of net revenues) for the three months ended June 30, 1998. Product development expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The increase in absolute dollars was primarily attributable to overall staffing and other cost increases aimed at maintaining and enhancing the Company's courseware library and VCampus software. The increase as a percentage of net revenues was primarily due to an increase in the production of online courseware. The inclusion of the results of Teletutor and HTR also contributed to the increase in product development costs for the three months ended June 30, 1998.

     General and Administrative. General and administrative expenses increased from $353,848 (14% of net revenues) for the three months ended June 30, 1997 to $648,188 (19% of net revenues) for the three months ended June 30, 1998. General and administrative expenses consisted primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. The increase in general and administrative expenses was primarily due to increased due to the Company's overall growth including acquisitions.

     Depreciation and Amortization. Depreciation and amortization expense increased from $154,648 for the three months ended June 30, 1997 to $590,389 for the three months ended June 30, 1998. The increase is primarily related to an increase in amortization expense as a result of the acquisitions of Ivy, Teletutor and HTR. The increase in depreciation is primarily attributable to additional purchases of computer equipment and other assets to support product development, technical operations and personnel needs.

     Reorganization Costs. During the three months ended June 30, 1998, the Company continued implementing a plan to reduce workforce and close office facilities. Workforce reductions occurred primarily in the product development and administrative areas. In connection with this reorganization, the Company closed its HTR training facilities in the Los Angeles, CA and Baltimore, MD, and a UOL sales and marketing office in McLean, VA. The In addition, the Company plans to relocate certain sales and administrative staff to smaller facilities, and plans to consolidate the production of certain products into one production facility located in Texas. Total restructuring costs of $928,870 were comprised of $751,454 in severance and other benefits and $177,416 primarily related to the closing of office facilities. All significant costs associated with these workforce reductions have been paid or accrued as of June 30, 1998.

     Interest Income (Expense). Interest income (net) for the three months ended June 30, 1997 was $134,597, while interest expense (net) for the three months ended June 30, 1998 was $165,018. Interest income was derived primarily from investing funds raised in the Company's private and public securities offerings during 1996. Interest expense was primarily incurred in connection with the Company's borrowings on its line of credit facility and term loan. See "Liquidity and Capital Resources".

  Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Summary

     Excluding non-recurring costs, the Company incurred a net loss of $9,795,142 (or $2.56 per share) for the six months ended June 30, 1998 as compared to net loss of $1,074,819 (or $0.34 per share) for the six months ended June 30, 1997. Non-recurring costs for the six months ended June 30, 1998 included $1,396,510 (or $0.37 per share) of costs incurred pursuant to a management reorganization plan. Non-recurring costs for the six months ended June 30, 1997, included $2,700,000 (or $0.85 per share) for acquired in-process research and development costs related to the acquisition of Teletutor in April 1997. Total revenues for the six months ended June 30, 1998 were $7,028,331 as compared to $3,717,816 for the six months ended June 30, 1997. The increase in revenues was primarily due to the acquisitions of HTR, Teletutor, and Ivy which was offset somewhat by decreases in VCampus software, and development and other revenues. These declines reflect the Company's new marketing strategy to move away from VCampus software licensing towards sales of online courseware subscriptions. Excluding the non-recurring costs described above, total costs and expenses were $16,528,603 during the six months ended June 30, 1998 as compared to costs of $5,113,460 for the six months ended June 30, 1997. The increase was primarily due to the addition of HTR, Teletutor and Ivy costs, and increased operating costs related to the expansion of operations.

     Net Revenues

     Net revenues increased from $3,717,816 for the six months ended June 30, 1997 to $7,028,331 for the six months ended June 30, 1998.

     Revenues for the six months ended June 30, 1998 included $3,102,540 (44% of net revenues) of instructor-led training revenues. The Company had no such revenues prior to the acquisition of HTR in October 1997.

     Product sales revenues increased from $824,163 (22% of net revenues) for the six months ended June 30, 1997 to $1,827,211 (26% of net revenues) for the six months ended June 30, 1998. The increase in product sales revenue was primarily due to the inclusion of the results of HTR, Teletutor, and Ivy for the entire six month period ended June 30, 1998.

     Other service revenues increased from $176,292 (5% of net revenues) for the six months ended June 30, 1997 to $1,160,611 (16% of net revenues) for the six months ended June 30, 1998. The increase in other service revenues was primarily due to the inclusion of the results of HTR in the six months ended June 30, 1998.

     Online tuition revenues increased from $404,093 (11% of net revenues) for the six months ended June 30, 1997 to $530,382 (8% of net revenues) for the six months ended June 30, 1998. The number of revenue generating customers increased significantly for the six month period ended June 30, 1998 as compared to the same period in the prior year. As a percentage of net revenues, online tuition revenues decreased from 11% to 8% for the six months ended June 30, 1997 and 1998, respectively, due to the increase in total net revenues from period to period.

     Virtual campus software revenues decreased from $1,125,000 (30% of net revenues) for the six months ended June 30, 1997, to $43,334 (1% of net revenues) for the six months ended June 30, 1998. The decrease is due primarily to a transition of the Company's marketing strategy from VCampus software licensing to sales of online courseware subscriptions. In addition, as of January 1, 1998, the Company adopted SOP 97-2, which requires the Company to recognize revenue from sales of VCampus licenses ratably over the duration of such licenses. During 1997, the Company recognized revenues from sales of VCampus licenses when the VCampus was delivered to the customer, in accordance with 91-1.

     Development and other revenues decreased from $1,188,268 (32% of net revenues) for the six months ended June 30, 1997 to $364,253 (5% of net revenues) for the six months ended June 30, 1998. Development and other revenues for 1998 have been primarily related to courseware conversion contracts between the Company and customers. Development and other revenues for the six months ended June 30, 1997 were primarily related to an agreement with one customer that provided funding for the development of a custom VCampus in exchange for a share of the future net revenues derived from the operation of such campus and warrants to purchase Common Stock of the Company.

  Cost of Revenues

     Total cost of revenues increased from $402,442 for the six months ended June 30, 1997 to $4,976,259 for the six months ended June 30, 1998. The increase in absolute dollars was primarily due to the inclusion of the results of operations of Ivy, Teletutor and HTR in the 1998 period. Cost of revenues as a percentage of net revenues increased from 11% to 71% for the six months ended June 30, 1997 and 1998, respectively, primarily due to the inclusion of instructor-led training revenues, which have higher direct costs than the other sources of revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $1,534,184 (41% of net revenues) for the six months ended June 30, 1997 to $3,267,324 (47% of net revenues) for the six months ended June 30, 1998. Sales and marketing expenses consist primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. The increase in absolute dollars was primarily due to increased staffing and marketing campaigns, and the inclusion of the results of operations of Ivy, Teletutor and HTR. The increase as a percentage of net revenues was primarily due to lower online related sales as the Company implements a new marketing strategy focused on online courseware subscriptions.

     Product Development. Product development expenses increased from $2,194,952 (59% of net revenues) for the six months ended June 30, 1997 to $4,512,765 (64% of net revenues) for the six months ended June 30, 1998. Product development expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The increase in absolute dollars was primarily attributable to overall staffing and other cost increases aimed at maintaining and enhancing the Company's courseware library and VCampus software. The increase as a percentage of net revenues was primarily due to an increase in the production of online courseware. The inclusion of the results of Teletutor and HTR also contributed to the increase in product development costs for the six months ended June 30, 1998. A first quarter 1998 write-off of approximately $750,000 for certain previously deferred content acquisition and development costs also contributed to the increase in 1998.

     General and Administrative. General and administrative expenses increased from $736,128 (20% of net revenues) for the six months ended June 30, 1997 to $2,548,701 (36% of net revenues) for the six months ended June 30, 1998. General and administrative expenses consisted primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. General and administrative costs for the six months ended June 30, 1998 also included approximately $1,075,000 of bad debt expense for certain of the Company's accounts receivable for which collection is considered doubtful. General and administrative expenses also increased due to the Company's overall growth including acquisitions.

     Depreciation and Amortization. Depreciation and amortization expense increased from $245,754 for the six months ended June 30, 1997 to $1,223,554 for the six months ended June 30, 1998. The increase is primarily related to an increase in amortization expenses as a result of the acquisitions of Ivy, Teletutor and HTR. The increase in depreciation is primarily attributable to additional purchases of computer equipment and other assets to support product development, technical operations and personnel needs.

     Reorganization Costs. During the six months ended June 30, 1998, the Company implemented a plan to reduce workforce and close office facilities. Workforce reductions occurred primarily in the product development and administrative areas. In connection with this reorganization, the Company closed its training facilities in Los Angeles, CA and Baltimore, MD, and a sales and marketing office in McLean, VA. In addition, the Company plans to relocate certain sales and administrative staff to smaller facilities, and plans to move the production of certain products to its Texas facility. Total restructuring costs of $1,396,510 were comprised of $1,219,094 in severance and other benefits and $177,416 primarily related to the closing of office facilities. All significant costs associated with these workforce reductions have been paid or accrued as of June 30, 1998.

     Interest Income (Expense). Interest income (net) for the six months ended June 30, 1997 was $320,825, while interest expense (net) for the six months ended June 30, 1998 was $294,870. Interest income was derived primarily from investing funds raised in the Company's private and public securities offerings during 1996. Interest expense was primarily incurred in connection with the Company's borrowings on its line of credit facility and term loan. See "Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had $2,246,154 in cash and cash equivalents. Since its inception, the Company has financed its operating cash flow needs primarily through offerings of equity securities and, to a lesser extent, borrowings, primarily from stockholders. Cash utilized in operating activities was $6,918,383 for the six months ended June 30, 1998 and $3,168,814 for the six months ended June 30, 1997. Use of cash was primarily attributable to the net loss recorded during the six months ended June 30, 1998.

     Cash utilized in investing activities was $1,513,567 for the six months ended June 30, 1998 and $4,492,206 for the six months ended June 30, 1997. The use of cash for investing activities during the first six months of 1998 was primarily attributable to purchases of equipment, software development costs that were capitalized, and approximately $356,000 paid to the former shareholder of Ivy pursuant to the acquisition agreement.

     Cash provided by financing activities was $7,972,614 for the six months ended June 30, 1998 while cash utilized in financing activities was $85,657 for the six months ended June 30, 1997. In March 1998, the Company raised approximately $5,300,000 in a private placement of its Series C convertible Preferred Stock and warrants (the "Series C Private Placement"). In this transaction, the Company issued 626,293 shares of its Series C Preferred Stock, which are convertible into approximately 759,100 shares of Common Stock. The Company also issued five-year warrants to purchase 626,293 shares of Common Stock at an exercise price of $8.46 per share (the five-day average of closing bid prices calculated prior to the closing of the transaction). The Series C convertible Preferred Stock has a liquidation preference of $12.69 per share upon sale or liquidation of the Company. The Common Stock underlying both the Series C convertible Preferred Stock and the warrants has certain registration rights. In June 1998, the Company raised approximately $5,200,000 in a private placement of its Series D convertible Preferred Stock (the "Series D Private Placement"). In this transaction, the Company issued 1,082,625 shares of its Series D convertible Preferred Stock, which are convertible into Common Stock on a one-to-one ratio. 137,174 of such shares and 5,194 shares of UOL Common Stock were issued in connection with the conversion of approximately $805,000 of indebtedness mainly to certain former shareholders of HTR. The non-cash portion of this transaction has been excluded from the consolidated statements of cash flows. The Company drew $1,500,000 on its lending facilities and subsequently repaid its bank lender $1,000,000 during the six months ended June 30, 1998. In May 1998, the Company made the first out of three scheduled payments to the former shareholders of Teletutor in the amount of $666,667. Cash from financing activities in 1998 was primarily provided by the Series C and Series D Private Placements.

     In December 1997, the Company and its bank lender entered into (i) a $3,000,000 secured lending facility bearing interest at the LIBOR Market Index Rate plus 2.75%, and (ii) a $3,000,000 secured term loan bearing interest at the LIBOR Market Index Rate plus 3.5%, with all principal and interest due in April 1999. In March 1998, the Company and its bank lender negotiated and agreed upon revised covenants under the facility, adjusting the terms to more appropriate expectations of the Company's financial performance. Pursuant to such revised covenants, the Company's borrowings are limited to the lesser of $1,500,000 or a percentage of its accounts receivable in accordance with an agreed upon schedule (borrowing base of $1,500,000 at June 30, 1998). The interest rate was increased to LIBOR plus 3.75%. Additionally, the repayment terms on the term loan were adjusted as follows: $500,000 due on May 15, 1998; $1,000,000 due on July 15, 1998; and $1,500,000 due on November 15, 1998. Certain events that result in proceeds to the Company may accelerate the amounts payable by the Company for the term loan. The interest rate on the term loan has also been increased to LIBOR plus 3.75%. As a result of the Company's failure to comply with certain financial covenants, these terms were renegotiated on May 18, 1998 to accelerate the maturity date of the borrowing facilities to July 15, 1998 and increase the interest rates to LIBOR plus 4.00%. On July 15, 1998 the Company requested and was granted a maturity date extension to September 1, 1998 on the remaining $1,750,000 outstanding.

     During August 1998, the Company obtained a commitment for a secured lending facility with a new lending institution that will provide the Company with a $2,000,000 revolving line of credit and $500,000 term loan. Under the terms of the agreement, the Company may borrow the lesser of (i) $2,000,000 or (ii) a percentage of its accounts receivable in accordance with an agreed upon schedule. The revolving line of credit will bear interest at the bank prime rate plus 2.00% while the interest rate for the term loan will be the bank prime rate plus 2.50%. Both facilities will mature on February 15, 1999.

     In addition, during August 1998 the Company obtained a commitment for a secured term loan for $500,000 with another lending institution, which will be subordinated to the $2,500,000 facility described above. The note will bear interest rate at 12% annually and will be due on February 15, 1999.

     The Company expects negative cash flow from operations to continue for at least the next three months as the online revenue stream matures. During the first six months of 1998, the Company reduced its workforce by approximately 47% and closed four office facilities. This reorganization is expected to provide annual savings of approximately $6,000,000. In addition, the Company has implemented measures to curtail the rate of discretionary spending. The Company recognizes that it may need to raise additional funding to meet its working capital requirements and is considering all of its alternatives, including continuing its efforts to obtain financing through additional equity or debt financing, which may not be available on favorable terms, or at all. If the Company does not address its funding needs, it will be materially adversely affected. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects.

     The Company is in the process of completing an assessment of its year 2000 issues at it pertains to its information systems and those of its suppliers and customers. As such, the Company is not in a position to estimate the costs of becoming Year 2000 compliant nor can it presently estimate a timeframe for implementing required changes. Failure of these systems to become compliant could have a material adverse effect on the Company's financial position and results of operations.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (a) No modifications.

     (b) No limitations or qualifications.

     (c) From April 1, 1998 to June 30, 1998, the Company has issued the following unregistered securities:

          1. 1,082,625 shares of Series D redeemable convertible Preferred Stock to certain accredited investors.

          2. 5,194 shares of Common Stock to one accredited investor.

     The sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance upon Section 4(2) of the Act, or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Recipients of the securities in each such transaction represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions. All recipients had adequate access to information about the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on May 26, 1998. The following was a brief description of each matter voted upon at a meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

     (a) The stockholders elected the following persons as directors of the
Company: Narasimhan P. Kannan, Carl N. Tyson, Edson D. deCastro, John D. Sears, Kamyar Kaviani, William E. Kimberly, Barry K. Fingerhut, and Steven M.H. Wallman. The votes for and against (withheld) each nominee were as follows:

                                                               VOTES                        VOTES
                          NOMINEE                               FOR      VOTES WITHHELD   ABSTAINED
                          -------                            ---------   --------------   ---------
Narasimhan P. Kannan.......................................  2,753,609       13,313           0
Carl N. Tyson..............................................  2,753,609       13,313           0
Edson D. deCastro..........................................  2,753,609       13,313           0
John D. Sears..............................................  2,753,609       13,313           0
Kamyar Kaviani.............................................  2,748,447       18,745           0
William E. Kimberly........................................  2,753,609       13,313           0
Barry K. Fingerhut.........................................  2,753,609       13,313           0
Steven M.H. Wallman........................................  2,753,609       13,313           0

     (b) The stockholders approved amendments to the Company's 1996 Stock Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares with 1,468,015 shares voting for, 1,005,689 shares subject to broker non-votes, 282,378 shares voting against and 10,840 shares abstained.

     (c) The stockholders ratified the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998.

ITEM 5. OTHER INFORMATION

     Pursuant to recently amended Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as amended, a stockholder seeking to have a proposal considered at the Company's 1999 Annual Meeting of Stockholders must notify the Company by March 16, 1999 or the person appointed as proxies may exercise their discretionary voting authority on the proposal notwithstanding that the stockholders have not been advised of the proposal in the proxy statement.

ITEM 6. EXHIBITS

     (a) Exhibits

     10.9 1996 Stock Plan, as amended

     10.29 First Union loan amendments documents dated May 18, 1998 and July 15, 1998

     10.32 Series D Preferred Stock Purchase Agreement dated June 29, 1998

     10.33 Amended and Restated Registration Rights Agreement, dated June 29,
1998

     10.34 Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated June 26, 1998

     10.35 Amended Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock dated June 25, 1998

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     (b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

Date: August 14, 1998

                                 EXHIBIT INDEX

     10.9 1996 Stock Plan, as amended

     10.29 First Union loan amendments documents dated May 18, 1998 and July 15, 1998

     10.32 Series D Preferred Stock Purchase Agreement dated June 29, 1998

     10.33 Amended and Restated Registration Rights Agreement, dated June 29,
1998

     10.34 Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated June 26, 1998

     10.35 Amended Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock dated June 25, 1998

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.