Form 10-Q
period 1998-09-30
UOL PUBLISHING INC
filed 1998-11-13
CIK 943742

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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

       Registrant's telephone number, including area code:(703) 893-7800

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

        COMMON STOCK, $0.01 PAR VALUE                         3,839,117 SHARES
                   (Class)                           (Outstanding at November 13, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                            ------------------------   --------------------------
                                               1997         1998          1997           1998
                                            ----------   -----------   -----------   ------------
Net revenues:
  Instructor-led training revenues........  $       --   $ 1,610,581   $        --   $  4,713,121
  Product sales revenues..................     715,978       983,001     1,540,141      2,810,212
  Other service revenues..................      90,432       718,466       266,724      1,879,077
  Online tuition revenues.................     163,487       463,539       567,580        993,921
  Virtual campus software revenues........   1,487,000        29,669     2,612,000         73,003
  Development and other revenues..........     300,288       478,031     1,488,556        842,284
                                            ----------   -----------   -----------   ------------
Net revenues..............................   2,757,185     4,283,287     6,475,001     11,311,618
Costs and expenses:
  Cost of revenues........................     393,507     2,415,349       795,949      7,391,608
  Sales and marketing.....................     939,244     1,023,755     2,473,428      4,291,079
  Product development.....................     866,578       785,765     3,061,530      5,298,530
  General and administrative..............     436,306       510,859     1,172,434      3,059,560
  Depreciation and amortization...........     239,666       685,691       485,420      1,909,245
  Acquired in-process research,
     development and content..............          --            --     2,700,000             --
  Reorganization costs....................          --            --            --      1,396,510
                                            ----------   -----------   -----------   ------------
Total costs and expenses..................   2,875,301     5,421,419    10,688,761     23,346,532
                                            ----------   -----------   -----------   ------------
Loss from operations......................    (118,116)   (1,138,132)   (4,213,760)   (12,034,914)
Loss on sale of subsidiary................          --      (381,954)           --       (381,954)
Interest income (expense).................      46,271      (135,857)      367,096       (430,727)
                                            ----------   -----------   -----------   ------------
Net loss..................................     (71,845)   (1,655,943)   (3,846,664)   (12,847,595)
Accrued dividends to preferred
  stockholders............................          --       (75,858)           --        (75,858)
                                            ----------   -----------   -----------   ------------
Net loss available to common
  stockholders............................  $  (71,845)  $(1,731,801)  $(3,846,664)  $(12,923,453)
                                            ==========   ===========   ===========   ============
Net loss per share to common
  stockholders -- basic...................  $    (0.02)  $     (0.45)  $     (1.21)  $      (3.39)
                                            ==========   ===========   ===========   ============
Net loss per share -- assuming dilution...  $    (0.02)  $     (0.45)  $     (1.21)  $      (3.39)
                                            ==========   ===========   ===========   ============

                            See accompanying notes.

                             UOL PUBLISHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  2,705,490   $    384,473
  Accounts receivable, less allowance of approximately
     $739,000 and $1,765,000 at December 31, 1997 and
     September 30, 1998, respectively.......................     4,413,170      3,632,807
  Loans receivable from related parties.....................       133,516        167,504
  Loans receivable -- current...............................            --        339,623
  Prepaid expenses and other current assets.................       481,516        353,901
                                                              ------------   ------------
Total current assets........................................     7,733,692      4,878,308
Property and equipment, net.................................     2,809,619      2,662,653
Capitalized software costs and courseware development costs,
  net.......................................................     2,354,159      2,072,473
Acquired online publishing rights, net......................       845,000        558,560
Loans receivable -- non current.............................            --        195,047
Other assets................................................       358,208        198,262
Goodwill, net...............................................     8,833,040      7,698,710
Other intangible assets, net................................     3,531,514      2,892,384
                                                              ------------   ------------
Total assets................................................  $ 26,465,032   $ 21,156,397
                                                              ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  6,398,488   $  4,006,843
  Notes payable -- current portion..........................     4,551,950      2,855,521
  Deferred revenues.........................................       572,390        892,425
  Accrued dividends payable.................................            --         75,858
                                                              ------------   ------------
Total current liabilities...................................    11,522,828      7,830,647
  Deferred revenues -- non current..........................            --        173,000
  Notes payable, less current portion.......................     1,531,121      1,185,978
                                                              ------------   ------------
Total liabilities...........................................    13,053,949      9,189,625
                                                              ------------   ------------
Stockholders' equity:
  Series C convertible Preferred Stock, $0.01 par value per
     share; 1,000,000 shares authorized; no shares issued
     and outstanding at December 31, 1997; 626,293 shares
     issued and outstanding at September 30, 1998...........            --          6,263
  Series D convertible Preferred Stock, $0.01 par value per
     share share; 1,200,000 shares authorized; no shares
     issued and outstanding at December 31, 1997; 1,082,625
     shares issued and outstanding at September 30, 1998....            --         10,826
  Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 3,785,210 and 3,838,732 shares issued and
     outstanding at December 31, 1997 and September 30,
     1998, respectively.....................................        37,852         38,387
  Additional paid-in capital................................    40,901,196     52,362,514
  Accumulated deficit.......................................   (27,527,765)   (40,451,218)
                                                              ------------   ------------
Total stockholders' equity..................................    13,411,283     11,966,772
                                                              ============   ============
Total liabilities and stockholders' equity..................  $ 26,465,232   $ 21,156,397
                                                              ============   ============

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $(3,846,664)  $(12,847,595)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      519,492      2,357,586
  Loss on sale of subsidiary................................           --        381,954
  Non-monetary transaction revenues.........................     (745,000)            --
  Acquired in-process research, development and content.....    2,700,000             --
  Net write-off of acquired online publishing rights........           --        241,000
  Net write-off of capitalized courseware development
     costs..................................................           --        502,669
  Stock option and stock warrant compensation...............       73,350             --
  Increase in allowance for doubtful accounts...............           --      1,034,593
  Changes in operating assets and liabilities:
     (Increase) in accounts receivable......................   (2,198,461)      (317,012)
     (Increase) decrease in prepaid expenses and other
      current assets........................................     (418,398)       126,137
     (Increase) decrease in other assets....................      (17,125)        46,196
     (Decrease) in accounts payable and accrued expenses....     (476,600)    (1,348,138)
     Increase in deferred revenues..........................      398,623        493,035
                                                              -----------   ------------
Net cash used in operating activities.......................   (4,010,783)    (9,329,575)
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (999,641)      (661,784)
Acquired online publishing rights...........................      (60,000)            --
Capitalized software and courseware development costs.......   (1,304,595)      (669,322)
Acquisitions of businesses, net of cash acquired............   (3,214,435)            --
Additions to intangible assets..............................     (376,798)      (355,810)
Proceeds from sale of subsidiary............................           --         25,000
Advances under loans receivable from related parties........           --        (33,988)
                                                              -----------   ------------
Net cash used in investing activities.......................   (5,955,469)    (1,695,904)
FINANCING ACTIVITIES
Proceeds from exercise of stock warrants and options........           --         77,925
Proceeds from Series C convertible Preferred Stock..........           --      5,244,824
Proceeds from Series D convertible Preferred Stock..........           --      5,115,545
Adjustment of expenses related to the initial public
  offering..................................................        9,355             --
Proceeds from notes payable and short-term debt.............      157,500      4,142,833
Repayments of notes payable and short-term debt.............      (83,068)    (5,876,665)
                                                              -----------   ------------
Net cash provided by financing activities...................       83,787      8,704,462
                                                              -----------   ------------
Net decrease in cash and cash equivalents...................   (9,882,465)    (2,321,017)
Cash and cash equivalents at the beginning of the period....   15,474,030      2,705,490
                                                              -----------   ------------
Cash and cash equivalents at the end of the period..........  $ 5,591,565   $    384,473
                                                              ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $    13,940   $    343,858
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

     The Company recognizes product sales revenues, online tuition revenues and virtual campus software revenues in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company recognizes revenues from product sales upon delivery of the product to the customer, provided no obligations, other than telephone support, remain. Telephone support costs are accrued when the related revenues are recognized. For online tuition fees, revenue is recognized at the time the student has registered for the selected course and is contractually obligated to pay for the course or, for academic partners, the drop/add period has expired. For prepaid online tuition fees and virtual campus software revenues, which are derived from sales of VCampus licenses, the Company recognizes revenue ratably over the period during which customers are entitled to use the courseware and the duration of the VCampus licenses, respectively.

     Development and other revenues earned under courseware conversion contracts are recognized using the percentage-of-completion method. For these contracts, revenues are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

     During the three months ended September 30, 1997, one customer individually represented 12.7% of net revenues. During the three months ended September 30, 1998, no individual customer represented more than 10% of net revenues.

CAPITALIZED SOFTWARE COSTS

     Capitalization of software costs begins upon the establishment of technological feasibility, which management deems to occur upon the completion of a working model of the Company's VCampus product. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of

                              UOL PUBLISHING, INC.

(a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the VCampus, estimated to be three years. It is possible that those estimates of future gross revenues, the remaining economic life of the products, or both may be reduced as a result of future events.

CAPITALIZED COURSEWARE DEVELOPMENT COSTS

     Capitalization of courseware development costs begins upon the establishment of technological feasibility, which management deems to occur upon the completion of a working model of the relevant courseware. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized courseware development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the product, typically two to four years. It is possible that those estimates of future gross revenues, the remaining economic life of the products, or both may be reduced as a result of future events.

     In March 1998, the Company wrote off approximately $500,000 of courseware development costs for courses within certain industry segments that the Company does not anticipate pursuing in the immediate future, or courses that have not shown meaningful activity during a three- to nine-month publication period.

ACQUIRED ONLINE PUBLISHING RIGHTS

     During 1997, the Company acquired rights to publish certain courseware in an online format. In most cases, this courseware, at the time of licensing to the Company, was in a non-online format, i.e., CD-ROM, diskette or printed formats. During 1997, the Company capitalized some of the costs to acquire this content. The Company amortizes acquired online publishing rights based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining economic life of the product, typically two to four years. Amortization begins when the online course becomes available for sale.

     In March 1998, the Company wrote off approximately $250,000 of acquired online publishing rights to courses belonging to certain industry segments that the Company does not anticipate pursuing in the immediate future.

IMPAIRMENT OF LONG-LIVED ASSETS

     At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The Company made no adjustments to its assets during the three months ended September 30, 1998.

     During the three months ended March 31, 1998, the Company wrote off approximately $500,000 in capitalized courseware development costs and approximately $250,000 in capitalized acquired online publishing rights. (See above)

CONCENTRATION OF CREDIT RISK

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses. As of September 30, 1998, management deemed such reserves to be adequate.

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

     Costs of product sales revenue consist of the production and shipping costs to create and distribute the diskettes and other education materials such as manuals.

     Costs of online tuition revenues include costs related to the amortization of capitalized courseware development costs, royalties to content providers, salaries, communication and other costs associated with operating and maintaining the Company's servers.

     Costs of VCampus software revenues include software development costs involved in configuring the VCampus model to specific parameters requested by the customer, costs related to the amortization of capitalized software development costs, salaries, communication and other costs associated with operating and maintaining the Company's servers.

     Costs of development and other revenues include the salaries and other related personnel costs for the employees who develop online courses that are proprietary in nature to a specific customer.

ROYALTIES

     The Company has royalty arrangements with certain entities that have provided development funding. Royalties will become due and payable by the Company upon the completion and sale of products currently under development. Additionally, royalties will become due and payable by the Company upon the sale of those courses in which the Company acquired the online content rights. Royalties due range between 2% and 80% of the tuition related to that course.

NOTE C -- ACQUISITIONS AND DISPOSITIONS

     The following transactions were accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values, and each of the subsidiaries' operating results have been included in the Company's financial statements since the respective acquisition date.

IVY SOFTWARE, INC.

     In March 1997, the Company acquired Ivy Software, Inc. ("Ivy"), a Virginia corporation that develops and distributes business and accounting software for the academic education market, for $314,000 in cash and potential future payments not to exceed approximately $862,000, which were based upon integration of operations, conversion of software and operating results. In connection with this transaction, the President and sole shareholder of Ivy entered into a three-year consulting agreement with the Company. In conjunction with the acquisition, the Company recorded goodwill in the amount of $300,000, which was subsequently adjusted to $869,643 upon scheduled payments to the former shareholder of Ivy. In September 1998, the Company sold Ivy for approximately $250,000 in cash and $196,000 in a note receivable. The note bears interest at 6% and is payable in quarterly installments through September 2005. The Company retained the rights to sell and distribute the online versions of Ivy courseware. As a result of the sale, the Company wrote off the

                              UOL PUBLISHING, INC.

unamortized goodwill balance and recorded a loss on the sale of subsidiary of $381,954, or $0.10 per share, for the three months ended September 30, 1998.

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

     The Company's management, in accordance with its impairment policy for long-lived assets, determined that the Teletutor employee workforce asset had been impaired as of December 31, 1997 due to planned workforce reductions. As a result, the Company wrote-off the carrying amount of the asset, which was approximately $250,000. This amount was included in reorganization and non-recurring expenses in the statements of operations for the year ended December 31, 1997. In addition, during the three months ended September 30, 1998, goodwill was reduced to zero and the remaining assets were reduced ratably by approximately $329,000 due to an adjustment to deferred taxes related to the acquisition.

HTR, INC.

     In October 1997, the Company acquired HTR, Inc. ("HTR"), a Delaware corporation primarily engaged in the business of providing technical training, publishing and consulting services for the information technology industry. UOL acquired HTR for common stock, warrants and options totaling 620,000 shares in exchange for all of the outstanding equity securities of HTR. In addition, UOL paid the former HTR stockholders $600,000 in a combination of cash and short-term notes and assumed approximately $3,500,000 of HTR debt. In conjunction with the signing of three-year employment agreements, the executive officers of HTR were entitled to receive $690,000 in sign-on bonuses no later than December 31, 1998. In June 1998, such executive officers agreed to convert approximately $420,000 of their sign-on bonuses and $320,000 of acquisition related indebtedness into 134,447 shares of UOL Series D convertible Preferred Stock and were paid the remaining sign-on bonuses in cash. In conjunction with the acquisition, UOL also created a stock option pool of 180,000 shares of Common Stock and an incentive bonus pool with a potential payout not to exceed approximately $3,300,000 for three years, contingent upon the financial performance of HTR. In May 1998, the Company's Board of Directors repriced the 180,000 options from $23 to $13 per share, in consideration for amendments to the employment agreements between the Company and each of the HTR executive officers pursuant to which the incentive bonus pool was reduced to a maximum of $1,500,000 over three years. In conjunction with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets as follows: (i) $8,010,590 to goodwill, $700,000 to developed content, $500,000 to workforce, $600,000 to trademarks and names, and
(ii) $8,400,000 to acquired in-process research, development and content.

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

     In June 1998, the Company raised approximately $5,200,000 in an "at-market" private placement of its Series D convertible Preferred Stock (the "Series D Private Placement"). In this transaction, the Company issued 1,082,625 shares of its Series D convertible Preferred Stock, convertible to an equal number of common shares. The holders of Series D Preferred Stock are entitled to receive a 5% annual dividend compounded and paid semi-annually beginning December 31, 1998. Such dividends are payable, at the option of the Company, either in cash or in Common Stock. In June 1998 and September 1998, 137,174 of Series D shares and 17,569 shares of UOL Common Stock were issued in connection with the conversion of approximately $867,000 of indebtedness mainly to certain former shareholders of HTR. The non-cash portion of this transaction has been excluded from the consolidated statements of cash flows.

NOTE E -- NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                            ------------------------   --------------------------
                                               1997         1998          1997           1998
                                            ----------   -----------   -----------   ------------
Numerator:
Net loss..................................  $  (71,845)  $(1,655,943)  $(3,846,664)  $(12,847,595)
Accrued dividends to preferred
  stockholders............................          --       (75,858)           --        (75,858)
Net loss available to common
  stockholders............................  $  (71,845)  $(1,731,801)  $(3,846,664)  $(12,923,453)
                                            ==========   ===========   ===========   ============
Denominator for basic earnings per share
  --weighted-average shares...............   3,186,167     3,826,282     3,186,167      3,816,898
                                            ==========   ===========   ===========   ============
Denominator for diluted earnings per
  share -- adjusted weighted-average
  shares..................................   3,186,167     3,826,282     3,186,167      3,816,898
                                            ==========   ===========   ===========   ============
Basic net loss per share..................  $    (0.02)  $     (0.45)  $     (1.21)  $      (3.39)
                                            ==========   ===========   ===========   ============
Diluted net loss per share................  $    (0.02)  $     (0.45)  $     (1.21)  $      (3.39)
                                            ==========   ===========   ===========   ============

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

OVERVIEW

     The Company believes that it is a leading publisher of high quality, interactive and on-demand courseware for the corporate training and education market. The Company offers its online courseware primarily through its proprietary virtual campus product, or VCampus, an online courseware delivery system and environment that facilitates development, management and administration of training and education over the Internet and intranets. Through its HTR and Teletutor subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, diskette, CD-ROM and printed formats.

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

     On September 30, 1998, the Company sold Ivy for approximately $250,000 in cash and $196,000 in a note receivable. The note bears interest at 6% and is payable in quarterly installments through September 2005. The Company retained the rights to sell and distribute the online versions of Ivy courseware. As a result of the sale, the Company wrote off the unamortized goodwill balance and recorded a loss of $381,954, or $0.10 per share, for the three months ended September 30, 1998.

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Summary

     For the three months ended September 30, 1998 the Company incurred a net loss of $1,731,801 (or $0.45 per share after accrued dividends to preferred stockholders) as compared to a net loss of $71,845 (or $0.02 per share) for the three months ended September 30, 1998. Excluding certain non-recurring items, the Company incurred a net loss of $1,349,847 (or $0.35 per share) for the three months ended September 30, 1998 as compared to a net loss of $71,845 (or $0.02 per share) for the three months ended September 30, 1997. Non-recurring items for the three months ended September 30, 1998 included a loss of $381,954 (or $0.10 per share) recognized as a result of the sale of the Company's Ivy subsidiary. Total revenues for the three months ended September 30, 1998 were $4,283,287 as compared to $2,757,185 for the three months ended September 30, 1997. The increase in revenues was primarily due to the acquisition of HTR and increases in online tuition and development revenues offset somewhat by decreases in VCampus software revenues. These declines reflect the Company's new marketing strategy to move the Company away from VCampus software licensing towards sales of online courseware subscriptions as well as the adoption of SOP 97-2. Total costs and expenses were $5,421,419 during the three months ended September 30, 1998 as compared to costs of $2,875,301 for the three months ended September 30, 1997. The increase was due primarily to an increase in costs of goods sold from the addition of instructor-led training revenues which have higher direct costs than the Company's other sources of revenue. Other operating expenses remained relatively unchanged due to workforce reductions and the closing of certain office facilities implemented during 1998 as a result of management reorganization plans. Depreciation and amortization increased due primarily to the acquisition of HTR.

  Net Revenues

     Net revenues increased 55% from $2,757,185 for the three months ended September 30, 1997 to $4,283,287 for the three months ended September 30, 1998.

     Revenues for the three months ended September 30, 1998 included $1,610,581 (37% of net revenues) for instructor-led training revenues. The Company had no such revenues during the third quarter of 1997.

     Product sales revenues increased from $715,978 (26% of net revenues) for the three months ended September 30, 1997 to $983,001 (23% of net revenues) for the three months ended September 30, 1998. The increase in product sales revenue was primarily due to the addition of HTR product sales.

     Other service revenues increased from $90,432 (3% of net revenues) for the three months ended September 30, 1997 to $718,466 (17% of net revenues) for the three months ended September 30, 1998. The increase in other service revenues was primarily due to the addition of HTR other service revenues.

     Online tuition revenues increased from $163,487 (6% of net revenues) for the three months ended September 30, 1997 to $463,539 (11% of net revenues) for the three months ended September 30, 1998. Online tuition revenues increased due primarily to significant increases in revenue-generating courseware usage and in the number of subscription customers. The Company's academic market, including the number of colleges and universities, instructors and student courseware enrollments also increased. As a percentage of net revenues, online tuition revenues increased primarily because of the Company's new marketing strategy designed to move the Company away from VCampus software licensing towards the sale of online courseware usage and subscriptions.

     Virtual campus software revenues decreased from $1,487,000 (54% of net revenues) for the three months ended September 30, 1997 to $29,669 (1% of net revenues) for the three months ended September 30, 1998. The decrease is due primarily to the implementation of the Company's new marketing strategy designed to move the Company away from VCampus software licensing towards the sale of online courseware subscriptions. Additionally, as of January 1, 1998, the Company adopted SOP 97-2. Accordingly, as of that date, the Company began recognizing revenue from sales of VCampus licenses ratably over the duration of such licenses. During 1997, the Company recognized revenues from sales of VCampus licenses when the VCampus was delivered to the customer, in accordance with the AICPA Statement of Position 91-1, "Software Revenue Recognition" ("SOP 91-1").

     Development and other revenues increased from $300,288 (11% of net revenues) for the three months ended September 30, 1997 to $478,031 (11% of net revenues) for the three months ended September 30, 1998 due primarily to an increase in the number and size of development projects underway and the addition of HTR development and other revenues.

  Cost of Revenues

     Total cost of revenues increased from $393,507 (14% of net revenues) for the three months ended September 30, 1997 to $2,415,349 (56% of net revenues) for the three months ended September 30, 1998. Total cost of revenues increased in absolute dollars due primarily to the addition of HTR cost of revenues. As a percentage of net revenues, total cost of revenues increased due primarily to the addition of instructor-led training revenues which have higher direct costs than the Company's other sources of revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $939,244 (34% of net revenues) for the three months ended September 30, 1997 to $1,023,755 (24% of net revenues) for the three months ended September 30, 1998. Sales and marketing expenses consist primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. Sales and marketing costs increased slightly in absolute dollars due primarily to the addition of HTR sales and marketing but decreased significantly as a percentage of net revenues due to cost controls implemented during 1998 as a result of management reorganization plans.

     Product Development. Product development expenses decreased from $866,578 (31% of net revenues) for the three months ended September 30, 1997 to $785,765 (18% of net revenues) for the three months ended September 30, 1998. Product development expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. Product development expenses decreased for the three months ended September 30, 1997 as compared to the three months ended September 30, 1998 due to workforce reductions implemented during 1998 as a result of management reorganization plans that more than offset the addition of HTR product development expenses.

     General and Administrative. General and administrative expenses increased from $436,306 (16% of net revenues) for the three months ended September 30, 1997 to $510,859 (12% of net revenues) for the three months ended September 30, 1998. General and administrative expenses consist primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. General and administrative expenses increased in absolute dollars for the three months ended September 30, 1997 as compared to the three months ended September 30, 1998 due primarily to the addition of HTR administrative costs but decreased as a percentage of revenues due primarily to workforce reductions and the closing of certain office facilities implemented during 1998 as a result of management reorganization plans.

     Depreciation and Amortization. Depreciation and amortization expense increased from $239,666 (9% of net revenues) for the three months ended September 30, 1997 to $685,691 (16% of net revenues) for the three months ended September 30, 1998. Depreciation expense increased due primarily to additional purchases of computer equipment and other assets to support product development, technical operations and personnel needs. Amortization expenses increased due primarily to the acquisitions of Ivy, Teletutor and HTR.

  Interest Income (Expense)

     Interest income (net) for the three months ended September 30, 1997 was $46,271 while interest (net) for the three months ended September 30, 1998 was $135,857. Interest income was derived primarily from investing funds raised in the Company's private and public securities offerings during 1996. Interest expense was primarily incurred in connection with the Company's borrowings on its line of credit facility and term loans. See "Liquidity and Capital Resources".

  Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Summary

     For the nine months ended September 30, 1998 the Company incurred a net loss of $12,923,453 (or $3.39 per share after accrued dividends to preferred stockholders) as compared to a net loss of $3,846,664 (or $1.21 per share). Excluding certain non-recurring items, the Company incurred a net loss of $11,144,989 (or $2.92 per share) for the nine months ended September 30, 1998 as compared to net loss of $1,146,664 (or $0.36 per share) for the nine months ended September 30, 1997. Non-recurring items for the nine months ended September 30, 1998 amounted to $1,778,464 (or $0.47 per share) and included $1,396,510 of costs incurred pursuant to a management reorganization plan and a loss of $381,954 recognized on the sale of Ivy. Non-recurring items for the nine months ended September 30, 1997, included $2,700,000 (or $0.85 per share) for acquired in-process research and development costs related to the acquisition of Teletutor in April 1997.

Total revenues for the nine months ended September 30, 1998 were $11,311,618 as compared to $6,475,001 for the nine months ended September 30, 1997. The increase in revenues was due primarily to the acquisitions of Ivy, Teletutor and HTR and increases in online tuition and development revenues partially offset by decreases in VCampus software revenues. These declines reflect the Company's new marketing strategy to move away from VCampus software licensing towards sales of online courseware subscriptions as well as the adoption of SOP 97-2. Excluding the non-recurring items described above, total costs and expenses were $21,950,022 during the nine months ended September 30, 1998 as compared to costs of $7,988,761 for the nine months ended September 30, 1997. The increase was due primarily to the addition of Ivy, Teletutor and HTR costs and expenses as well as increased operating costs related to the expansion of operations prior to workforce reductions and the closing of certain office facilities implemented during 1998 as a result of management reorganization plans.

  Net Revenues

     Net revenues increased 75% from $6,475,001 for the nine months ended September 30, 1997 to $11,311,618 for the nine months ended September 30, 1998.

     Revenues for the nine months ended September 30, 1998 included $4,713,121 (42% of net revenues) of instructor-led training revenues. The Company had no such revenues prior to the acquisition of HTR in October 1997.

     Product sales revenues increased from $1,540,141 (24% of net revenues) for the nine months ended September 30, 1997 to $2,810,212 (25% of net revenues) for the nine months ended September 30, 1998. The increase in product sales revenue was due primarily to the addition of Ivy, Teletutor and HTR product sales.

     Other service revenues increased from $266,724 (4% of net revenues) for the nine months ended September 30, 1997 to $1,879,077 (16% of net revenues) for the nine months ended September 30, 1998. The increase in other service revenues was due primarily to the addition of HTR other service revenues.

     Online tuition revenues increased from $567,580 (9% of net revenues) for the nine months ended September 30, 1997 to $993,921 (9% of net revenues) for the nine months ended September 30, 1998. The increase was due primarily to a significant increase in revenue-generating courseware usage and in the number of subscription customers. The Company's academic market, including the number of colleges and universities, instructors and student courseware enrollments also increased. As a percentage of net revenues, online tuition revenues remained flat for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due primarily to the addition of Ivy, Teletutor and HTR revenues.

     Virtual campus software revenues decreased from $2,612,000 (40% of net revenues) for the nine months ended September 30, 1997, to $73,003 (1% of net revenues) for the nine months ended September 30, 1998. The decrease was due primarily to a transition of the Company's marketing strategy from VCampus software licensing to sales of online courseware subscriptions. In addition, as of January 1, 1998, the Company adopted SOP 97-2, which requires the Company to recognize revenue from sales of VCampus licenses ratably over the duration of such licenses. During 1997, the Company recognized revenues from sales of VCampus licenses when the VCampus was delivered to the customer, in accordance with SOP 91-1.

     Development and other revenues decreased from $1,488,556 (23% of net revenues) for the nine months ended September 30, 1997 to $842,284 (7% of net revenues) for the nine months ended September 30, 1998. Development and other revenues for the nine months ended September 30, 1997 were primarily related to an agreement with one customer that provided funding for the development of a custom VCampus in exchange for a share of future net revenues derived from the operation of such campus and warrants to purchase Common Stock of the Company. Development and other revenues for 1998 have been primarily related to courseware conversion contracts between the Company and its customers.

  Cost of Revenues

     Total cost of revenues increased from $795,949 (12% of net revenues) for the nine months ended September 30, 1997 to $7,391,608 (65% of net revenues) for the nine months ended September 30, 1998.

Total cost of revenues increased in absolute dollars due primarily to the addition of Ivy, Teletutor and HTR cost of revenues. As a percentage of net revenues, cost of revenues increased, due primarily to the addition of instructor-led training revenues, which have higher direct costs than the other sources of revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $2,473,428 (38% of net revenues) for the nine months ended September 30, 1997 to $4,219,079 (38% of net revenues) for the nine months ended September 30, 1998. Sales and marketing expenses consist primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. Sales and marketing expenses increased in absolute dollars due primarily to the addition of Ivy, Teletutor and HTR sales and marketing expenses. As a percentage of revenues, sales and marketing expenses remained flat for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due primarily to cost controls implemented during 1998 as a result of management reorganization plans.

     Product Development. Product development expenses increased from $3,061,530 (47% of net revenues) for the nine months ended September 30, 1997 to $5,298,530 (47% of net revenues) for the nine months ended September 30, 1998. Product development expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. Product development expenses increased in absolute dollars due primarily to the addition of Teletutor and HTR product development expenses. A first quarter 1998 write-off of approximately $750,000 for certain previously-deferred content acquisition and development costs also contributed to the increase in 1998. As a percentage of net revenues, product development expenses remained flat for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due primarily to workforce reductions implemented during 1998 as a result of management reorganization plans.

     General and Administrative. Excluding $1,075,000 of bad debt expense recognized in the first quarter of 1998 for certain uncollectible accounts receivable, general and administrative expenses increased from $1,172,434 (18% of net revenues) for the nine months ended September 30, 1997 to $1,984,560 (18% of net revenues) for the nine months ended September 30, 1998. General and administrative expenses consist primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. General and administrative expenses increased in absolute dollars due primarily to the addition of Ivy, Teletutor and HTR general and administrative expenses. As a percentage of revenues, general and administrative costs remained flat for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due primarily to workforce reductions and the closing of certain office facilities implemented during 1998 as a result of management reorganization plans.

     Depreciation and Amortization. Depreciation and amortization expense increased from $485,420 (7% of net revenues) for the nine months ended September 30, 1997 to $1,909,245 (17% of net revenues) for the nine months ended September 30, 1998. Depreciation expense increased due primarily to additional purchases of computer equipment and other assets to support product development, technical operations and personnel needs. Amortization expenses increased due primarily to the acquisitions of Ivy, Teletutor and HTR.

     Reorganization Costs. During the nine months ended September 30, 1998, the Company implemented a plan to reduce workforce and close certain office facilities. Workforce reductions occurred primarily in the product development and administrative areas. In connection with this reorganization, the Company closed its training facilities in Los Angeles, CA and Baltimore, MD, and a sales and marketing office in McLean, VA. In addition, the Company plans to relocate certain sales and administrative staff to smaller facilities, and plans to move the production of certain products to its Texas facility. Total restructuring costs of $1,396,510 were comprised of $1,219,094 in severance and other benefits and $177,416 primarily related to the closing of office facilities. All significant costs associated with these workforce reductions have been paid or accrued as of September 30, 1998.

  Interest Income (Expense)

     Interest income (net) for the nine months ended September 30, 1997 was $367,096, while interest expense (net) for the nine months ended September 30, 1998 was $430,727. Interest income was derived primarily from investing funds raised in the Company's private and public securities offerings during 1996. Interest expense was primarily incurred in connection with the Company's borrowings on its line of credit facility and term loans. See "Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had $384,473 in cash and cash equivalents. Since its inception, the Company has financed its operating cash flow needs primarily through offerings of equity securities and, to a lesser extent, borrowings. Cash utilized in operating activities was $9,329,575 for the nine months ended September 30, 1998 and $4,010,783 for the nine months ended September 30, 1997. Use of cash was primarily attributable to the net loss recorded during the nine months ended September 30, 1998.

     Cash utilized in investing activities was $1,695,904 for the nine months ended September 30, 1998 as compared to $5,955,469 for the nine months ended September 30, 1997. The use of cash for investing activities during the first nine months of 1998 was primarily attributable to purchases of equipment, software development costs that were capitalized, and approximately $356,000 paid to the former shareholder of Ivy pursuant to the acquisition agreement.

     Cash provided by financing activities was $8,704,462 for the nine months ended September 30, 1998 as compared to $83,787 for the nine months ended September 30, 1997. In March 1998, the Company raised approximately $5,300,000 in its Series C private placement. In this transaction, the Company issued 626,293 shares of its Series C Preferred Stock, which are convertible into approximately 759,100 shares of Common Stock. In connection with this transaction, the Company also issued five-year warrants to purchase 626,293 shares of Common Stock at an exercise price of $8.46 per share (the five-day average of closing bid prices calculated prior to the closing of the transaction). The Series C convertible Preferred Stock has a liquidation preference of $12.69 per share upon sale or liquidation of the Company. The Common Stock underlying both the Series C convertible Preferred Stock and the warrants has certain registration rights.

     In June 1998, the Company raised approximately $5,200,000 through its Series D private placement. In this transaction, the Company issued 1,082,625 shares of its Series D convertible Preferred Stock, convertible to an equal number of common shares. The holders of Series D Preferred Stock are entitled to receive a 5% annual dividend compounded and paid semi-annually beginning December 31, 1998. Such dividends are payable, at the option of the Company, either in cash or in Common Stock. In June 1998 and September 1998, 137,174 of Series D shares and 17,569 shares of UOL Common Stock were issued in connection with the conversion of approximately $867,000 of indebtedness mainly to certain former shareholders of HTR. The non-cash portion of this transaction has been excluded from the consolidated statements of cash flows.

     During the nine months ended September 30, 1998, the Company borrowed an additional $1,500,000 on its line of credit from its then existing bank lender, and subsequently repaid approximately $5,000,000 satisfying all its obligations to that lender.

     In August 1998, the Company obtained a secured lending facility through a new lending institution that provides up to $2,000,000 in a revolving line of credit and a $500,000 term loan. Under the terms of the agreement, the Company may borrow the lesser of (i) $2,000,000 or (ii) a percentage of its accounts receivable in accordance with an agreed upon schedule. The revolving line of credit bears interest at the bank prime rate plus 2.00% while the interest rate for the term loan is at the bank prime rate plus 2.50%. Borrowings under the revolving line of credit mature on February 15, 1999 while the term loan matures on July 15, 2001. As of September 30, 1998 the Company had borrowed $1,547,931 against the revolving line of credit and $500,000 under the term loan. The proceeds were used primarily to satisfy the Company's obligations to its prior lending institution. In addition, in August 1998, the Company obtained a secured term loan for $500,000 with another lending institution, that is subordinated to the $2,500,000 facility described above. Amounts borrowed under this loan bear interest at 12% annually and will be due on February 15, 1999. As of

September 30, 1998 the Company had borrowed $500,000 under this term loan, which it used for its working capital needs. In connection with this transaction, the Company issued warrants for the purchase of an aggregate of 90,000 shares of Series D Preferred Stock at an aggregate exercise price of $495,000. As of September 30, 1998, the Company was in violation of certain covenants related to these secured lending facilities. The Company and the banks are currently in negotiations concerning these violations, and although there can be no assurances, the Company believes that the issue will be resolved in a manner satisfactory to both parties.

     The Company expects negative cash flow from operations to continue for at least the next three months as the online revenue stream matures. During 1998, the Company reduced its workforce by approximately 47% and closed four office facilities. This reorganization is expected to provide annual savings of approximately $6,000,000. In addition, the Company has implemented measures to curtail the rate of discretionary spending. The Company recognizes that it may need to raise additional funding to meet its working capital requirements and is considering all of its alternatives, including continuing its efforts to obtain financing through additional equity or debt financing, which may not be available on favorable terms, or at all. If the Company does not address its funding needs, it will be materially adversely affected. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects.

     The Company is in the process of completing an assessment of its year 2000 issues as it pertains to its information systems and those of its suppliers and customers. The Company expects to complete its assessment by March 1999. As such, the Company is not in a position to estimate the costs of becoming Year 2000 compliant nor can it presently estimate a timeframe for implementing required changes. Failure of these systems to become compliant could have a material adverse effect on the Company's financial position and results of operations.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (a) No modifications.

     (b) No limitations or qualifications.

     (c) From July 1, 1998 to September 30, 1998, the Company has issued the following unregistered securities, none of which involved an underwriter or the payment of any commissions:

          1. 12,375 shares of Common Stock to two accredited investors issued on September 30, 1998 upon conversion of accrued vacation by a Company officer valued at $45,512 and cancellation of indebtedness owed to a service provider arising from consulting services provided to the Company valued at $17,365.

          2. A five-year warrant dated September 16, 1998 for the purchase of 36,500 shares of Common Stock at an aggregate exercise price of $168,813 to one accredited investor in exchange for investor advisory services related to the Company's acquisition of HTR, Inc. valued at $174,000.

          3. A warrant dated September 16, 1998 for the purchase of 25,000 shares of Common Stock at an aggregate exercise price of $118,750 to one service provider in exchange for consulting services. Such warrant may be exercised commencing March 16, 1999 and ending on September 16, 2000 only if the consultant brings in two new market makers and at least one research report from a reputable brokerage firm and the Company's stock price exceeds $5.75 per share.

          4. A seven-year warrant dated August 14, 1998 for the purchase of 55,000 shares of Series D Preferred Stock at an aggregate exercise price of $302,500 to one of the Company's new lenders in connection with the Company's revolving line of credit of up to $2,000,000 and the $500,000 term loan from such lender; Shares of Series D Preferred Stock are currently convertible into shares of Common Stock on a one-for-one basis.

          5. A seven-year warrant dated August 14, 1998 for the purchase of 35,000 shares of Series D Preferred Stock at an aggregate exercise price of $192,500 to one of the Company's new lenders in connection with the Company's $500,000 term loan from such lender; Shares of Series D Preferred Stock are currently convertible into shares of Common Stock on a one-for-one basis.

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

ITEM 6. EXHIBITS

     (a) Exhibits

     10.36 Loan and Security Agreement dated August 14, 1998 with Imperial Bank

     10.37 Warrant to Purchase Stock dated August 14, 1998 issued to Imperial
Bank

     10.38 Loan Agreement dated August 14, 1998 with Sand Hill Capital, LLC

     10.39 Warrant to Purchase Stock dated August 14, 1998 issued to Sand Hill Capital, LLC

     10.40 Stock Purchase Agreement, effective September 30, 1998, by and among UOL Publishing, Inc., Ivy Software, Inc. and Robert N. Holt

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     (b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

Date: November 13, 1998

                                 EXHIBIT INDEX

     10.36 Loan and Security Agreement dated August 14, 1998 with Imperial Bank

     10.37 Warrant to Purchase Stock dated August 14, 1998 issued to Imperial
Bank

     10.38 Loan Agreement dated August 14, 1998 with Sand Hill Capital, LLC

     10.39 Warrant to Purchase Stock dated August 14, 1998, issued to Sand Hill Capital, LLC

     10.40 Stock Purchase Agreement, effective September 30, 1998 by and among UOL Publishing, Inc., Ivy Software, Inc. and Robert N. Holt

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.