Form 10-K
period 1998-12-31
UOL PUBLISHING INC
filed 1999-03-31
CIK 943742

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on March 24, 1999, on the NASDAQ National Market System was approximately $11,041,105 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

     As of March 24, 1999, the registrant had outstanding 4,276,668 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1.  BUSINESS.

     UOL Publishing, Inc. (the "Company") believes that it is a leading publisher of high quality, interactive and on-demand courseware for the corporate training and education market. The Company offers its online courseware primarily through its proprietary virtual campus product, or VCampus(TM), an online courseware delivery system and environment that facilitates development, management and administration of training and education over the Internet and intranets. Through its Teletutor and HTR subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, and diskette, CD-ROM and printed formats. The Company introduced its first World Wide Web (the "Web") demonstration course in November 1995, and its first revenue-generating Web-based course in Spring 1996. The Company intends to leverage the courseware and the customer base of its subsidiaries, as well as the courseware and customers provided by future partnerships, to facilitate the development of its online training and education business.

     The corporate training marketplace is rapidly evolving to meet the increasing demand for worker training and retraining in a cost-effective and convenient manner. Online delivery technology significantly reduces training costs, including those associated with students' time away from work, and permits resources to be concentrated directly on the educational process. The Company is initially targeting customers in the telecommunications, healthcare, utilities, information technology and financial services industries, as well as academic institutions, all of which the Company believes have relatively large training and education budgets, significant training needs and receptiveness to new technology. The Company's existing courseware library includes over 1,000 online courses, of which approximately 200 are available for general distribution and consumer access. These courses are in what the Company believes to be high-demand subject matter areas such as information technology, telecommunications, compliance/OSHA, business, management, and finance. The Company converts courseware that it believes are proven and popular in diverse subject matter areas to the Company's interactive online format. Through December 31, 1998, the Company had delivered over 110,000 course enrollments through its corporate and academic partnerships.

     The Company's objectives are to be the leading publisher of online courseware for the corporate training and education market, and to make its VCampus(TM) the global standard for online delivery of corporate training and education courseware. See "-- Products and Services -- VCampus(TM)." The Company's strategy to achieve these objectives includes publishing high-quality courseware (including courseware certified by independent academic institutions), expanding its customer base, especially those which benefit from the Company's Web-based solution, upgrading its existing technologies to maintain its position as a leader in technology-based corporate training, and developing brand recognition for its products and services. Although the Company continues to provide products and services through delivery methods other than online delivery, in December 1998 the Company announced plans to divest its non-online businesses in order to focus its efforts on its core online training business. The Company believes this move is consistent with its strategy of moving content and customers to an online training platform from the traditional classroom and Computer

Based Training ("CBT") sold through its non-online businesses. In furtherance of this divestiture strategy, in September 1998 the Company sold Ivy Software, Inc. ("Ivy") while retaining the rights to sell and distribute the online versions of the Ivy courseware. In December 1998, the Company sold HTR's consulting division.

INDUSTRY BACKGROUND

     Corporate training is a rapidly growing segment of the training and education market, primarily as a result of the demand for increasing skills required by employers. As the United States economy continues to shift from a focus on industry to one focused on information and knowledge, employers seeking to compete successfully in the marketplace find it necessary to invest more in the training and education of their employees. According to a survey completed in 1998 by Lakewood Research of Minneapolis, organizations in the United States with more than 100 employees spent approximately $60.7 billion to provide some type of formal training and education to approximately 54 million of their employees.

  Use of Technology in Training and Education

     Historically, corporations, training organizations and academic institutions have provided education through traditional classroom training. Companies choosing to provide this type of training in-house must devote managerial and financial resources towards training facilities, instructors, materials and curriculum management. Companies often choose to use third parties to provide training services to avoid some of the management and facility issues but must pay tuition and materials fees. Both in-house and outsourced traditional classroom approaches result in lost productivity and travel-related costs while the employee attends and travels to and from the training. Distance learning methods (satellite-based delivery, mail exchanges, voice mail, CD-ROMs, diskettes) address space limitations by allowing students to take courses at remote locations. Web-based delivery, due to its scalability, enables corporations, training organizations and academic institutions to extend their reach more cost-effectively than other distance learning methods. In addition, Web-based delivery offers the ability to rapidly and cost-effectively update course materials and can provide students a significant degree of time and place independence.

     With the advent of the Web, the Company has benefited from the way its courseware can be managed, delivered and consumed. The use of such technologies can lower publishing costs and could significantly increase demand. Online technology makes it possible to combine the best elements of online connectivity between students and teachers and the interactivity of a CD-ROM. The Company believes that its online delivery of courseware combines convenience, affordability, self-pacing, standardized curricula, individualized tailoring of courses, immediate performance measurement and a high degree of student-teacher interaction.

  Online Technologies and The Web

     Since the advent of the Web portion of the Internet and graphical Web browsers in the early 1990's, the popularity of the Internet has increased dramatically. Growth in the number of Internet users has been fueled by a number of factors, including:

     - the existing and increasing number of personal computers ("PC's") in the workplace and at home;

     - improvements in the performance and speed of PC's and modems;

     - improvements in network infrastructure;

     - enhanced ease of access to the Internet provided by Internet service providers;

     - consumer-oriented online services and long distance telephone companies;

     - emergence of standards for Internet navigation and information access;

     - declining costs of Internet service due to increased competition among access providers; and

     - increased awareness of the Internet among businesses and consumers.

The Company believes that the emergence of online technologies, such as those embodied in the Internet and the Web, are economical and effective methods for distribution of digital information and that such methods present a significant opportunity to publishers of educational and training content. The Company believes that over the next several years, the speed and commercial use of the Internet will increase with the development of higher bandwidth communication and online access through affordable devices in addition to PC's, such as online access terminals, cable modems, televisions, video phones and personal digital assistants. The Company expects that it will offer its courseware through these online technologies to the extent that they evolve and gain popular acceptance for the delivery of education and training to working adults and other part-time students.

     The use of the Company's products and services will depend in large part upon the development of an infrastructure for providing online access and services. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether such networks will prove to be viable commercial marketplaces. In particular, such networks are an unproven medium for education. In the event such networks fail to become a viable education medium, the Company may not be able to overcome the costs and difficulties associated with adapting to alternative media, if and when they become available. If such networks do not become viable commercial marketplaces or do not develop as a viable medium for education, the Company would be materially adversely affected. Additionally, such networks have experienced, and are expected to continue to experience, significant growth in the number of users and amount of traffic. The infrastructures of such networks may not be able to support the demands placed on them by this continued growth. In addition, such networks could lose their viability due to delays in the development or adoption of new standards and protocols (for example, the next-generation Internet Protocol) to handle increased levels of activity, increased governmental regulation or other factors. The infrastructure or complementary services necessary to make such networks viable commercial marketplaces may not be developed. Even if developed, such networks may not become viable commercial marketplaces for products and services such as those offered by the Company.

COMPANY STRATEGY

     The Company's objectives are to be the leading publisher of online courseware for the corporate training and education market, and to make its VCampus(TM) the global standard for online delivery of corporate training and academic instruction. The Company's strategy to achieve these objectives includes publishing high-quality courseware (including courseware certified by independent academic institutions), expanding its customer base, particularly those who benefit from the Company's Web-based solution, upgrading its existing technologies to maintain its position as a leader in technology-based corporate training and developing brand recognition for its products and services.

     - Publish High Quality, High Demand Courseware. The Company intends to continue to expand its courseware library primarily through relationships with content providers. The Company seeks high quality courseware in subject areas that the Company expects will be in high demand by customers in the corporate training and education market including business, management, finance, accounting, technology, and basic technical and developmental skills. The Company intends to continue to provide courseware certified by independent academic institutions. See "-- Products and Services."

     - Expand Customer Base. The Company intends to continue to develop relationships with its existing and new business and academic institution customers to increase the number of enrollments and accelerate awareness and acceptance of its online content. The Company believes that development of a VCampus(TM) for customers provides it with cross-marketing opportunities. A VCampus(TM) can promote courses from, and/or contain "hot links" to, other VCampuses(TM). See "-- Customers" and "-- Sales and Marketing."

     - Develop Proprietary Technology. The Company intends to maintain its position as a leader in online courseware delivery technology by continuing to develop and enhance the features and functionality of its proprietary technology. See "-- Products and Services -- VCampus(TM)."

     - Develop Brand Recognition. The Company believes that establishing and maintaining brand recognition is critical to its strategy of becoming the leading publisher for online training and education. The Company plans to achieve brand recognition through marketing efforts and the creation of a standards-based user interface, incorporating audio, animation, graphics and text as appropriate to create a stimulating learning experience. The Company also intends to enter into arrangements with content providers to adopt the Company's VCampus(TM) as their standard for online courseware delivery. See "-- Products and Services -- VCampus(TM)."

ACQUISITIONS AND DIVESTITURES

     Since 1994, the Company has completed five acquisitions -- HTR, Inc., Cooper & Associates, Inc., (d/b/a Teletutor), Ivy Software, Inc., Cognitive Training Associates, Inc. and the CYBIS Division of Control Data Corporation. These acquisitions provided the Company with customers and courseware content in non-online format. The Company does not currently have an agreement, commitment or understanding with any other potential acquisition candidates. The Company has followed a strategy of moving content and customers to an online training platform from the traditional classroom and computer based training. In December 1998, the Company announced plans to divest its non-online businesses in order to focus its efforts on managing its core online customers and content. The Company does not currently have an agreement, commitment or understanding with any potential acquirors for the instructor-led training business, but has signed a letter of intent to sell HTR's Knowledgeworks business (see below).

     HTR, Inc. ("HTR") In October 1997, the Company acquired HTR, a corporation primarily engaged in the business of providing traditional and on-site technical training, publishing and consulting services for the information technology ("IT") industry. In December 1998, the Company sold the consulting division of HTR for $750,000 in cash and notes receivable. During the first quarter of 1999, the Company signed a letter of intent to sell the HTR Knowledgeworks legacy business for $1,500,000. The Company expects this transaction to be completed during the second quarter of 1999.

     Cooper & Associates, Inc., d/b/a Teletutor ("Teletutor") In April 1997, the Company acquired Teletutor, which develops, distributes and supports computer-based training courses for the data and telecommunications industry. This acquisition provided the Company with additional content that has been converted into the Company's online format, as well as access to Teletutor's existing customer base.

     Ivy Software, Inc. ("Ivy") In March 1997, the Company acquired Ivy, which develops and distributes business and accounting textbooks and software for the academic education market. This acquisition provided the Company with additional content as well as access to Ivy's existing customers in the academic marketplace, ranging from community colleges to large universities. In September 1998 the Company sold Ivy back to its original owner. The Company retained the right to distribute the online versions of Ivy Software.

     Cognitive Training Associates, Inc. ("CTA") In August 1996, the Company acquired CTA, which develops and distributes technology-based applications online via distributed networks for educational institutions, corporations and government agencies. CTA customers can access these applications from remote locations using the Internet or their organization's intranets. This acquisition provided the Company with an established customer base and additional content, particularly in the electrical, medical and scientific equipment subject areas.

     CYBIS. In 1994, the Company acquired the CYBIS division of Control Data, together with a perpetual nonexclusive license for the CYBIS courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. The Company's ability to distribute a portion of the CYBIS courseware is limited by the terms of its license. The Company is responsible for the CYBIS computer-based education and training portion of certain CYBIS contracts to which Control Data is a party, as well as support and other services under such contracts. The Company believes that Web-based courseware developed from the CYBIS courseware, to the extent not restricted by the terms of its license, may contribute to revenues in the future.

PRODUCTS AND SERVICES

     The Company offers its online courseware primarily through its proprietary virtual campus product, or VCampus(TM), an online courseware delivery system and environment that facilitates development, management and administration of training and education over the Internet and corporate intranets. Through its HTR and Teletutor subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, diskette, CD-ROM and printed formats, although the Company plans to divest these non-online businesses during 1999.

  VCampus(TM)

     The Company's VCampus(TM) is a centrally served delivery and tracking system accessible by virtually any Internet-ready PC. Generally, students enroll in the Company's courses online through a VCampus(TM), but have the option to enroll in person, by telephone or through the mail. Enrolled students can then access the courseware online, typically through a PC connected to the Internet or a corporate intranet. Once a student has completed the course, he or she will receive credit or certification, if appropriate. As of December 31, 1998, the Company has over 50 VCampuses(TM) in operation with its corporate and academic institution partners.

     The VCampus(TM) environment is customizable and designed for ease of administration and access to students, instructors and training administrators. In addition, by using any combination of courses from the Company's courseware library and the customer's own internal training libraries, customers can offer a variety of distance learning options. The VCampus(TM) includes the following components:

          Registrar: In the "Registrar" function students can sign up for courses and modify their student profile. Administrators can add new course offerings, admit students, enroll students into course offerings, modify the course offerings, search student records and administer much of the VCampus(TM) functionality.

          Classrooms: In the "Classrooms" function students can enter their registered courses or check their grades for any course for which they are registered. Administrators and instructors may also access courses and have the capability to view student grades.

          Faculty: Students can use the "Faculty" function to contact VCampus(TM) instructors.

          Information: Using the "Information" function administrators can post news, announcements and answers to frequently asked questions to keep students informed about their training options.

          Commons: In the optional "Commons" function students can access games and socialize with other students.

     The VCampus(TM) supports a wide variety of tools and utilities supplied by third parties, such as Netscape Navigator/Communicator, Microsoft Internet Explorer, Macromedia Shockwave, Geo Emblaze, etc. In addition, the Company has developed the following proprietary software tools that facilitate the functionality of the VCampus(TM):

          VCampus(TM) Courseware Delivery Engine. This product was designed and built to serve as an integrated, Web-based courseware construction and courseware delivery tool. First delivered in August 1997, the product is currently at the release level 2.16 and has been used to build and deliver the Company's courseware library of over 1,000 online courses as of December 31, 1998. By incorporating features developed for the Company's earlier version of the tool, the VCampus(TM) Courseware Delivery Engine provides a simple, easy-to-use environment for instructors and students that is capable of assessing, recommending, tracking and testing students as they complete a course. The product also enables courseware developers to easily construct, deliver and track a highly interactive and media-rich online course.

          For the instructor, the VCampus(TM) Courseware Delivery Engine provides real-time editing of the course introduction, the syllabus, help items and reference items. Students can visit the "Gradebook" functionality of the product to get a real-time view of how they are doing in a course. The courseware developer has access to a complete suite of Web-based tools necessary to construct and deliver a highly interactive, online course. The "PointPage" functionality of the product provides a choice of methods for displaying content. To make PointPage even more powerful, the "Activity Studio" enables non-programmers to construct and include into their PointPage, multimedia-rich (animation, sound and student interactivity) activities by answering a few simple questions. Courseware developers can also take advantage of the testing system, which includes many advanced features such as question randomization and pooling. Additionally, courseware developers can choose to link selected test questions and PointPages to learning objectives, which allows a courseware developer to group content and assess a student's progress based on performance.

          VCampus(TM) Curriculum/Group Manager. This product facilitates the grouping of students with similar education needs and abilities to appropriate groups of courses within a VCampus(TM). This can improve overall system efficiency and facilitate interaction among students. The result of this intersection of student groups and course groups is a specific student "Training Plan". The Training Plan is designed to guide students to courses that match the student's ability. Additionally, the Training Plan can evaluate a student's performance in each course against minimum standards established by the VCampus(TM) administrator for test scores and attendance. The Curriculum/Group Manager was released during the first quarter of 1998.

          VCampus(TM) Batch/Mass Enrollment Tools. This series of tools facilitates the enrollment of large groups into the VCampus(TM) and/or courses without student involvement. Companies with a large population of students can use this tool to import demographic data from legacy enterprise resource planning or human resources systems, thus streamlining the implementation process. This functionality was first made available in July 1998 and was substantially enhanced in January 1999.

  Existing Courseware Library

     The Company's existing courseware library includes over 1,000 online courses, of which approximately 200 are available for general distribution. These courses are in what the Company believes to be high-demand subject matter areas such as information technology, telecommunications, compliance/OSHA, business, management and finance. Although the Company does not provide accreditation or certification itself, a number of its current courses provide either accreditation or certification through its content providers. The current library was built from a combination of acquisitions, the Company's own development efforts and relationships with leading content providers such as NETg, Infosource, Vital Learning, Crisp Publications Inc. and American Media Inc. Conversion of courseware into the Company's online format typically takes approximately 45 days, although conversion time varies depending on any number of factors, including the size and format of the original courseware content.

  Traditional Delivery

     The Company provides products and services through delivery methods other than online delivery in order to expand its customer base and courseware library for online delivery. For example, through its HTR and Teletutor subsidiaries, the Company offers courseware through more traditional media, including on-site and classroom training, as well as CD-ROM and printed formats. In December 1998, the Company announced plans to divest its non-online businesses with the exception of Teletutor in order to focus its efforts on managing its core online customers and content.

     HTR's strategy is to deliver a total solution for corporate IT training through its suite of products and services, which includes traditional and on-site training, and courseware. HTR seeks to provide a "Knowledge Transfer" to its customers through flexible and customizable courseware titles for client/server systems. IT training is delivered by instructors at HTR's five offices located in the U.S., as well as at customer locations, and is provided through both pre-scheduled, open enrollment classes and on-demand corporate training sessions. HTR also provides customized training to meet a customer's specific needs by tailoring existing titles for developing an entirely new course. Furthermore, HTR converts certain content into other products

(e.g., end-user books, videos, etc.) to extend its product line and to reach additional market segments with minimum additional investment in content development.

     KnowledgeWorks(TM), a division of HTR, offers outsourcing services to software vendors covering the entire process of design, development, localization and global distribution of technical training materials. KnowledgeWorks(TM) courseware is developed by a professional team of project managers including: technical writers, editors, and instructional designers, industry-recognized subject matter experts, and linguistic experts. KnowledgeWorks(TM) seeks partnerships with an independent software vendor ("ISV"), such as those with existing partners Microsoft, Lotus and Corel to rapidly penetrate the market and become recognized as the ISV's authorized courseware. This courseware is then sold to the ISV for its internal use or as part of its customer training program. During the first quarter of 1999, the Company signed a letter of intent to sell the HTR Knowledgeworks legacy business for $1,500,000. The Company expects this transaction to be completed during the second quarter of 1999.

     Teletutor's strategy is to focus its products and services primarily on the data and telecommunications industry. Teletutor develops, distributes and supports courseware, primarily in CBT formats, to the telecommunications industry. As of December 31, 1998, the Company has converted 18 Teletutor courses into its online format.

CUSTOMERS

     The Company's primary target market is the corporate training and education market. The Company focuses its sales and marketing efforts on Fortune 1,000 companies and is initially targeting customers in the telecommunications, healthcare, utilities, IT and financial services industries, as well as academic institutions, all of which the Company believes have relatively large training and education budgets, significant training needs and receptiveness to new technology. In 1998 no customer accounted for more than 10% of the Company's revenues. The Company currently anticipates that future revenues may be derived from sales to a limited number of customers. Accordingly, the cancellation or deferral of a small number of contracts could have a material adverse effect on the Company.

  Business Customers

     As of December 31, 1998, the Company had approximately 45 online corporate business customers, including: All-Phase Electrical Supply Company; A.T. Kearney, Inc; Baan Company; Bell South Telecommunications, Inc.; Cable and Wireless, Inc.; Dearborn Financial Publishing, Inc.; Graybar Electric Co. Inc.; Global One Communications, Inc.; Kelly Scientific Resources; Lucent Technologies, Inc.; and SpectraComm, LLC. The Company plans to establish relationships with additional business customers, in particular those that offer access to large numbers of users (including the prospective customer's employees or end-users), vendors and resellers, as well as significant amounts of courseware content. The Company's business customers generally agree to market and promote the Company's products and services, and to share with the Company the net revenues generated from access and other fees charged to such customer's end-users.

  Academic Institution Customers

     As of December 31, 1998, the Company had 11 online academic institution customers, including: AIMS Community College; Clemson University; Duquesne University; Eastern Michigan University; George Mason University; Northeastern University; Park College; Regent University; Swindon College, England; University of Texas System; and Wichita State University. The Company plans to establish relationships with additional academic institution customers, in particular those that have significant enrollments, offer broad curricula and provide the Company with the opportunity to publish online courseware developed by such institutions. The Company's agreements with these academic institutions generally provide the Company with exclusive rights, or limit the institution's right to develop and/or distribute the online courseware subject to the agreements. The academic institutions market these courses in the same manner as their existing, traditional course offerings, including through direct mail, course catalogs, print advertising and through the Web.

SALES AND MARKETING

     The Company's primary marketing goals are to create a strong brand identity as a leading training and educational courseware publisher for corporations and academic institutions, and to establish its core technology, the VCampus(TM), as the global standard for corporate training and education needs.

     In addition to its direct sales efforts, the Company markets its products and services through a variety of means, including the Web, public relations, trade shows, direct mail, trade publications, customers, resellers and other arrangements. The Company cross-markets through customers' VCampuses(TM) to promote its products and services and to attract students. The Company believes that forming strategic marketing alliances with partners who will sell, promote and market the Company's products and services will be important for rapid market penetration.

COMPETITION

     The market for educational and training products and services is highly competitive and the Company expects that competition will continue to intensify. Although the Company believes that it was the first to offer Web-based, interactive, on-demand courseware, there are no substantial barriers to entry in the online education and training market. A number of companies, including Microsoft Corporation, CBT Systems Ltd., Gartner Group, Inc., Oracle Corporation, Centra Software, Inc. and Real Education, have recently entered this market and the Company expects this trend to continue to accelerate. The Company's competition also includes many institutions and businesses that provide training or education that are taught on a part-time basis. In addition to traditional classroom and distance learning providers, other institutions such as Apollo Group, Inc. (through University of Phoenix) and Jones Intercable Inc. (through Mind Extension University) offer their own accredited courses online or in an email-based format. They, and many other education providers, use some of the Company's methods, including email, bulletin boards, electronic conferencing and CD-ROMs, as well as satellite communications, and audio and video tapes. The Company also expects to encounter significant competition in connection with its efforts to establish its VCampus(TM) as the standard learning environment and format in the industry.

     The Company believes that competition in the developing market for online training and education will be based upon various factors, including: quality, breadth and depth of courseware; marketing and third party relationships; quality, flexibility and reliability of delivery system; and, to a lesser degree, pricing. In addition, the Company believes that its products and tools make the Company's courseware affordable, convenient, easy to use and administer, and provide the Company with a competitive edge in attracting additional customers. Most of the Company's competitors, as well as a number of potential new competitors (including the Company's customers and partners), have significantly greater financial, technical and marketing resources than the Company. The Company will require financing to compete effectively in this rapidly evolving market. In addition, any of these competitors may be able to respond more quickly than the Company to new or emerging technologies, and to devote greater resources to the development, promotion and sale of their services. A number of the Company's current customers and partners have also established relationships with certain of the Company's competitors, and future customers and partners may establish similar relationships. In addition, the Company's partners could use information obtained from the Company to gain an additional competitive advantage over the Company. The Company's competitors may develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's products and services. Moreover, the Company may be unable to compete successfully against its current or future competitors, and competition may have a material adverse effect on the Company.

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

     Because materials may be downloaded by the online or Internet services operated or facilitated by the Company or the Internet access providers with which it has a relationship and be subsequently distributed to others, there is a potential that claims will be made against the Company for copyright or trademark infringement or based on other legal theories. Such claims have been brought against online services in the past. Although the Company carries general liability insurance, the Company's insurance may not cover claims of this type, or may not be adequate to cover all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company.

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon federal statutory, as well as common law copyright and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company owns registered trademarks in the United States for UOL, the UOL logo, HTR, the HTR logo, Teletutor, The Chalkboard, Virtual Workforce, Knowledgeworks, Experience and "What you think ... is our business." Additionally, the Company has applied for registration in the United States for certain of its other trademarks, including UOL Publishing, VCampus(TM), VCampus(TM).com, Virtual Campus, Test Wizard, Web Course Builder, PointPage, Courseware Construction Set, Course Architect, Registrar Architect, Test Architect, Knowledge Workshop, Thought Leaders, and "Take It Online".

     The Company has had certain trademark applications denied, and may have more denied in the future. The Company will continue to evaluate the registration of additional marks as appropriate. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect the Company's proprietary rights. Any such litigation may be time-consuming and costly (even if successful), cause product release delays, require the Company to redesign its products or services, or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. The Company's means of protecting its proprietary rights may prove inadequate and the Company's competitors may independently develop similar technology or duplicate the Company's products or services or design around intellectual property rights of the Company. In addition, distributing the Company's products through online networks makes the Company's software more susceptible than other software to unauthorized copying and use. For example, online delivery of the Company's courseware makes it difficult to ensure compliance by the Company with contractual restrictions, if any, as to the parties who may access such courseware. The Company cannot prevent users from downloading electronically certain of its courseware content, which could adversely affect the Company's ability to collect payment from users that obtain copies from the Company's existing or past customers. If, as a result of changing legal interpretations of liability for unauthorized use of the Company's software or otherwise, users were to become less sensitive to avoiding copyright infringement, the Company would be materially adversely affected.

EMPLOYEES

     As of December 31, 1998, the Company had 127 employees, including 119 full-time employees and 8 part-time employees, consisting of 60 full-time employees in general business operations, 33 full-time employees in sales and marketing, 13 full-time and 8 part-time employees in product development, and 13 employees in general and administrative.

     In 1998 the Company reduced its workforce significantly pursuant to a management reorganization plan. The workforce reductions occurred primarily in the product development and administrative areas. In addition, the Company relocated certain sales and administrative staff to smaller facilities, and moved the production of certain products to its Texas and McLean facilities. The Company believes that its employee relations are good.

     The Company's performance is substantially dependent on the performance of its executive officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company maintains key man life insurance in the amount of $1,000,000 on Narasimhan P. Kannan, Chairman of the Board of Directors and Chief Executive Officer, and has employment agreements with certain of its executive officers. However, neither such insurance nor such agreements necessarily fully compensate the Company for, or preclude the loss of the services of the relevant personnel. The Company anticipates that future growth, if any, will require it to identify, recruit, hire, compensate train and retain a substantial number of new, technical, managerial, sales and marketing personnel. Competition for qualified personnel is intense, and the Company may be unable to attract, assimilate and retain such personnel. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could have a material adverse effect on the Company.

ITEM 2.  PROPERTIES.

     A current summary showing the operating properties of the Company, all of which are leased, is shown below:

                                                                              LEASE
                                                              AREA         EXPIRATION    MONTHLY
         LOCATION                   PRINCIPAL USE         (SQUARE FEET)       DATE        RENT
         --------                   -------------         -------------    ----------    -------
McLean, VA.................  Executive offices and            7,150       March 2000     $13,100
                             principal administration,        1,000       February 2000    1,792
                             technical marketing and
                             sales operations
Waxahachie, TX.............  CTA offices                      5,500       July 2001        2,500
Portsmouth, NH.............  Former Teletutor office          6,000       July 2001        3,000
Rockville, MD..............  HTR executive offices            5,215       November 1999   10,000
Rockville, MD..............  HTR Branch office                6,222       January 2006    11,936
Atlanta, GA................  HTR Branch office                7,800       February 2001   16,056
Waltham, MA................  HTR Branch office                3,124       May 2003         5,467
Washington, DC.............  HTR Branch office                2,253       July 2002        5,539
McLean, VA.................  HTR Branch office                2,600       April 1999       4,681

     During the second half of 1998 and the first quarter of 1999, as a result of reorganization plans, the Company closed one of its McLean executive office facilities and moved primarily all of Teletutor's product fulfillment operations to its remaining McLean office facility. Also, the Company closed its training facilities in Los Angeles, CA and Baltimore, MD. As of December 31, 1998 the Company has accrued an estimate of the costs it will incur to terminate its remaining lease obligations.

     The Company believes that its existing office space is sufficient to accommodate its current needs and that suitable additional space will be available on commercially reasonable terms to accommodate any expansion needs in 1999 should it become necessary.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                               EXECUTIVE OFFICERS

     As of March 23, 1999, the executive officers of the Company were as follows:

            NAME              AGE                               POSITION
            ----              ---                               --------
Narasimhan P. Kannan........   50    Chairman of the Board of Directors and Chief Executive Officer
Michael W. Anderson.........   45    Chief Operating Officer
Farzin Arsanjani............   35    Executive Vice President
Joanne O'Rourke Hindman.....   45    Vice President, Chief Financial Officer, Secretary and
                                     Treasurer
Kamyar Kaviani..............   37    Executive Vice President

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

     Michael W. Anderson was appointed the Company's Chief Operating Officer in November 1998 after serving as the Company's Vice President of Technology and Operations since March 1996. From 1994 to 1996, Mr. Anderson was a marketing research consultant at O'Donnell & Associates, Inc. From 1990 to 1994 he served as Vice President and Director of Marketing Operations at HarperCollins College Publishers. From 1977 to 1990 he was employed by Scott, Foresman & Company, most recently as Vice President of Marketing Operations. Mr. Anderson holds a B.A. in English and Mathematics from the University of Texas.

     Farzin Arsanjani joined the Company as an Executive Vice President upon the Company's acquisition of HTR in October 1997. Prior to such acquisition, Mr. Arsanjani co-founded HTR in 1987 and served as its Vice-Chairman and President since that time. Mr. Arsanjani holds a B.S. in Electrical Engineering from the University of Maryland.

     Joanne O'Rourke Hindman joined the Company as Vice President, Chief Financial Officer, Secretary and Treasurer in February 1998. From 1997 to January 1998, Ms. Hindman served as Senior Vice President of Operations and Financial Officer of iVillage, a Web-site publisher. From 1995 to 1997, she served as the Senior Vice President of Finance and Treasurer of Tele-TV, a joint venture formed by Bell Atlantic, NYNEX and Pacific Telesis. From 1983 to 1995, she worked for the Washington Post Company, most recently from 1993 to 1995 as General Manager of Newsweek Interactive while simultaneously serving as Vice President of Finance for Newsweek Magazine, which position she held since 1989. Prior to working for the Washington Post Company, she was an audit manager with Price Waterhouse Coopers. Ms. Hindman holds a B.B.A. in Accounting from the University of Massachusetts and is a Certified Public Accountant.

     Kamyar Kaviani joined the Company as Executive Vice President upon the Company's acquisition of HTR in October 1997. Prior to such acquisition, Mr. Kaviani co-founded HTR in 1987 and served as its Chairman and Chief Executive Officer since that time. Mr. Kaviani holds a B.A. in Economics from the University of Maryland.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a) Market Information

     The Company's Common Stock has historically traded on the Nasdaq National Market under the symbol "UOLP". In October 1998 the Company's Common Stock began trading of the NASDAQ Small Capitalization Market under the same symbol. The following sets forth the quarterly high and low bid prices during the two years ended December 31, 1998 as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdowns or commissions.

                                                               HIGH     LOW
1997                                                          ------   ------
  First Quarter.............................................  $15.25   $12.00
  Second Quarter............................................  $13.25   $10.00
  Third Quarter.............................................  $26.25   $12.13
  Fourth Quarter............................................  $26.50   $12.50
1998
  First Quarter.............................................  $16.50   $ 7.75
  Second Quarter............................................  $13.25   $ 3.88
  Third Quarter.............................................  $ 8.00   $ 4.00
  Fourth Quarter............................................  $ 9.13   $ 1.94

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

  (b) Holders

     As of March 23, 1999, the number of record holders of the Company's Common Stock was 144 and the Company believes that the number of beneficial owners was approximately 1,350.

  (c) Dividends

     The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

  (d) Sales of Unregistered Securities

     During the quarter ended December 31, 1998, the Company issued the following unregistered securities, none of which involved the use of underwriters or the payment of commissions:

     In October 1998, the Company issued an aggregate of 9,191 shares of Common Stock to two former HTR shareholders in exchange for cancellation of the Company's indebtedness to such shareholders, at a conversion price of $3.75 per share, the closing price of the Company's Common Stock on the date of issuance;

     In December 1998, the Company issued an aggregate of 105,000 shares of Common Stock at $5.875 per share, the closing price of the Company's Common Stock on the date of issuance, to the three former stockholders of Teletutor and their attorney, pursuant to a restructuring of the Company's indebtedness to such shareholders. Pursuant to this restructuring, the Company also issued to such persons three-year warrants to purchase an aggregate of 55,000 shares of Common Stock with an exercise price of $6.00 per share;

     In December 1998, the Company issued an aggregate of 28,902 shares of Common Stock to the Company's Series D Preferred Stockholders in payment of accrued dividends; and

     In December 1998, the Company issued an aggregate of 1,480 shares of Common Stock to one former security holder of HTR upon net exercise of a warrant with an exercise price of $1.30 per share.

     The sales of the above securities were deemed exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance upon
Section 4(2) of the Act, or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Recipients of the securities in each such transaction represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions. All recipients had adequate access to information about the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1996, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997 and 1998 are derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1994 and 1995 and the consolidated balance sheet data as of December 31, 1994, 1995 and 1996 are derived from audited financial statements not included in this Annual Report on Form 10-K.

                                                         YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------
STATEMENT OF OPERATIONS DATA:              1994        1995        1996        1997        1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)    --------    --------    --------    --------    --------
  Online tuition revenues..............  $    14     $    56     $   119     $  1,662    $  1,549
  Virtual campus software revenues.....       --          --          --        2,718         112
  Product sales revenues...............       --          --          --        2,330       3,348
  Development revenues.................       82          76         399        1,631         926
  Other service revenues...............      710         416         424          718       2,445
  Instructor-led training revenues.....       --          --          --        1,086       6,303
                                         -------     -------     -------     --------    --------
          Total net revenues...........      806         548         942       10,145      14,683
  Cost of revenues.....................      146          94         195        2,391      10,073
  Sales and marketing..................      296         933       1,593        4,439       5,304
  Product development..................      206         576       1,482        4,465       5,782
  General and administrative...........      890         927       2,477        2,388       3,783
  Depreciation and amortization........      298         309         144          931       2,463
  Acquired in-process research,
     development and content...........       --          --          --       11,100          --
  Compensation expense in connection
     with the acquisition of HTR,
     Inc...............................       --          --          --          690          --
  Reorganization and other
     non-recurring charges.............       --          --          --          340       5,585
                                         -------     -------     -------     --------    --------
Loss from operations...................   (1,030)     (2,291)     (4,949)     (16,599)    (18,307)
Loss on sale of subsidiaries...........       --          --          --           --        (907)
Other income (expense).................       (6)        126         304          125          --
Interest income (expense)..............     (260)        (75)          4          329        (597)
                                         -------     -------     -------     --------    --------
Loss before extraordinary gain on debt
  forgiveness..........................   (1,296)     (2,240)     (4,641)     (16,145)    (19,811)
Extraordinary gain on debt
  forgiveness..........................      609          --          --           --          --
                                         -------     -------     -------     --------    --------
Net loss...............................  $  (687)    $(2,240)    $(4,641)    $(16,145)   $(19,811)
                                         =======     =======     =======     ========    ========
Accrued dividends to preferred
  stockholders.........................       --        (175)       (331)          --        (358)
Net loss available to common
  stockholders.........................  $  (687)    $(2,415)    $(4,972)    $(16,145)   $(20,169)
                                         =======     =======     =======     ========    ========
Net loss available to common
  stockholders per share, basic and
  diluted:(1)
  Loss before extraordinary gain on
     debt forgiveness..................  $ (3.11)    $ (3.13)    $ (4.98)    $  (4.91)   $  (5.27)
  Extraordinary gain on debt
     forgiveness.......................     1.46          --          --           --          --
                                         -------     -------     -------     --------    --------
  Net loss per share...................  $ (1.65)    $ (3.13)    $ (4.98)    $  (4.91)   $  (5.27)
Weighted average shares
  outstanding(1).......................      417         771         998        3,286       3,827
                                         =======     =======     =======     ========    ========

                                                              DECEMBER 31,
                                        --------------------------------------------------------
         BALANCE SHEET DATA:              1994        1995        1996        1997        1998
            (IN THOUSANDS)              --------    --------    --------    --------    --------
Working capital (deficit).............  $(2,587)    $(1,402)    $ 14,833    $ (3,789)   $ (4,631)
Total assets..........................      879         613       17,489      26,465      14,871
Long-term debt........................       --          --           --       1,531         337
Total liabilities.....................    3,158       1,887        1,287      13,054       9,051
Accumulated deficit...................   (4,503)     (6,742)     (11,383)    (27,528)    (47,697)
Total stockholders' equity
  (deficit)...........................   (2,279)     (1,274)      16,202      13,411       5,820

---------------
(1) Computed on the basis described in Note 16 of Notes to UOL Consolidated Financial Statements.

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

OVERVIEW

     The Company believes that it is a leading publisher of high quality, interactive and on-demand courseware for the corporate training and education market. The Company offers its online courseware primarily through its proprietary virtual campus product, or VCampus(TM), an online courseware delivery system and environment that facilitates development, management and administration of training and education over the Internet and intranets. Through its HTR and Teletutor subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, diskette, CD-ROM and printed formats. In December 1998, the Company announced plans to divest its non-online businesses with the exception of Teletutor in order to focus its efforts on managing its core online customers and content.

     The Company was formed in 1984 as IMSATT Corporation, a multimedia research and development company. In 1991, the Company acquired from Control Data certain rights to resell the CYBIS online courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. In 1993, the Company modified its business focus to capitalize on market opportunities for online education resulting from technological advances relating to the Internet. Subsequently, the Company raised additional financing and focused its development efforts on migrating its technology to the Web in preparation for the launch of its first Web-based course in November 1995. Under the current business model, UOL's revenues are derived from five primary sources:

     - online tuition revenues;

     - product sales revenues;

     - development revenues;

     - other service revenues; and

     - instructor-led training revenues.

     Online tuition revenues are generated primarily from online tuition derived from corporate and academic customers. Product sales revenues are derived from the sale of computer-based training ("CBT") courses that are delivered through traditional CBT format (e.g. CD-ROM). Development revenues consist primarily of fees paid to the Company for developing and converting courseware. Other service revenues consist primarily of monthly fees generated by the licensing and maintenance of the CYBIS courseware under the Control Data subcontracts. Instructor-led training revenues are generated from on-site and classroom training fees. During 1998 the Company announced a new strategy to move away from licensing the VCampus(TM) software towards the sales of online courseware subscriptions. While prior to 1997 licensing and support revenues have represented a substantial majority of the Company's revenues, the Company believes that online revenues and product sales will become the primary sources of its revenues in the future.

ACQUISITIONS AND DIVESTITURES

     Since 1994, the Company has completed five acquisitions -- HTR Inc., Cooper & Associates, Inc. (d/b/a Teletutor), Ivy Software, Inc., Cognitive Training Associates, Inc. and the CYBIS Division of Control Data Corporation. Each of these acquisitions was accounted for as a purchase, and accordingly, the operating results of each acquired company are included in the Company's financial statements from the effective date of each respective acquisition. These acquisitions provided the Company with customers and courseware content in non-online format. The Company does not currently have an agreement, commitment or understanding with any other potential acquisition candidates. The Company has followed a strategy of moving content and customers to an online training platform from the traditional classroom and CBT based training sold through its non-online business. In December 1998, the Company announced plans to divest its non-online businesses with the exception of Teletutor in order to focus its efforts on managing its core online customers and content. The Company does not currently have an agreement, commitment or understanding with any potential acquirors for the instructor-led training business, but has signed a letter of intent to sell HTR's Knowledgeworks business (see below).

     In October 1997, the Company acquired HTR, Inc. ("HTR") a corporation primarily engaged in the business of providing traditional and on-site technical training, publishing and consulting services for the information technology ("IT") industry. The Company acquired HTR for common stock, warrants and options totaling 620,000 shares, and the assumption of approximately $3,500,000 of debt and cash and notes payable aggregating approximately $600,000. The executive officers of HTR were to receive bonuses no later than December 31, 1998 in the total amount of $690,000 granted in conjunction with the signing of three-year employment agreements. As of June 29, 1998, the executive officers of HTR agreed to convert approximately $420,000 of their sign-on bonuses and $320,000 of acquisition-related indebtedness into 134,447 shares of UOL Series D convertible Preferred Stock. In addition, UOL created a stock option pool of 180,000 shares of Common Stock and an incentive bonus pool with a potential payout not to exceed approximately $3,300,000 for three years, contingent upon the financial performance of HTR. In December 1998, the Company sold HTR's consulting division for $750,000 in cash and notes receivable. The note bears interest at 5% and is payable in eight equal quarterly installments beginning March 31, 1999 through December 31, 2000. As a result of the sale, the Company recorded a loss on the sale of subsidiary of $525,472 (or $0.14 per share) for the year ended December 31, 1998. In December 1998, as a result of the Company's plans to divest the remaining non-online businesses, the Company revalued the remaining assets of HTR's non-online businesses. As a result, the Company wrote off $3,669,598 (or $0.96 per share) of goodwill related to these businesses for the year ended December 31, 1998. During the first quarter of 1999, the Company signed a letter of intent to sell the HTR Knowledgeworks legacy business for $1,500,000. The Company expects this transaction to be completed during the second quarter of 1999.

     In April 1997, the Company acquired Cooper & Associates, Inc., d/b/a Teletutor ("Teletutor") Teletutor, which develops, distributes and supports computer-based training courses for the data and telecommunications industry. This acquisition provided the Company with additional content that has been converted into the Company's online format, as well as access to Teletutor's existing customer base. The Company paid $3,000,000 in cash and $2,000,000 in promissory notes to be paid ratably on the first, second and third anniversary dates of the acquisition. In December 1997, the Company's management, in accordance with its impairment policy for long-lived assets, determined that the employee workforce asset had been impaired as of December 31, 1997 due to planned workforce reductions, and as such, wrote off approximately $250,000 of the carrying amount of the asset. During 1998, goodwill was reduced to zero and the remaining intangible assets were reduced ratably by approximately $329,000 due to a purchase price adjustment related to the acquisition. During 1998, the Company paid the first installment of $666,667 in cash on the note balance. In December 1998, the Company and the former stockholders of Teletutor restructured the terms of the note as follows: the Company issued 105,000 shares of Common Stock and three-year warrants to purchase 55,000 shares of its Common Stock at an exercise price of $6.00 per share; the Company executed a new non-interest bearing promissory note for $826,666, payable in installments between March 15, 1999 and April 15, 2000. As a result, the Company recorded $145,208 as loss on debt restructuring for the excess of the fair market value of the Common Stock, warrants and new promissory note over the carrying amount of the original promissory note. The loss in debt restructuring is included in reorganization and non-recurring expenses in the 1998 statement of operations.

     In March 1997, the Company acquired Ivy Software, Inc. ("Ivy") which develops and distributes business and accounting textbook and software for the academic education market. This acquisition provided the Company with additional content as well as access to Ivy's existing customers in the academic marketplace, ranging from community colleges to large universities. The Company acquired Ivy in exchange for $314,000 in cash and potential future payments not to exceed approximately $862,000. In September 1998 the Company sold Ivy back to its original owner for $250,000 in cash and a note receivable for $196,000. The note bears interest at 6% and is payable in quarterly installments through September 2005. As a result of the sale, the Company recorded a loss on the sale of subsidiary of $381,954, or $0.10 per share, during the third quarter of 1998. The Company's obligation to make the remaining potential future payments of approximately $300,000 related to the acquisition was terminated upon the sale. The Company retains the right to distribute the online versions of Ivy Software.

     In August 1996, the Company acquired Cognitive Training Associates, Inc. ("CTA") which develops and distributes technology-based applications online via distributed networks for educational institutions, corporations and government agencies. CTA customers can access these applications from remote locations using the Internet or their organization's intranets. This acquisition provided the Company with an established customer base and additional content, particularly in the electrical, medical and scientific equipment subject areas. The Company acquired CTA in exchange for 42,487 shares of the Company's Common Stock.

     In 1994, the Company acquired the CYBIS division of Control Data, together with a perpetual nonexclusive license for the CYBIS courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. The Company's ability to distribute a portion of the CYBIS courseware is limited by the terms of its license. The Company is responsible for the CYBIS computer-based education and training portion of certain CYBIS contracts to which Control Data is a party, as well as support and other services under such contracts. The Company believes that Web-based courseware developed from the CYBIS courseware, to the extent not restricted by the terms of its license, may contribute to revenues in the future. The Company acquired CYBIS in exchange for $150,000 in cash and $544,000 in notes.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total net revenues for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1996      1997      1998
                                                           ------    ------    ------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Online tuition revenues................................    12.6%     16.4%     10.6%
  Virtual campus software revenues.......................      --      26.8       0.8
  Product sales revenues.................................      --      22.9      22.8
  Development and other revenues.........................    42.4      16.1       6.3
  Instructor-led training revenues.......................      --      10.7      42.9
  Other service revenues.................................    45.0       7.1      16.6
                                                           ------    ------    ------
          Total net revenues.............................   100.0     100.0     100.0
Costs and expenses:
  Cost of revenues.......................................    20.7      23.6      68.6
  Sales and marketing....................................   169.0      43.7      36.1
  Product development....................................   157.3      44.0      39.4
  General and administrative.............................   262.8      23.5      25.8
  Depreciation and amortization..........................    15.3       9.2      16.8
  Reorganization and other non-recurring charges.........      --     119.6      38.0
                                                           ------    ------    ------
          Total costs and expenses.......................   625.1     263.6     224.7
                                                           ------    ------    ------
Loss from operations.....................................  (525.1)   (163.6)   (124.7)
Other income (expense):
  Other income (expense).................................    32.3       1.2      (6.2)
  Interest income (expense)..............................     0.4       3.2      (4.1)
                                                           ------    ------    ------
Net loss.................................................  (492.4)%  (159.2)%  (135.0)%
                                                           ======    ======    ======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Summary

     The Company incurred a net loss of $20,169,155 (or $5.27 per share) in 1998 as compared to a net loss of $16,144,763 (or $4.91 per share) in 1997. Excluding certain non-recurring items in both years, the Company incurred a net loss of $13,676,515 (or $3.57 per share) in 1998 as compared to a net loss of $4,014,419 (or $1.22 per share) in 1997. Non-recurring items for 1998 amounted to $6,492,640 (or $1.70 per share) and included $1,770,408 of costs incurred pursuant to a management reorganization plan, $3,669,598 goodwill impairment related to the planned divestiture of certain non-online businesses, losses of $907,426 related to the sale of Ivy and HTR's consulting division, and a loss on debt restructuring of $145,208. Non-recurring items for 1997 totaled $12,130,344 (or $3.69 per share) and included acquired in-process research and development costs of $2,700,000 and $8,400,000 related to the acquisition of Teletutor and HTR, respectively, $690,000 of compensation expense related to the acquisition of HTR and $340,344 pursuant to a management reorganization plan. Total revenues in 1998 were $14,683,112 in 1998 as compared to $10,144,500 for 1997. The increase in revenues was due primarily to the acquisitions of Ivy, Teletutor and HTR and was partially offset by decreases in VCampus(TM) software revenues and development and other revenue. Online tuition revenues decreased from $1,662,058 in 1997 to $1,548,950 in 1998 primarily due to the Company's change in method for recognizing revenue for its VCampus(TM) software systems and prepaid online tuition fees upon adoption of the AICPA Statement of Position 97-2, "Software Revenue Recognition, ("SOP 97-2"). VCampus(TM) software revenues decreased from $2,718,000 in 1997 to $112,253 primarily due to the Company's new marketing strategy of moving away from licensing the VCampus(TM) software towards sales of online courseware subscriptions. Development and other revenues decreased in 1998 as compared to 1997 primarily due to an agreement with one customer in 1997 that provided funding for the development of a custom VCampus(TM) in exchange for a share of future net revenues derived from the operation of such campus and warrants to purchase Common Stock of the Company. Excluding this one customer from 1997, development and other revenues decreased slightly from 1997 to 1998. Excluding the non-recurring items described above, total costs and expenses were $27,404,598 in 1998 as compared to costs of $14,612,719 for 1997. The increase was due primarily to the addition of Ivy, Teletutor and HTR costs and expenses as well as increased operating costs related to the expansion of operations prior to workforce reductions and the closing of certain office facilities implemented during 1998 as a result of certain management reorganization plans.

  Net Revenues

     Total net revenues increased 45% from $10,144,500 in 1997 to $14,683,112 in 1998. Online tuition revenues decreased from $1,662,058 (16.4% of net revenues) in 1997 to $1,548,950 (10.6% of net revenues) in 1998. While the Company delivered approximately 95,000 courses online, a six-fold increase over 1997's approximately 15,000, online tuition revenues decreased due to the Company's adoption of SOP 97-2 as of January 1, 1998, which requires the Company to recognize revenue ratably over the length of the service period. Virtual campus software revenues decreased from $2,718,000 (26.8% of net revenues) for 1997 to $112,253 (0.8% of net revenues) for 1998. The decrease is primarily due to the Company's new marketing strategy of moving away from licensing the VCampus(TM) software towards sales of online courseware subscriptions. Product sales revenues increased in absolute terms from $2,330,029 (22.9% of net revenues) in 1997 to $3,347,777 (22.8% of net revenues) in 1998. The increase was due primarily to the acquisition of the Ivy, Teletutor and HTR product lines. Development and other revenues decreased from $1,631,233 (16.1% of net revenues) in 1997 to $925,751 (6.3% of net revenues) in 1998 primarily due to an agreement with one customer in 1997 that provided funding for the development of a custom VCampus(TM) in exchange for a share of future net revenues derived from the operation of such campus and warrants to purchase Common Stock of the Company. Excluding this one customer from 1997, development and other revenues decreased slightly from 1997 to 1998. Development revenues were primarily related to courseware conversion between the Company and its customers in both years. Other service revenues increased from $ 717,546 (7.1% of net revenues) in 1997 to $2,444,719 (16.6% of net revenues) in 1998. The increase was due primarily to the acquisition of HTR in October 1997. Instructor-led training revenues increased from $1,085,634 (10.7% of net revenues) in 1997 to $6,303,662 (42.9%
of net revenues) in 1998. The increase was due primarily to the acquisition of HTR in October 1997.

  Cost of Revenues

     Total cost of revenues increased from $2,390,711 (23.6% of net revenues) in 1997 to $10,072,558 (68.6% of net revenues) in 1998. Total cost of revenues increased in absolute dollars due primarily to the acquisitions of Ivy, Teletutor and HTR. As a percentage of net revenues, cost of revenues increased, due primarily to the addition of instructor-led training revenues, which have higher direct costs than the Company's other sources of revenues. The Company believes that in the future, once the remaining non-online businesses are sold, cost of revenues will decrease in absolute dollars, and will decrease as a percentage of total net revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased in absolute terms from $4,438,717 (43.7% of net revenues) in 1997 to $5,304,394 (36.1% of net revenues) in 1998. Sales and marketing expenses consist primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. Sales and marketing expenses increased in absolute dollars due primarily to the addition of Ivy, Teletutor and HTR, but decreased as a percentage of revenues because of the greater increase in revenues. The Company expects sales and marketing expense to increase substantially in the future as the Company expands its sales and marketing efforts.

     Product Development. Product development expenses increased in absolute terms from $4,464,976 (44.0% of net revenues) in 1997 to $5,781,880 (39.4% of net revenues) in 1998. Product development expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. Product development expenses increased in absolute dollars due primarily to the acquisition of Teletutor and HTR. In addition, the Company wrote-off approximately $694,000 related to certain content acquisition and development costs. As a percentage of net revenues, product development expenses decreased in 1998 as compared to 1997 due primarily to increased revenues and workforce reductions implemented during 1998 as a result of management reorganization plans and because of 1997 efforts to build the Company's courseware library.

     General and Administrative. Excluding $1,300,000 of bad debt expense recognized in the first quarter of 1998 for certain uncollectible accounts receivable, general and administrative expenses increased from $2,387,172 (23.5% of net revenues) in 1997 to $2,482,844 (17.0% of net revenues) in 1998. General and administrative expenses consist primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. General and administrative expenses increased in absolute dollars due primarily to the acquisition of Ivy, Teletutor and HTR. As a percentage of revenues, general and administrative costs decreased in 1998 as compared to 1997 due primarily to increased revenues and workforce reductions during 1998 as a result of management reorganization plans.

     Depreciation and Amortization. Depreciation and amortization expense increased from $931,143 (9.2% of net revenues) in 1997 to $2,462,922 (16.8% of net revenues) in 1998. Depreciation expense increased due primarily to additional purchases of computer equipment and other assets in 1997 to support product development, technical operations and personnel needs as well as the acquisitions of Ivy, Teletutor and HTR. Amortization expense increased due primarily to the acquisitions of Ivy, Teletutor and HTR.

     Reorganization Costs. During 1998, the Company implemented a plan to reduce its workforce and close certain office facilities. The plan resulted in
(i) the termination of approximately 85 employees primarily from the product development and administrative areas and (ii) the closure of the Company's training facilities located in Los Angeles, and Baltimore, and an executive office in McLean, Virginia. As a result, the Company recorded a restructuring charge of approximately $1,770,000. The restructuring charge included approximately $ 1,494,000 for employee severance and termination costs and approximately $276,000 primarily for expenses related to facilities lease cancellations and write down of assets no longer in use. During 1998, the Company paid approximately $1,224,000 in costs under the restructuring accrual. Included in accounts payable and accrued expenses at December 31, 1998 is approximately $546,000 primarily representing future severance payments.

     Interest and Other Income (Expense). Net interest income was $328,800 in 1997 and net interest expense was $597,139 in 1998. Interest income was derived primarily from investing funds raised in the Company's private and public securities offerings during 1996. Other income of $125,000 in 1997 was derived from the sale of an investment in a joint venture (an asset acquired in connection with the acquisition of HTR).

     Loss on Sale of Subsidiaries. During 1998 the Company announced plans to divest its non-online businesses in order to focus its efforts on its core online training business. The Company believes this move is consistent with its strategy of moving content and customers to an online training platform from the traditional classroom training sold through its non-online businesses. As such, in September 1998, the Company sold Ivy back to its original owner. As a result of this sale, the Company recorded a loss on the sale of subsidiary of $381,954 (or $0.10 per share) during the third quarter of 1998. In December 1998, the Company sold HTR's consulting division. As a result of this sale, the Company recorded a loss on the sale of subsidiary of $ 525,472 (or $0.14 per share) for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Net Revenues

     Net revenues increased from $942,426 in 1996 to $10,144,500 in 1997, primarily due to an increase in virtual campus licensing and tuition revenues and revenues generated by the Company's 1997 acquisitions. Consolidated net revenues for 1997 included $566,751 and $1,568,956 of product sales revenues from Ivy and Teletutor, respectively. Consolidated revenues also included $167,322 in product sales revenues, $1,085,634 in instructor-led training revenues, and $367,548 in consulting revenues from HTR.

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

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $1,592,668 in 1996 to $4,438,717 in 1997 and decreased as a percentage of total net revenues from 169.0% in 1996 to 43.7% in the comparable period in 1997. Sales and marketing expenses consisted primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. The increase in absolute dollars was primarily due to increased staffing and marketing campaigns to secure contracts and strategic partnerships, and the inclusion of the results of operations of Ivy, Teletutor, and HTR. Specifically, during the latter part of 1996 and throughout 1997, the Company significantly expanded its sales and marketing organization in order to build an infrastructure to support the anticipated revenue opportunities for online courseware.

     Product Development. Product development expenses increased from $1,482,179 in 1996 to $4,464,976 in 1997. Product and development expenses decreased as a percentage of total net revenues from 157.3% in 1996 to 44.0% in 1997. The increase in absolute dollars was primarily attributable to the overall staffing and other cost increases aimed at maintaining and enhancing the Company's courseware library and VCampus(TM) software. During 1996 and 1997 the Company incurred significant expenses to convert traditional educational and training content to online courseware. Contributing to the increase in product development costs in 1997 was the inclusion of the results of the operations of CTA and Teletutor. Product development costs for 1997 are net of $1,990,000 of costs capitalized in accordance with the Company's software capitalization and content development policy. No product development costs were capitalized during 1996.

     General and Administrative. General and administrative expenses decreased from $2,477,144 in 1996 to $2,387,172 in 1997 and decreased as a percentage of total net revenues from 262.8% in 1996 to 23.5% in 1997. General and administrative costs during 1996 included certain stock option compensation expense of $1,022,052, which was the amount by which the fair market value of the Common Stock exceeded the exercise price of certain options as of the date the Board of Directors granted such options or extended their exercise period. Also included in 1996 expenses were certain one-time relocation, recruiting and acquisition costs. General and administrative expenses generally consisted of personnel costs, facilities and related costs, as well as legal, accounting and other costs. Excluding the 1996 compensation expense and one-time relocation, recruiting and acquisition costs, general and administrative expenses increased in 1997 primarily due to increases related to the Company's growth and additional operations due to acquisitions, and generally to cover increased expenses associated with operating as a public company.

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

     Reorganization and Other Non-Recurring Charges. During 1997, the Company incurred certain non-recurring charges totaling $12,130,344, primarily related to in-process research, development and content expense in connection with the Teletutor and HTR acquisitions. Also included in non-recurring charges are accrued compensation expense related to the HTR acquisition and certain other non-recurring costs.

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

YEAR 2000

     Computers, software and microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000" issue. The Company is addressing the issue in several ways. First, the Company has established a team to monitor product compliance and believes that all Company products are Year 2000 compliant. Secondly, the Company is in the process of seeking Year 2000 compliance certification from its major suppliers and vendors related to their products and internal business applications. Finally, the Company has established a team to coordinate Year 2000 compliance related to internal systems.

     Many of the Company's systems use vendor-provided software, and Year 2000 compliance is expected to be achieved through vendor specific upgrades. For other internal systems, testing will be completed internally to ensure Year 2000 compliance. As of December 31, 1998, the Company has completed its assessments of Year 2000 compliance with respect to all of its own products, 90% of its own internal systems and approximately 75% of its vendor-provided systems and applications. The Company anticipates all of its systems will have been addressed and updated through vendor provided upgrades or through completion of internal testing prior to April 30, 1999. The Company does not believe that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company does not believe that the Year 2000 issue will materially adversely affect its business. However, the Company continues to bear risk related to Year 2000 and could be materially adversely affected if significant customers or suppliers fail to address the issue or if vendor upgrades are not provided to the Company as required. The Company could be forced to spend significant resources and funds to find alternative providers of systems and applications used by the Company. The Company's contingency plan for any vendor-provided product found to be non-Year 2000 compliant upon completion of the Company's assessment is to insist upon vendor compliance within a reasonable time in advance of Year 2000 and to pursue alternative products with other Year 2000 compliant vendors.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had $336,194 in cash and cash equivalents. Since its inception, the Company has financed its operating cash flow needs primarily through offerings of equity securities and, to a lesser extent, borrowings. Cash utilized in operating activities was $9,500,483 for the year ended December 31, 1998 and $5,775,809 for the year ended December 31, 1997. Use of cash was primarily attributable to the net loss recorded.

     Cash utilized in investing activities was $1,398,793 for the year ended December 31, 1998 as compared to $6,932,195 for the year ended December 31, 1997. The use of cash for investing activities during 1998 primarily represented purchases of equipment and investments in software and courseware development. The use of cash for investing activities during 1997 primarily represented purchases of businesses, and to a lesser extent the purchase of equipment and investments in software and courseware development.

     Cash provided by financing activities was $8,529,979 for the year ended December 31, 1998 as compared to $60,536 used by financing activities for the year ended December 31, 1997. In March 1998, the Company raised approximately $5,300,000 in its Series C private placement. In this transaction, the Company issued 626,293 shares of its Series C Preferred Stock, which are convertible into approximately 759,100 shares of Common Stock. In connection with this transaction, the Company also issued five-year warrants to purchase 626,293 shares of Common Stock at an exercise price of $8.46 per share. The Series C Preferred Stock has a liquidation preference of $12.69 per share upon sale or liquidation of the Company. The Common Stock underlying both the Series C Preferred Stock and the warrants has certain registration rights.

     In June 1998, the Company raised approximately $5,200,000 through its Series D private placement. In this transaction, the Company issued 1,082,625 shares of its Series D Preferred Stock, convertible to an equal number of common shares. The holders of Series D Preferred Stock are entitled to receive a 5% annual dividend compounded and paid semi-annually beginning December 31, 1998. Such dividends are payable, at the option of the Company, either in cash or in Common Stock. The first of such dividends were paid in shares of Common Stock in December 1998. In June 1998 and September 1998, 137,174 of Series D shares and 17,569 shares of UOL Common Stock were issued in connection with the conversion of approximately $867,000 of indebtedness to certain former shareholders of HTR. The non-cash portion of this transaction has been excluded from the consolidated statements of cash flows.

     During the year ended December 31, 1998, the Company borrowed an additional $1,500,000 on its line of credit from its then existing bank lender, and subsequently repaid approximately $5,000,000, satisfying all its obligations to that lender.

     In August 1998, the Company obtained a secured lending facility through a new lending institution that provided up to $2,000,000 in a revolving line of credit ("Line of Credit") and a $500,000 senior term loan ("Senior Term Loan"). Under the terms of the agreement, the Company may borrow the lesser of (i) $2,000,000 or (ii) a percentage of its accounts receivable in accordance with an agreed upon schedule. The Line of Credit bears interest at the bank prime rate plus 2.00%, while the interest rate for the Senior Term Loan is at the bank prime rate plus 2.50%. Borrowings under the Line of Credit originally matured on February 15, 1999, while the Senior Term Loan was set to mature on July 15, 2001. As of December 31, 1998 the Company had borrowed $1,547,931 against the Line of Credit and $500,000 under the Senior Term Loan. The proceeds were used primarily to satisfy the Company's obligations to its prior lending institution. In addition, in August 1998, the Company obtained a secured term loan for $500,000 with another lending institution, that is subordinated to the two facilities described above (the "Subordinated Term Loan"). Amounts borrowed under this Subordinated Term Loan bear interest at 12% annually and were due on February 15, 1999. In connection with these transactions, the Company issued warrants for the purchase of an aggregate of 90,000 shares of Series D Preferred Stock at an aggregate exercise price of $495,000.

     As of December 31, 1998, the Company was in violation of certain covenants related to these secured lending facilities. In February 1999, the Company repaid the $500,000 Senior Term Loan to its primary lender in exchange for which the maturity date of the Line of Credit was extended (effective March 22, 1999) to April 15, 1999. In addition, the interest rate for the Line of Credit was increased to the bank prime rate plus 3.00%. The Company is also negotiating to extend the maturity date for the Subordinated Term Loan to

May 15, 1999. In exchange for these extensions, the Company will issue warrants to its lenders for the purchase of up to 95,000 additional shares of Series D Preferred and/or common stock at an aggregate price of up to $387,500.

     The Company is currently negotiating for a $3,000,000 line of credit from a new lender, which facility, if approved is expected to be in place in the second quarter of 1999.

     During the fourth quarter of 1998 the Company announced plans to divest its non-online businesses ("the legacy businesses") and, as such, engaged the services of Friedman, Billings, Ramsey & Co. to provide investment-banking services related to the divestiture of the HTR instructor-led training business. The Company expects to complete this divestiture sometime in the second quarter of 1999. Also related to the planned divestitures of the legacy businesses, during the first quarter of 1999, the Company signed a letter of intent to sell the HTR Knowledgeworks legacy business for $1,500,000. The Company expects this transaction to be completed during the second quarter of 1999.

     In January 1999, the Company raised approximately $1,050,000 through a private placement of 282,500 shares of its Common Stock at $4.00 per share. In connection with this transaction, the Company also issued warrants, exercisable over 3 years at $3.00 per share, for the purchase of 70,625 shares of Common Stock.

     The Company expects negative cash flow from operations to continue for at least the next six months until the legacy businesses are sold and as the online revenue stream matures. During 1998, the Company reduced its workforce by over 50% and closed four office facilities. This reorganization is expected to provide annual savings of approximately $6,000,000. In addition, the Company has implemented measures to curtail the rate of discretionary spending. The Company recognizes that it will need to raise additional funding to meet its working capital requirements and in addition to the steps taken during the first quarter of 1999 as described above, is considering all of its alternatives, including continuing its efforts to obtain financing through additional equity or debt financing, which may not be available on favorable terms, or at all. If the Company does not address its funding needs, it will be materially adversely affected. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects.

     As of December 31, 1998, the Company had net operating loss carryforwards of approximately $30,661,000 for federal income tax purposes, which will expire at various dates through 2018. The Company's ability to utilize all of its net operating loss and credit carryforwards may be limited by changes in ownership.

RECENT PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial statements.

     In April 1998, AcSEC issued AICPA Statement of Position 98-5 Reporting on the Costs of Start Up Activities ("SOP 98-5"). SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and requires certain start-up and organizational costs to be expensed as incurred. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements.

     In December 1998, AcSEC issued AIPCA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). SOP 98-9 amends certain provisions of SOP 97-2 to require revenue recognition using the "residual method" when there is vendor-specific objective evidence ("VSOE") of the fair value of all undelivered elements in a multiple-element arrangement, but VSOE does not exist for one or more individual elements. These provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. SOP 98-9 also extends the deferral of the application of certain provisions of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. The adoption of SOP 98-9 is not expected to have a material impact on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

         (3) Exhibits.

            EXHIBIT NO.                          DESCRIPTION
            -----------                          -----------
             2.1(a)      Agreement and Plan of Merger, dated July 31, 1996, relating to the acquisition of Cognitive Training Associates, Inc.
             2.2(b)      Stock Purchase Agreement, dated March 1, 1997, with Ivy and its Shareholders.
             2.3(c)      Stock Purchase Agreement, dated April 30, 1997, relating to the acquisition of Teletutor.
             2.4(d)      Agreement and Plan of Merger, dated October 31, 1997,
                         relating to the acquisition of HTR.
             2.5         Stock Purchase Agreement, effective September 30, 1998, by and among UOL Publishing, Inc., Ivy Software, Inc. and
                         Robert N. Holt.
             2.6         Asset Purchase Agreement, effective December 31, 1998, by
                         and among UOL Publishing, Inc., and A & T Systems, Inc.
                         relating to the sale of the HTR consulting division.
             2.7         First amendment to the Teletutor Stock Purchase Agreement, dated December 30, 1998, relating to the restructure of
                         acquisition debt.
             3.1(a)      Amended and Restated Certificate of Incorporation, as
                         currently in effect.
             3.2(a)      Amended and Restated Bylaws, as currently in effect.
             4.1(a)      Form of Common Stock certificate.
            10.2(a)      Warrant Agreement, dated as of March 22, 1995, with Spencer
                         Trask Securities Incorporated and Forms of Warrant
                         Certificates.
            10.3(a)      Form of Promissory Note.
            10.6(a)      Warrant, dated July 23, 1996, granted to Oppenheimer & Co.,
                         Inc.
            10.7(a)      Letter Agreement, dated as of September 12, 1996, with
                         Austin O. Furst and certain related entitles.
            10.8(a)      Amended and Restated Stock Option Plan.
            10.9(a)      1996 Stock Plan, as amended.
            10.10(a)     Employment Agreement, dated July 1, 1996, with Narasimhan P.
                         Kannan.
            10.11(a)     Employment Agreement, dated July 1, 1996, with Carl N.
                         Tyson.

            EXHIBIT NO.                          DESCRIPTION
            -----------                          -----------
            10.12(a)     Employment Agreement, dated July 31, 1996, with Michael L.
                         Brown.
            10.13(a)     Employment Agreement, dated August 15, 1996, with Leonard P.
                         Kurtzman.
            10.14(a)*    Agreement, dated August 14, 1995, as amended, with
                         Educational Services Institute.
            10.15(a)     Form of Online Educational Services Distribution Agreement.
            10.16(a)     Form of University Master Agreement for Online Education
                         Services.
            10.17(a)     Form of Online Educational Services Agreement.
            10.18(a)     Form of Inner Circle Online Educational Services Development
                         and Distribution Agreement.
            10.19(a)*    Agreement, dated April 15, 1996, with Autodesk, Inc.
            10.20(a)*    Project Financing and Development Agreement with InternetU,
                         Inc., as amended.
            10.21(a)     Employment letter agreement, dated October 29, 1996, with W.
                         Braun Jones, Jr.
            10.23(e)     Employment Agreement, dated April 30, 1997, with James R.
                         Cooper.
            10.24(e)     Employment Agreement, dated January 1, 1997, with Michael W.
                         Anderson.
            10.25(e)     Employment Agreement, dated October 31, 1997, with Kamyar
                         Kaviani.
            10.26(e)     Employment Agreement, dated October 31, 1997, with Farzin
                         Arsanjani.
            10.27(e)     Employment Agreement, dated October 31, 1997, with Daniel J.
                         Callahan, IV.
            10.28(e)     Letter agreement, dated December 18, 1997, with Leonard P.
                         Kurtzman.
            10.29(f)     First Union loan amendment documents dated March 31, 1998.
            10.30(f)     Series C Preferred Stock and Warrant Purchase Agreement.
            10.31(f)     Registration Rights Agreement, dated March 31, 1998.
            10.32(g)     Series D Preferred Stock Purchase Agreement, dated June 29,
                         1998.
            10.33(g)     Amended and Restated Registration Rights Agreement, dated
                         June 29, 1998.
            10.34(g)     Certificate of Designations, Preferences and Rights of
                         Series D Convertible Preferred Stock dated June 26, 1998.
            10.35(g)     Certificate of Designations, Preferences and Rights of
                         Series C Convertible Preferred Stock dated June 25, 1998.
            10.36(h)     Loan and Security Agreement dated August 14, 1998 with
                         Imperial Bank.
            10.37(h)     Warrant to Purchase Stock dated August 14, 1998 issued to
                         Imperial Bank.
            10.38(h)     Loan Agreement dated August 14, 1998 with Sand Hill Capital,
                         LLC.
            10.39(h)     Warrant to Purchase Stock dated August 14, 1998 issued to
                         Sand Hill Capital, LLC.
            10.40        Form of Subscription Agreement for the $1.05 million Spencer
                         Trask Financing.
            21.1         List of Subsidiaries.
            23.1         Consent of Ernst & Young LLP, Independent Auditors.
            27.1         Financial Data Schedule.

---------------
 *  Confidential treatment requested.

(a) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-12135).

(b) Incorporated by reference to Exhibit No. 2.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(c) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Current Report on Form 8-K dated May 14, 1997.

(d) Incorporated by reference to Exhibit No. 2.3 to the Registrant's Current Report on Form 8-K dated November 17, 1997.

(e) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(f) Incorporated by reference to the identically numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(g) Incorporated by reference to the identically numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(h) Incorporated by reference to the identically numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

     (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

                              UOL PUBLISHING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1997 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1996, 1997 and 1998......  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1997 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
UOL Publishing, Inc.

     We have audited the accompanying consolidated balance sheets of UOL Publishing, Inc. as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UOL Publishing, Inc. at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

Vienna, Virginia
February 26, 1999, except for Note
10
as to which the date is March 22,
1999

                              UOL PUBLISHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1998
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  2,705,490    $    336,194
  Accounts receivable, less allowance of $739,000 and
     $567,000 at December 31, 1997 and 1998, respectively...     4,413,170       3,087,268
  Loans receivable from related parties.....................       133,516         143,515
  Loans receivable -- current...............................            --         232,375
  Prepaid expenses and other current assets.................       481,516         172,926
                                                              ------------    ------------
Total current assets........................................     7,733,692       3,972,278
Property and equipment, net.................................     2,809,619       2,436,534
Capitalized software costs and courseware development costs,
  net.......................................................     2,354,159       2,130,665
Acquired online publishing rights, net......................       845,000         407,552
Loans receivable -- less current portion....................            --         380,234
Other assets................................................       358,208         194,644
Other intangible assets, net................................     3,531,514       2,508,664
Goodwill, net...............................................     8,833,040       2,840,460
                                                              ------------    ------------
          Total assets......................................  $ 26,465,232    $ 14,871,031
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  6,398,488    $  4,617,418
  Notes payable -- current portion..........................     4,551,950       3,075,139
  Deferred revenues.........................................       572,390         911,072
                                                              ------------    ------------
          Total current liabilities.........................    11,522,828       8,603,629

Long-term liabilities:
  Deferred revenues -- less current portion.................            --         109,834
  Notes payable -- less current portion.....................     1,531,121         337,235
                                                              ------------    ------------
          Total liabilities.................................    13,053,949       9,050,698
                                                              ------------    ------------

Stockholders' equity:
  Series C convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $7,947,658;
     1,000,000 shares authorized; no shares issued and
     outstanding at December 31, 1997; 626,293 shares issued
     and outstanding at December 31, 1998...................            --           6,263
  Series D convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $8,931,656;
     1,200,000 shares authorized; no shares issued and
     outstanding at December 31, 1997; 1,082,625 shares
     issued and outstanding at December 31, 1998............            --          10,826
  Common Stock, $0.01 par value per share; 36,000,000 shares
     Authorized; 3,785,210 and 3,990,046 shares issued and
     outstanding at December 31, 1997 and 1998,
     respectively...........................................        37,852          39,900
  Additional paid-in capital................................    40,901,196      53,460,264
  Accumulated deficit.......................................   (27,527,765)    (47,696,920)
                                                              ------------    ------------
          Total stockholders' equity........................    13,411,283       5,820,333
                                                              ============    ============
          Total liabilities and stockholders' equity........  $ 26,465,232    $ 14,871,031
                                                              ============    ============

    The accompanying notes are an integral part of the financial statements.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                       1996            1997            1998
                                                    -----------    ------------    ------------
Revenues:
  Online tuition revenues.........................  $   118,685    $  1,662,058    $  1,548,950
  Virtual campus software revenues................           --       2,718,000         112,253
  Product sales revenues..........................           --       2,330,029       3,347,777
  Development and other revenues..................      399,497       1,631,233         925,751
  Instructor-led training revenues................           --       1,085,634       6,303,662
  Other service revenues..........................      424,244         717,546       2,444,719
                                                    -----------    ------------    ------------
Net revenues......................................      942,426      10,144,500      14,683,112
Costs and expenses:
  Cost of revenues................................      194,730       2,390,711      10,072,558
  Sales and marketing.............................    1,592,668       4,438,717       5,304,394
  Product development.............................    1,482,179       4,464,976       5,781,880
  General and administrative......................    2,477,144       2,387,172       3,782,844
  Depreciation and amortization...................      144,284         931,143       2,462,922
  Acquired in-process research, development and
     content......................................           --      11,100,000              --
  Compensation expense in connection with the
     acquisition of HTR, Inc......................           --         690,000              --
  Reorganization and other non-recurring
     charges......................................           --         340,344       5,585,214
                                                    -----------    ------------    ------------
Total costs and expenses..........................    5,891,005      26,743,063      32,989,812
                                                    -----------    ------------    ------------

Loss from operations..............................   (4,948,579)    (16,598,563)    (18,306,700)

Other income (expense):
  Loss on sale of subsidiaries....................           --              --        (907,426)
  Other income (expense)..........................      303,983         125,000              --
  Interest income (expense).......................        3,893         328,800        (597,139)
                                                    -----------    ------------    ------------
Net loss..........................................  $(4,640,703)   $(16,144,763)   $(19,811,265)
                                                    ===========    ============    ============
Dividends to preferred stockholders...............     (330,706)             --        (357,890)
                                                    -----------    ------------    ------------
Net loss attributable to common stockholders......  $(4,971,409)   $(16,144,763)   $(20,169,155)
                                                    ===========    ============    ============
Net loss per share................................  $     (4.98)   $      (4.91)   $      (5.27)
                                                    ===========    ============    ============
Net loss per share -- assuming dilution...........  $     (4.98)   $      (4.91)   $      (5.27)
                                                    ===========    ============    ============

    The accompanying notes are an integral part of the financial statements.

                              UOL PUBLISHING, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          SERIES A            SERIES C            SERIES D
                                        CONVERTIBLE         CONVERTIBLE          CONVERTIBLE
                                      PREFERRED STOCK     PREFERRED STOCK      PREFERRED STOCK        COMMON STOCK
                                     ------------------   ----------------   -------------------   -------------------
                                      SHARES    AMOUNT    SHARES    AMOUNT    SHARES     AMOUNT     SHARES     AMOUNT
                                     --------   -------   -------   ------   ---------   -------   ---------   -------
Balance at December 31, 1995.......   381,335   $ 3,813        --       --          --        --     783,246   $ 7,832
 Issuance of Common Stock primarily
   in connection with the CTA
   acquisition.....................        --        --        --       --          --        --      47,584       476
 Issuance of Series A convertible
   Preferred Stock.................    21,625       217        --       --          --        --          --        --
 Issuance of compensatory stock
   options and warrants............        --        --        --       --          --        --          --        --
 Transactions in connection with
   Company's initial public
   offering:
   Issuance of Common Stock in
     connection with initial public
     offering......................        --        --        --       --          --        --   1,430,000    14,300
   Conversion of Series A
     Convertible Preferred Stock...  (402,960)   (4,030)       --       --          --        --     402,960     4,030
   Conversion of Series B
     Redeemable convertible
     Preferred Stock...............        --        --        --       --          --        --     383,786     3,837
   Conversion of Preferred Stock
     dividends payable to shares of
     Common Stock..................        --        --        --       --          --        --      55,623       556
   Issuance of Common Stock in
     connection with exercise of
     warrants......................        --        --        --       --          --        --      67,980       680
   Conversion of debt to equity....        --        --        --       --          --        --      14,988       150
 Net loss..........................        --        --        --       --          --        --          --        --
                                     --------   -------   -------   ------   ---------   -------   ---------   -------
Balance at December 31, 1996.......        --        --        --       --          --        --   3,186,167    31,861
 Issuance of Common Stock in
   connection with the HTR
   acquisition.....................        --        --        --       --          --        --     585,940     5,860
 Issuance of stock options and
   warrants in connection with the
   HTR acquisition.................        --        --        --       --          --        --          --        --
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................        --        --        --       --          --        --      13,103       131
 Issuance of compensatory stock
   options and warrants............        --        --        --       --          --        --          --        --
 Net loss..........................        --        --        --       --          --        --          --        --
                                     --------   -------   -------   ------   ---------   -------   ---------   -------
Balance at December 31, 1997.......        --        --        --       --          --        --   3,785,210    37,852
 Issuance of Series C convertible
   Preferred Stock.................        --        --   626,293   $6,263          --        --          --        --
 Issuance of Series D convertible
   Preferred Stock.................        --        --        --       --   1,082,625   $10,826          --        --
 Issuance of Common Stock primarily
   in connection with conversion of
   debt to equity..................        --        --        --       --          --        --     138,039     1,380
 Issuance of Common Stock for
   payment of Series D convertible
   Preferred Stock dividends.......        --        --        --       --          --        --      28,902       289
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................        --        --        --       --          --        --      37,895       379
 Compensatory stock options and
   warrants........................        --        --        --       --          --        --          --        --
 Net loss..........................        --        --        --       --          --        --          --        --
 Dividends on convertible Preferred
   Stock...........................        --        --        --       --          --        --          --        --
                                     --------   -------   -------   ------   ---------   -------   ---------   -------
Balance at December 31, 1998.......        --   $    --   626,293   $6,263   1,082,625   $10,826   3,990,046   $39,900
                                     ========   =======   =======   ======   =========   =======   =========   =======


                                                                      TOTAL
                                     ADDITIONAL                   STOCKHOLDERS'
                                       PAID-IN     ACCUMULATED       EQUITY
                                       CAPITAL       DEFICIT        (DEFICIT)
                                     -----------   ------------   -------------
Balance at December 31, 1995.......  $ 5,456,325   $ (6,742,299)  $ (1,274,329)
 Issuance of Common Stock primarily
   in connection with the CTA
   acquisition.....................      741,524             --        742,000
 Issuance of Series A convertible
   Preferred Stock.................      412,583             --        412,800
 Issuance of compensatory stock
   options and warrants............    1,046,232             --      1,046,232
 Transactions in connection with
   Company's initial public
   offering:
   Issuance of Common Stock in
     connection with initial public
     offering......................   15,822,328             --     15,836,628
   Conversion of Series A
     Convertible Preferred Stock...           --             --             --
   Conversion of Series B
     Redeemable convertible
     Preferred Stock...............    3,338,834             --      3,342,671
   Conversion of Preferred Stock
     dividends payable to shares of
     Common Stock..................         (556)            --             --
   Issuance of Common Stock in
     connection with exercise of
     warrants......................      599,312             --        599,992
   Conversion of debt to equity....      136,546             --        136,696
 Net loss..........................           --     (4,640,703)    (4,640,703)
                                     -----------   ------------   ------------
Balance at December 31, 1996.......   27,553,128    (11,383,002)    16,201,987
 Issuance of Common Stock in
   connection with the HTR
   acquisition.....................   12,591,850             --     12,597,710
 Issuance of stock options and
   warrants in connection with the
   HTR acquisition.................      591,118             --        591,118
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       15,250             --         15,381
 Issuance of compensatory stock
   options and warrants............      149,850             --        149,850
 Net loss..........................           --    (16,144,763)   (16,144,763)
                                     -----------   ------------   ------------
Balance at December 31, 1997.......   40,901,196    (27,527,765)    13,411,283
 Issuance of Series C convertible
   Preferred Stock.................    5,445,553             --      5,451,816
 Issuance of Series D convertible
   Preferred Stock.................    5,859,185             --      5,870,011
 Issuance of Common Stock primarily
   in connection with conversion of
   debt to equity..................      806,166             --        807,546
 Issuance of Common Stock for
   payment of Series D convertible
   Preferred Stock dividends.......      150,585             --        150,874
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       88,279             --         88,658
 Compensatory stock options and
   warrants........................      209,300             --        209,300
 Net loss..........................           --    (19,811,265)   (19,811,265)
 Dividends on convertible Preferred
   Stock...........................           --       (357,890)      (357,890)
                                     -----------   ------------   ------------
Balance at December 31, 1998.......  $53,460,264   $(47,696,920)  $  5,820,333
                                     ===========   ============   ============

    The accompanying notes are an integral part of the financial statements.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1996           1997           1998
                                                              -----------   ------------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $(4,640,703)  $(16,144,763)  $(19,811,265)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................       95,451        442,151      1,058,950
  Amortization..............................................       48,833        663,663      2,287,796
  Loss on sale of subsidiaries..............................           --             --        907,426
  Loss (gain) on debt restructuring.........................     (100,000)            --        145,208
  Net write-off of acquired online publishing rights........           --             --        266,000
  Net write-off of capitalized software and courseware
    development costs.......................................           --             --        428,284
  Revenues in connection with non-monetary transactions.....           --       (795,000)            --
  Acquired in-process research, development and content.....           --     11,100,000             --
  Stock option and stock warrant compensation expense.......    1,046,232        149,850             --
  Write-off of intangible assets............................           --        237,344      3,669,598
  Interest expense related to notes payable.................           --         66,130             --
  Increase in allowance for doubtful accounts...............           --             --       (162,693)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (216,020)    (2,345,382)     1,425,813
    Prepaid expenses and other current assets...............     (124,089)      (103,894)       307,112
    Other assets............................................           --       (168,042)        49,814
    Accounts payable and accrued expenses...................     (139,087)       926,450       (596,041)
    Deferred revenues.......................................      (74,250)       195,684        523,516
                                                              -----------   ------------   ------------
Net cash used in operating activities.......................   (4,103,633)    (5,775,809)    (9,500,482)
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (463,773)    (1,412,537)      (700,383)
Acquired online publishing rights...........................           --        (60,000)            --
Capitalized courseware development costs....................           --     (1,990,494)      (992,163)
Acquisitions of businesses, net of cash acquired............           --     (3,106,294)            --
Additions to intangible assets..............................           --       (330,798)      (355,809)
Proceeds from loans receivable from related parties.........      286,948             --             --
Advances under loans receivable from related parties........     (101,444)       (32,072)        (9,999)
Proceeds from sale of subsidiaries..........................           --             --        337,500
Proceeds from loans receivable..............................           --             --        325,000
Advances under loans receivable.............................           --             --         (2,939)
                                                              -----------   ------------   ------------
Net cash used in investing activities.......................     (278,269)    (6,932,195)    (1,398,793)
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock......................   16,437,738         15,381        123,466
Proceeds from issuance of Series A convertible Preferred
  Stock.....................................................      412,800             --             --
Proceeds from the issuance of Series B redeemable
  convertible Preferred Stock...............................    3,042,671             --             --
Proceeds from the issuance of Series C convertible Preferred
  Stock.....................................................           --             --      5,244,824
Proceeds from the issuance of Series D convertible Preferred
  Stock.....................................................           --             --      5,115,545
Proceeds from loans payable to related parties..............      430,000             --             --
Proceeds from notes payable.................................      300,000      3,700,000      4,047,931
Repayments of loans payable to related parties..............     (585,300)            --             --
Repayments of notes payable.................................     (286,155)    (3,775,917)    (6,001,787)
                                                              -----------   ------------   ------------
Net cash provided by (used in) financing activities.........   19,751,754        (60,536)     8,529,979
Net increase (decrease) in cash and cash equivalents........   15,369,852    (12,768,540)    (2,369,296)
Cash and cash equivalents at the beginning of the year......      104,178     15,474,030      2,705,490
                                                              -----------   ------------   ------------
Cash and cash equivalents at the end of the year............  $15,474,030   $  2,705,490   $    336,194
                                                              ===========   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $   200,197   $    125,000   $    377,516
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

  Capitalized Software Costs

     During 1997 and 1998, the Company capitalized certain software development costs. Capitalization of software costs began upon the establishment of technological feasibility, which management deemed to have occurred upon the completion of a working model of the Company's virtual campus product ("VCampus(TM)"). The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the VCampus. During 1998, the Company changed its estimate of the economic life of the VCampus(TM) from five years to three years. This change in estimate was not material to the net loss or net loss per share recorded by the Company for 1998. As with estimates of this nature, it is possible that estimates of future gross revenues, the remaining economic life of the products or both may be revised again as a result of future events. During 1998, the Company wrote off approximately $280,000 of software development costs for courses within certain industry segments that the Company does not anticipate pursuing in the short-term. The write off has been included in product development costs in the 1998 statement of operations.

  Capitalized Courseware Development Costs

     During 1997, the Company capitalized certain courseware development costs. Capitalization of courseware development costs began upon the establishment of technological feasibility, which management deemed to have occurred upon the completion of a working model of the relevant courseware. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

courseware development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the product, typically two to three years. It is possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events. During 1998, the Company wrote off approximately $150,000 of courseware development costs for courses within certain industry segments that the Company does not anticipate pursuing in the short-term or courses that have not shown meaningful activity. The write-off has been included in product development costs in the 1998 statement of operations.

  Acquired Online Publishing Rights

     During 1997, the Company acquired online publishing rights to certain courseware. Generally, the Company's acquisition of online publishing rights has occurred in connection with non-monetary exchanges; see Note 2, "Non-Monetary Transactions". At the time of licensing to the Company, this courseware was generally established in CD-ROM, diskette or printed formats. The Company capitalized the costs associated with acquiring this content and amortizes them based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the product, typically two to three years. Amortization begins when the course becomes available for sale online. It is possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events. During 1998, the Company wrote off approximately $270,000 of acquired online publishing rights to courses belonging to certain industry segments that the Company does not anticipate pursuing in the short-term. The write-off has been included in product development costs in the 1998 statement of operations.

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

  Impairment of Long-Lived Assets

     At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The Company made no adjustments to the carrying values of the assets during the years ended December 31, 1996. During 1997, the Company wrote off approximately $250,000 of the workforce asset, which resulted from the Teletutor acquisition (see Note 6). During 1998, the Company wrote off approximately $280,000 in capitalized software development costs, $150,0000 in capitalized courseware development costs and approximately $270,000 in acquired online publishing rights. Also, during 1998, the Company wrote off approximately $3,670,000 of goodwill recorded in connection with the acquisition of HTR, Inc. ("HTR") as a result of its decision to dispose of HTR's non online businesses as described in Note 7.

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Revenue Recognition

     The Company derives its revenues from the following sources -- instructor-led training revenues, product sales revenues, other service revenues, online tuition revenues, virtual campus software revenues, and development and other revenues.

     Revenues for instructor-led training and other services are recognized as the services are delivered.

     The Company recognizes product sales revenues, online tuition revenues and virtual campus software revenues in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. The Company recognizes revenues from product sales upon delivery of the product to the customer, provided no significant obligations remain. The costs of remaining Company obligations (which are insignificant) are accrued when the related revenues are recognized. For online tuition fees, revenue is recognized at the time the student has accessed the selected course and is contractually obligated to pay for the course or the drop/add period (for academic partners) has expired. For prepaid online tuition fees and VCampus(TM) software revenues, the Company recognizes revenue ratably over the period during which customers are entitled to use the courseware and the duration of the VCampus(TM) licenses, respectively.

     During 1996 and 1997, the Company recognized revenues from the sale of prepaid online tuition fees and VCampus(TM) software systems at the time the courses or systems were delivered to the customer or reseller, in accordance with Statement of Position 91-1, Software Revenue Recognition.

     Development and other revenues earned under courseware conversion contracts are recognized using the percentage-of-completion method. For these contracts, revenues are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

     In 1996, two customers individually represented 29% and 27% of net revenues. In 1997 and 1998, no individual customer represented more than 10% of net revenues.

  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123"). SFAS No. 123 allows companies to account for stock-based compensation either under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25"), but requires pro forma disclosures in the footnotes to the consolidated financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based compensation in accordance with the intrinsic value method of APB No. 25. As such, the adoption of SFAS No. 123 did not impact the Company's consolidated financial condition or results of operations.

  Concentration of Credit Risk

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. During 1998, the Company increased its allowance for doubtful accounts to approximately $2,030,000 in order to reserve for certain receivables for which collection had become doubtful. The Company subsequently wrote off approximately $1,460,000 of the amount reserved. As such, the allowance for doubtful accounts totaled approximately $570,000 as of December 31, 1998.

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Non-Monetary Transactions

     During 1997, the Company entered into several transactions with third parties whereby the third party exchanged a non-monetary asset (such as the online publishing rights with respect to certain courseware content) as payment (or partial payment) for the purchase of a VCampus(TM) software product as well as courseware development services.

  Royalties

     The Company has a royalty arrangement with an entity that has provided product development funding, which royalties become due and payable by the Company upon the completion and sale of these products.

     Royalties are also due and payable by the Company upon the sale of certain courses for which the Company has acquired the online publishing rights. In addition, the Company may be obligated to pay certain royalties related to courses which a VCampus(TM) customer may have converted to an online format and elected to distribute to all the Company's VCampus(TM)customers. Royalties accrue at a rate of 15% to 60% of the tuition fees related to certain courses.

     Royalties are classified as a cost of revenues and amounted to approximately $315,000 and $368,000 during the year ended December 31, 1997 and 1998, respectively, the only years in which royalty costs were incurred.

  Advertising Costs

     The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $64,000, $149,000 and $153,000 for the years ended December 31, 1996, 1997, and 1998 respectively.

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

  Comprehensive Income

     Effective January 1, 1998, the company adopted SFAS No. 130, Reporting of Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares or stock and distributions to shareholders. There were no differences between net loss and comprehensive loss.

  Segment Information

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial reports to stockholders. It also establishes

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's operations compromise only one segment and as such adoption of SFAS No. 131 has not impacted the disclosures made in the Company's financial statements.

  Supplemental Information of Non-Cash Investing and Financing Activities

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
Fair value of assets acquired & acquired in-process research
  & development.............................................     $27,232,695
Less: Cash paid.............................................       3,393,390
Notes payable issued........................................       2,308,590
Stock issued................................................      13,184,870
                                                                 -----------
Liabilities assumed.........................................     $ 8,345,845
                                                                 ===========

  Recent Pronouncements

     In March, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial statements.

     In April 1998, AcSEC issued AICPA Statement of Position 98-5, Reporting on the Costs of Start Up Activities ("SOP 98-5"). SOP 98-5 is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires certain start-up and organizational costs to be expensed as incurred. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements.

     In December 1998, AcSEC issued AIPCA Statement of Position 98-9, Modification of SOP 97-2, "Software Revenue Recognition" With Respect to Certain Transactions ("SOP 98-9"). SOP 98-9 amends certain provisions of SOP 97-2 to require revenue recognition using the "residual method" when there is Vendor-Specific Objective Evidence ("VSOE") of the fair value of all undelivered elements in a multiple-element arrangement, but VSOE does not exist for one or more individual elements. These provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. SOP 98-9 also extends the deferral of the application of certain provisions of SOP 97-2 provided by SOP 98-9 through fiscal years beginning on or before March 15, 1999. The adoption of SOP 98-9 is not expected to have a material impact on the Company's financial statements.

3. PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over an estimated useful life of three to seven years. Leasehold improvements

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

are amortized over the lesser of the related lease term or the useful life. Property and equipment consisted of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997         1998
                                                       ----------   ----------
Equipment............................................  $2,284,640   $2,634,111
Computer software....................................     787,588    1,068,049
Leasehold improvements...............................      64,682       88,357
Furniture and fixtures...............................     388,932      396,708
                                                       ----------   ----------
                                                        3,525,842    4,187,225
Less accumulated depreciation........................    (716,223)  (1,750,691)
                                                       ----------   ----------
Total................................................  $2,809,619   $2,436,534
                                                       ==========   ==========

4. CAPITALIZED SOFTWARE AND COURSEWARE DEVELOPMENT COSTS

     Capitalized software and courseware development costs consisted of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997         1998
                                                       ----------   ----------
Capitalized software costs...........................  $1,617,584   $2,195,160
Capitalized courseware development costs.............     865,768      806,425
                                                       ----------   ----------
                                                        2,483,352    3,001,585
Less accumulated amortization........................    (129,193)    (870,920)
                                                       ----------   ----------
Total................................................  $2,354,159   $2,130,665
                                                       ==========   ==========

     During 1998, the Company wrote off approximately $280,000 of software development costs and $150,000 of courseware development costs (see Note 2).

5. ACQUIRED ONLINE PUBLISHING RIGHTS

     Acquired online rights consisted of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997         1998
                                                       ----------   ----------
Acquired online publishing rights....................  $  855,000   $  505,000
Less accumulated amortization........................     (10,000)     (97,448)
                                                       ----------   ----------
Total................................................  $  845,000   $  407,552
                                                       ==========   ==========

     In 1997, the Company acquired approximately $795,000 of the acquired online publishing rights through non-monetary transactions (See Note 2).

     During 1998, the Company wrote off approximately $270,000 of acquired online publishing rights (see Note 2).

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets were comprised of:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1997          1998
                                                      -----------   ----------
Goodwill............................................  $ 9,057,863   $3,234,499
Contracts...........................................      200,000      200,000
Developed content...................................    1,529,574    1,369,836
Work force..........................................      500,000      407,080
Trademarks and names................................    1,056,875      969,444
Customer base.......................................      456,875      369,444
Other...............................................      100,000      100,000
                                                      -----------   ----------
                                                       12,901,187    6,650,303
Less accumulated amortization.......................     (536,633)  (1,301,179)
                                                      -----------   ----------
                                                      $12,364,554   $5,349,124
                                                      ===========   ==========

     In December 1997, the Company's management, in accordance with its impairment policy for long-lived assets, determined that the Teletutor employee workforce asset had been impaired as of December 31, 1997 due to planned workforce reductions, and as such, wrote off approximately $250,000 of the carrying amount of the asset. This amount is included in reorganization and non-recurring expenses in the 1997 statement of operations. In 1998, as a result of the sale of Ivy Software, Inc. ("Ivy"), the Company wrote off approximately $775,000 which was the remaining net unamortized goodwill balance that had resulted from the acquisition of Ivy . In addition, during 1998, goodwill that had resulted from the acquisition of Teletutor was reduced to zero and the remaining intangible assets were reduced ratably by approximately $329,000 due to purchase price adjustments. In December 1998, upon the sale of its consulting line of business, the Company wrote off approximately $1,238,000 in goodwill and workforce assets. In addition, in accordance with its impairment policy for long-lived assets, the Company determined that goodwill that resulted from the HTR acquisition which related to HTR's non-online businesses had been impaired as of December 31, 1998. As a result, the Company wrote off approximately $3,670,000 of goodwill (see Note 7).

7. ACQUISITIONS AND DISPOSITIONS

     During the three years ended December 31, 1998, the Company made the following acquisitions, all of which were accounted for using the purchase method. Accordingly, the purchase price of each company acquired was allocated first to the fair market value of the acquired tangible and identifiable intangible assets.

  Cognitive Training Associates, Inc.

     On August 1, 1996, the Company acquired by merger substantially all of the assets and liabilities (with the exception of the building, vehicle, certain equipment, and certain notes payable) of Cognitive Training Associates, Inc., a Texas corporation ("CTA"), for 42,487 shares of the Company's Common Stock. In conjunction with the acquisition, the Company recorded goodwill in the amount of $505,336, which was subsequently adjusted to $579,312 in 1997, and other intangible assets in the amount of $200,000.

     The Company also issued fully vested options to purchase 5,096 shares of the Company's Common Stock, at an exercise price of $0.12 per share, to four employees of CTA. Additionally, the Company granted an option to purchase 16,995 shares of the Company's Common Stock, at an exercise price of $21.18 per share, to the former stockholder of CTA in conjunction with a two-year employment agreement. In December 1996, management repriced the option to $12.75 per share. Management believes that this new grant price approximated the fair market value on the date of repricing. The option vested over a two-year

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

period beginning in August 1996. Additionally, pursuant to the employment agreement, the former stockholder of CTA was paid $150,000 by the Company upon successful integration of CTA into the Company. The Company expensed this $150,000 during 1996. The Company also agreed to lease the building owned by the former stockholder of CTA for $5,000 per month or $60,000 annually (see Note
11).

  Ivy Software, Inc.

     In March 1997, the Company acquired Ivy Software, Inc. ("Ivy"), a Virginia corporation that develops and distributes business and accounting software for the academic education market, for $314,000 in cash and potential future payments not to exceed approximately $862,000, which were based upon integration of operations, conversion of software and operating results. In connection with this transaction, the President and sole shareholder of Ivy entered into a three-year consulting agreement with the Company. As a result of this acquisition, the Company recorded goodwill in the amount of $300,000, which was subsequently adjusted to $869,643 upon scheduled payments to the former shareholder of Ivy. In September 1998, the Company sold Ivy for approximately $250,000 in cash and $196,000 in a note receivable. The note bears interest at 6% and is payable in quarterly installments through September 2005. The Company retained the rights to sell and distribute the online versions of Ivy software. As a result of the sale, the Company wrote off the unamortized goodwill balance and recorded a loss on the sale of subsidiary of $381,954. The Company's potential future obligations of approximately $300,000 related to the acquisition were terminated upon the sale. The operating results of Ivy are included in the Company's financial statements from the effective date of the acquisition through the effective date of the sale.

  Cooper & Associates, Inc. (d/b/a. Teletutor)

     In April 1997, the Company acquired Cooper & Associates, Inc., d/b/a Teletutor ("Teletutor"), an Illinois corporation that develops, distributes and supports computer-based training courses for the data and telecommunications industry. The terms of the transaction included a $3,000,000 cash payment at closing and a $2,000,000 non-interest bearing note to be paid ratably on the first, second and third anniversary dates of the acquisition. The operating results of Teletutor are included in the Company's financial statements since the effective date of the acquisition. In conjunction with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets as follows: (i) $829,575 to developed content, $273,858 to work force, $456,875 to trademarks and names, $456,875 to customer base and contracts and $5,138 to goodwill and (ii) $2,700,000 to acquired in-process research, development and content.

     In December 1997, the Company's management, in accordance with its impairment policy for long-lived assets, determined that the employee workforce asset had been impaired as of December 31, 1997 due to planned workforce reductions, and wrote off approximately $250,000 of the carrying amount of the asset. This amount was included in reorganization and non-recurring expenses in the statement of operations for the year ended December 31, 1997. In addition, during 1998, goodwill was reduced to zero and the remaining intangible assets were reduced ratably by approximately $329,000 due to purchase price adjustments.

  HTR, Inc.

     In October 1997, the Company acquired HTR, Inc. ("HTR"), a Delaware corporation primarily engaged in the business of providing technical training, publishing and consulting services for the information technology industry. UOL acquired HTR for common stock, warrants and options totaling 620,000 shares in exchange for all of the outstanding equity securities of HTR. In addition, UOL paid the former HTR stockholders $600,000 in a combination of cash and short-term notes and assumed approximately $3,500,000 of HTR debt. The executive officers of HTR were to receive bonuses in the total amount of $690,000 granted in conjunction with the signing of three-year employment agreements no later than December 31, 1998. In addition, the Company created a stock option pool of 180,000 shares of Common Stock and an incentive bonus pool with a potential payout not to exceed approximately $3,300,000 for three years, contingent upon

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the financial performance of HTR. In conjunction with this acquisition, the Company allocated the excess of the purchase price over the fair market value of the acquired net assets as follows (i) $8,010,590 to goodwill, $700,000 to developed content, $500,000 to workforce, $600,000 to trademarks and names, and
(ii) $8,400,000 to acquired in-process research, development and content. On June 29, 1998, the executive officers of HTR agreed to convert approximately $420,000 of their sign-on bonuses and $320,000 of acquisition related indebtedness into 134,447 shares of the Company's Series D convertible Preferred Stock (see Note 13).

     In December 1998, the Company sold HTR's consulting business for $750,000 in cash and a note receivable. The note bears interest at 5% and is payable in quarterly installments through December 2000. As a result of the sale, the Company wrote off the intangible assets related to the consulting business and recorded a loss on the sale of $525,472.

     In December 1998, the Company announced its intention to dispose of HTR's non-online businesses. In accordance with SFAS 121, the Company has reported assets related to such businesses at the lower of carrying amount or fair value less estimated selling costs. This resulted in a write off of approximately $3,670,000 of goodwill related to the non-online businesses.

8. RESTRUCTURING OF OPERATIONS

     During 1998, the Company implemented a plan to reduce workforce and close certain office facilities. The plan resulted in (i) the termination of approximately 85 employees primarily from the product development and administrative areas and (ii) closure of the Company's training facilities located in Los Angeles and Baltimore and an executive office in McLean, Virginia. As a result, the Company recorded a restructuring charge of approximately $1,770,000 in 1998 included in reorganization and other non-recurring charges in the 1998 statement of operations. The restructuring charge included approximately $ 1,494,000 for employee severance and termination costs and approximately $276,000 primarily for expenses related to facilities lease cancellations and write-down of assets no longer in use. During 1998, the Company paid approximately $1,224,000 in costs under the restructuring accrual. Included in accounts payable and accrued expenses at December 31, 1998 is approximately $546,000 primarily representing future severance payments. The Company expects these actions to be completed by the end of calendar year 1999.

9. LOANS PAYABLE TO (RECEIVABLE FROM) RELATED PARTIES

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

     In May 1996, the Company issued a convertible subordinated unsecured promissory note for $130,000 to an officer of the Company. The note bore interest at a rate of 10% per annum. In addition, the officer was issued warrants to purchase 6,904 shares of the Company's Common Stock at an exercise price of $18.83 per share. These warrants are exercisable for eight years. The Company believes that any value associated with the warrants is immaterial. In December 1996, the officer converted his outstanding note payable balance plus accrued interest of $136,696 to 14,988 shares of Common Stock. In addition, the number of shares of Common Stock underlying such officer's warrant, was increased by 7,349 shares and the exercise price thereof reduced to $9.12 per share, pursuant to certain anti-dilution rights previously granted. In 1998, the number of

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares underlying the warrant and the warrant exercise prices were further adjusted to 15,771 shares and $8.24 per share, respectively, due to the anti-dilution provisions pursuant to the agreement.

     Loans receivable from the Company's officers and employees amounted to $125,000 as of December 31, 1997 and 1998. The Company accrues interest on the loans receivable at a rate of prime less 1%. Interest income related to loans receivable amounted to $10,152, $8,516 and $10,000 during the years ended December 31, 1996, 1997 and 1998, respectively.

10. NOTES PAYABLE

     At December 31, 1995, the Company owed $293,366 in a non-interest bearing note payable. The note was discounted at a rate of 12% per annum. As of December 31, 1995, accrued interest on note payable totaled $106,217. During 1996, the Company repaid $299,583 as settlement of the note and accrued interest. The remaining $100,000 was forgiven pursuant to a settlement agreement executed by the Company and the issuer of the note. The Company included the gain of $100,000 as other income in the statements of operations.

     In June 1996, the Company borrowed $300,000 from an investor in exchange for a convertible promissory note. The note bore interest at a rate of 10% per annum, and any unpaid principal and interest was convertible into shares of the Company's Series B redeemable convertible Preferred Stock at a conversion rate of $18.83 per share, subject to adjustments for certain events, such as the sale of the Company's Common or Preferred Stock at a price less than the conversion price. In July 1996, principal and accrued interest were converted into shares of Series B redeemable convertible Preferred Stock (see Note 13).

     In connection with the Teletutor acquisition (see Note 7), the Company entered into a non-interest bearing promissory note with the stockholders of Teletutor whereby the Company agreed to pay $2,000,000 due in three annual installments of $666,667 beginning on May 1, 1998. The Company has used a 5.5% discount rate in recording this note. During 1998, the Company paid $666,667 in cash on the note balance. In December 1998, the Company and the former stockholders of Teletutor restructured the terms of the note as follows: the Company issued 105,000 shares of Common Stock and three-year warrants to purchase 55,000 shares of its Common Stock at an exercise price of $6.00 per share; and the Company executed a new non-interest bearing promissory note for $826,666, payable in installments through April 2000. As a result, the Company recorded $145,208 as loss on debt restructuring for the excess of the fair market value of the Common Stock, warrants and new promissory note over the carrying amount of the original promissory note. The loss on debt restructuring is included in reorganization and non-recurring expenses in the 1998 statement of operations.

     In connection with the HTR acquisition, the Company assumed approximately $3,633,000 of notes payable and accrued interest. In December 1997, the Company repaid the principal and accrued interest on the notes payable. The Company also issued notes payable to former stockholders of HTR totaling $509,968 and bearing simple interest at an annual rate of 6%. The principal amounts of these notes were due in two annual installments payable on October 31, 1998 and October 31, 1999. During 1998, the Company repaid approximately $100,000 and converted approximately $352,000 into 9,191 and 58,194 of the Company's Common and Series D convertible Preferred Stock, respectively (see Note 13).

     In December 1997, the Company and its then existing bank lender entered into a secured lending facility agreement, which provided for a line of credit in the amount of $3,000,000 bearing interest at the LIBOR Market Index Rate plus 275 basis points. Interest was payable monthly with the principal originally due on April 30, 1999. Also in December 1997, the Company and its bank entered into a secured lending facility agreement which provided for a term loan in the amount of $3,000,000 bearing interest at the LIBOR Market Index Rate plus 350 basis points. Interest was payable monthly with the principal originally due on April 1, 1999. As of December 31, 1997, the Company was in violation with certain of its covenants related to this line of credit facility and during August 1998, the Company repaid approximately $5,000,000 under the line of credit and term loan, satisfying all of its obligations to that lender.

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In August 1998, the Company obtained a secured lending facility through a new lending institution that provided up to $2,000,000 in a revolving line of credit ("Line of Credit")and a $500,000 senior term loan ("Senior Term Loan"). Under the terms of the agreement, the Company may borrow the lesser of (i) $2,000,000 or (ii) a percentage of its accounts receivable in accordance with an agreed upon schedule. The Line of Credit bears interest at the bank prime rate plus 2.00%, while the interest rate for the Senior Term Loan is at the bank prime rate plus 2.50%. Borrowings under the Line of Credit originally matured on February 15, 1999 while the Senior Term Loan was set to mature on July 15, 2001. As of December 31, 1998 the Company had borrowed $1,547,931 against the Line of Credit and $500,000 under the Senior Term Loan. The proceeds were used primarily to satisfy the Company's obligations to its prior lending institution. In addition, in August 1998, the Company obtained a secured term loan for $500,000 with another lending institution, that is subordinated to the $2,500,000 facility described above (the "Subordinated Term Loan"). Amounts borrowed under this Subordinated Term Loan bear interest at 12% annually and were due on February 15, 1999. In connection with these transactions, the Company issued warrants for the purchase of an aggregate of 90,000 shares of Series D Preferred Stock at an aggregate exercise price of $495,000.

     As of December 31, 1998, the Company was in violation of certain covenants related to these secured lending facilities. In February 1999, the Company repaid the $500,000 Senior Term Loan to its primary lender in exchange for which the maturity date of the Line of Credit was extended (effective March 22, 1999) to April 15, 1999. In addition, the interest rate for the Line of Credit was increased to the bank prime rate plus 3.00%. The Company is also negotiating to extend the maturity date for the Subordinated Term Loan to May 15, 1999. In exchange for these extensions, the Company will issue warrants to its lenders for the purchase of up to 95,000 additional shares of Series D Preferred and/or common stock at an aggregate price of up to $387,500.

     Notes payable at December 31, 1998 consisted of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997         1998
                                                       ----------   ----------
Line of credit to a bank.............................  $  500,000   $1,547,931
Notes payable to banks...............................   3,000,000      985,000
Notes payable to former stockholders of Teletutor....   1,864,752      769,346
Notes payable to former stockholders of HTR..........     509,968       60,078
Other................................................     208,351       50,019
                                                       ----------   ----------
                                                       $6,083,071   $3,412,374
                                                       ----------   ----------
Current portion of notes payable.....................  $4,551,950   $3,075,139
                                                       ----------   ----------
Notes payable, less current portion..................  $1,531,121   $  337,235
                                                       ==========   ==========

     Annual maturities of notes payable at December 31, 1998 were as follows:

1999........................................................  $3,075,139
2000........................................................     337,235
                                                              ----------
                                                              $3,412,374
                                                              ==========

11. COMMITMENTS

  Network Services Agreement

     During 1993, the Company entered into a three-year agreement with CompuServe, Inc. ("CompuServe") whereby CompuServe was to provide network services to the Company. The Company ceased making payments under the agreement in 1993 due to dissatisfaction with the services provided by CompuServe.

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     As a result, CompuServe asserted that the Company was liable for unpaid fees and lost profits totaling $300,000 due to breach of contract. In October 1994, the Company reached a conditional settlement with CompuServe whereby the Company was required to purchase approximately $98,000 of advertising services from CompuServe. During 1996, the Company fully satisfied its commitment to purchase such advertising services from CompuServe. In 1996, the Company recognized a gain of $119,274 relating to the settlement of amounts owed by the Company to CompuServe, which was included in other income in the 1996 statement of operations.

  Leases

     The Company leases office space under non-cancelable operating lease agreements with various renewal options. Future minimum lease payments may be periodically adjusted based on changes in the lessors' operating charges. Additionally, the Company leases various office equipment under non-cancelable operating leases. Rent expense for the years ended December 31, 1996, 1997 and 1998 was $137,519, $437,756 and $1,022,693, respectively.

     As of December 31, 1998, payments due under non-cancelable operating leases were as follows:

1999........................................................  $1,008,680
2000........................................................     781,555
2001........................................................     522,201
2002........................................................     375,256
2003........................................................     185,809
                                                              ----------
                                                              $2,873,501
                                                              ==========

  Employment Agreements

     During 1996 and 1997, the Company entered into employment agreements with certain key executives under which the Company is required to pay the following base salaries annually over the next three years:

1999........................................................   710,000
2000........................................................   263,333
                                                              --------
                                                              $973,333
                                                              ========

     In addition, the Company is required to pay certain performance incentives limited to 50% of such base salaries.

12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997         1998
                                                       ----------   ----------
Accounts payable and accrued expenses................  $5,435,498   $3,690,090
Accrued payroll and payroll taxes....................     602,323      164,957
Accrued reorganization costs.........................          --      545,669
Accrued vacation.....................................     360,667      216,702
                                                       ----------   ----------
                                                       $6,398,488   $4,617,418
                                                       ==========   ==========

     In 1996, the Company accrued interest on the accrued payroll in arrears to the Chief Executive Officer and three other officers of the Company at a rate of 5% per annum. Interest expense related to the accrued

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

payroll in arrears amounted to $36,182 during the year ended December 31, 1996. Accrued payroll as of December 31, 1998 consists of earned but unpaid commissions.

     In 1998, the Company implemented a reorganization plan to reduce workforce and close certain office facilities (see Note 8). Amounts accrued at December 31, 1998 primarily represent payments to be made under employee severance agreements.

13. STOCKHOLDERS' EQUITY

  Equity Transactions

     During 1996, the Company issued 5,097 shares of Common Stock as payment for certain accounts payable amounting to $42,000. The shares were issued at a price per share of $8.83. The non-cash portion of this transaction has been excluded from the statements of cash flows. In addition, the Company issued 42,487 shares of Common Stock in connection with the purchase of CTA, which the Company valued at the estimated fair market value of the Company's Common Stock on the acquisition date (see Note 7).

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

     On July 19, 1996, the Company issued 185,877 shares of Series B redeemable convertible Preferred Stock for total proceeds of $3,500,000, including conversion of a $300,000 convertible promissory note (see Note 10).

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

     On October 31, 1997, the Company issued 585,940 shares of Common Stock in connection with the purchase of HTR (see Note 7). In addition, the Company issued 34,020 of options and warrants in connection with the HTR acquisition, which options and warrants were valued at fair value ($591,118) using the Black-Scholes pricing model and were accounted for as purchase price.

     In March 1998, the Company raised net proceeds of approximately $5,300,000 in a private placement of Series C Preferred Stock and warrants (the "Series C Preferred Stock"). In this transaction, the Company issued approximately 626,300 shares of the Series C Preferred Stock, which are convertible into approximately

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

759,100 shares of Common Stock. The Company also issued five-year warrants to purchase approximately 626,300 shares of Common Stock at an exercise price of $8.46 per share. The Series C Preferred Stock has a liquidation preference of $12.69 per share upon sale or liquidation of the Company. The Common Stock underlying both the Preferred Stock and the warrants has certain registration rights. The Company has recorded a deemed dividend of approximately $207,000 due to the Series C Preferred Stock being convertible to Common Stock at a discount from fair value on the date of issuance.

     In June 1998, the Company raised approximately $5,200,000 in net proceeds through its private placement of Series D Preferred Stock (the "Series D Preferred Stock"). In this transaction, the Company issued 1,082,625 shares of the Series D Preferred Stock, which are convertible to an equal number of common shares. The holders of Series D Preferred Stock are entitled to receive a 5% annual dividend compounded and paid semi-annually beginning December 31, 1998. Such dividends are payable, at the option of the Company, either in cash or in Common Stock. The Series D Preferred Stock has a liquidation preference of $8.25 per share upon sale or liquidation of the Company. In June and September 1998, respectively, 137,174 of Series D shares and 17,569 shares of the Company's Common Stock were issued in connection with the conversion of approximately $867,000 of indebtedness primarily to certain former shareholders of HTR. The non-cash portion of this transaction has been excluded from the 1998 consolidated statement of cash flows.

     In October 1998, the Company issued 9,191 shares of Common Stock at $3.75 per share, the closing price of the Company's Common Stock on the date of issuance, to two former HTR shareholders in exchange for cancellation of the Company's indebtedness to such shareholders.

     In December 1998, the Company issued 6,279 shares at $7.06 per share though an employee stock purchase program. For each share purchased, employees also received a fully vested option to purchase one share of the Company's Common Stock at an exercise price of $7.06, the closing price of the Common Stock at the date of issuance.

     In December 1998, the Company issued 105,000 shares at $5.875 per share, the closing price of the Company's Common Stock on the date of issuance, primarily to former Teletutor shareholders pursuant to a restructuring of the Company's indebtedness to such shareholders. Pursuant to that restructuring, the Company also issued three-year warrants to purchase 55,000 shares of its Common Stock with an exercise price of $6.00 per share.

     In December 1998, the Company also issued 28,902 shares of Common Stock to its Series D Preferred Stockholders as payment for accrued dividends. The number of shares to be issued as payment of the dividend was determined based on the fair market value of the Company's Common Stock on the date of issuance.

  Stock Option Plans

     The Company adopted a stock option plan (the "Original Plan") which permitted the Company to grant options to purchase up to 288,916 shares of Common Stock to employees, board members and others who contribute materially to the success of the Company. In November 1996, the Company's Board of Directors decided not to grant any further options under the Original Plan.

     During 1996, the Company's Board of Directors approved a new stock plan (the "1996 Plan"), which reserved 135,960 shares of Common Stock for issuance, pursuant to options or otherwise, to employees, directors and consultants. The number of shares reserved was subsequently increased to 524,893 options. During 1997, the Company's Board of Directors approved an additional increase of 1,000,000 shares, which was approved by the stockholders at the annual stockholder meeting in 1998. Stock options under the Original Plan and 1996 Plan are generally granted at prices which the Company's Board of Directors believes approximates the fair market value of its Common Stock at the date of grant. Individual grants generally become exercisable ratably over a period of four to five years from the date of grant. The contractual terms of the options range from three to ten years from the date of grant.

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     During 1996, the Company's Board of Directors extended the exercise period of 88,032 fully vested options to August 31, 1999. This extension of the exercise period created a new measurement date for these options. As such, the Company recognized compensation expense of $877,782 during 1996 for the difference between the deemed fair value of the Company's Common Stock on the new measurement date and the grant price of such options. Additionally, the Company recognized an expense of $144,270 during 1996 for options whose grant price at the grant date was below fair market value. During 1997, the Company granted certain options contingent on stockholder approval. Because these options are considered variable, the Company measured the difference between the grant price and fair market value of the Company's Common Stock at December 31, 1997 and accordingly recorded compensation expense of $75,000.

     Common stock option activity was as follows:

                                                         YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                            1996                  1997                   1998
                                     ------------------   --------------------   --------------------
                                               WEIGHTED               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE                AVERAGE
                                               EXERCISE               EXERCISE               EXERCISE
                                     SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                                     -------   --------   ---------   --------   ---------   --------
Outstanding at the beginning of the
  year.............................  100,438    $ 2.71      595,233    $10.23    1,236,481    $11.69
  Granted..........................  515,189     11.50      766,460     12.64    1,096,877      9.08
  Exercised........................       --        --      (12,604)     1.29      (33,265)     3.25
  Canceled or expired..............  (20,394)     5.30     (112,608)    11.61     (844,047)    12.61
                                     -------    ------    ---------    ------    ---------    ------
Outstanding at the end of the
  year.............................  595,233    $10.23    1,236,481     11.69    1,456,046     10.62
                                     =======    ======    =========    ======    =========    ======
Options exercisable at year-end....  185,408    $ 7.05      303,638    $ 8.76      364,824    $ 9.79
                                     =======    ======    =========    ======    =========    ======

     As of December 31, 1998, 218,833 shares were available for issuance under the 1996 Plan.

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:

                                 OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                       ----------------------------------------   --------------------------
                           NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                       OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
      RANGE OF          DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
   EXERCISE PRICES          1998           LIFE         PRICE          1998          PRICE
   ---------------     --------------   -----------   ---------   --------------   ---------
Less than $1.00......       26,001          0.9        $ 0.86         26,001        $ 0.86
$1.01 - $3.00........       29,090          5.5          1.81         29,090          1.81
$3.01 - $6.00........      202,944          8.9          4.67         23,694          4.95
$6.01 - $9.00........      398,363          7.6          7.56        122,999          8.60
$9.01 - $12.00.......      244,325          9.3         10.17         50,500         11.38
$12.01 - $15.00......      376,198          8.8         13.07         81,740         12.99
$15.01 - $18.00......       14,825          8.7         16.90          3,800         16.87
Greater than
  $18.00.............      164,300          8.8         23.00         27,000         23.00
                         ---------          ---        ------        -------        ------
                         1,456,046          8.4        $10.62        364,824        $ 9.79
                         =========          ===        ======        =======        ======

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Had compensation expense related to the stock option plans been determined based on the fair value at the grant date for options granted during the years ended December 31, 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1996           1997           1998
                                      -----------   ------------   ------------
Net loss -- pro-forma...............  $(4,617,938)  $(17,885,671)  $(22,672,194)
                                      -----------   ------------   ------------
Net loss per share -- pro-forma.....  $     (3.86)  $      (5.44)  $     ($5.92)
                                      ===========   ============   ============

     The effect of applying SFAS No. 123 on the years ended December 31, 1996, 1997, and 1998 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 6.125%; and expected life of the option term of 3.5 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 69%; risk-free interest rate of 6.5%; and expected life of the option term of 7 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing fair value model with the following weighted average assumptions used for grants in 1998: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 5.0%; and expected life of the option term of 7 years. The weighted average fair value of the options granted in 1995 with a stock price greater than the exercise price is $5.37. The weighted average fair values of the options granted in 1996 with a stock price equal to the exercise price and with a stock price greater than the exercise price are $4.65 and $12.42, respectively. The weighted average fair values of the options granted in 1997 with a stock price equal to the exercise price, and with a stock price greater than the exercise price, and with a stock price less than the exercise price are $9.85, $10.81 and $11.57, respectively. The weighted average fair values of the options granted in 1998 with a stock price equal to the exercise price, and with a stock price greater than the exercise price, and with a stock price less than the exercise price are $6.07, $7.98 and $6.27, respectively.

  Warrants

     The Company has also granted warrants to purchase Common Stock to various investors, employees and outside vendors. Warrant activity was as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                  1996      1997       1998
                                                 -------   -------   ---------
Outstanding at the beginning of the year.......  500,484   476,367     535,368
  Granted......................................   43,863    60,199     862,294
  Exercised....................................  (67,980)   (1,198)    (42,150)
  Canceled or expired..........................       --        --          --
                                                 -------   -------   ---------
Outstanding at the end of the year.............  476,367   535,368   1,355,512
                                                 =======   =======   =========

     Exercise prices on the outstanding warrants range from $2.94 to $20.50 per share.

     Of the total warrants outstanding at December 31, 1998, warrants to purchase 1,000,360 shares of Common Stock were issued in connection with equity transactions and a research and development agreement and warrants to purchase 355,152 Common Stock were issued in connection with convertible related party

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

debt and short-term debt. There are certain anti-dilution rights associated with these warrants, which are effective upon the occurrence of certain events.

     In connection with the Company's IPO, the exercise prices of warrants to purchase 35,167 shares of Common Stock were reduced from $17.65 or $18.83 per share to the IPO price, $13.00 per share, to satisfy certain anti-dilution rights previously granted. The holders of these warrants have agreed to waive further price-based anti-dilution rights, except with respect to issuances of Common Stock below $8.83 per share. During 1998, the number of shares and exercise prices of certain warrants were adjusted to satisfy certain anti-dilution rights previously granted.

     In connection with the Company's new borrowing arrangements (see Note 10), the Company issued warrants for the purchase of an aggregate of 90,000 shares of Series D Preferred Stock at an exercise price of $5.50 per share, the issuance price of the Series D Preferred Stock.

  Reserve for Issuance

     As of December 31, 1998, the Company had reserved 3,030,391 shares of Common Stock for issuance upon the exercise of outstanding options and warrants.

13. RESEARCH AND DEVELOPMENT AGREEMENT

     On April 15, 1996, the Company entered into an agreement with Autodesk, Inc. ("Autodesk") to develop and maintain a campus-like graphical user interface located on the Internet. The Company will be entitled to certain revenues generated by the project and will pay 20% in royalties to Autodesk for the use of certain trademark rights. Additionally, the Company will pay royalties to the authors of the projects. During September 1996 and as later amended, the Company contracted with InternetU, Inc., ("InternetU"), a stockholder, to provide the funding for the project. In exchange for $1,550,000, to be provided in installments through September 30, 1997, corresponding to the achievement of certain milestones, the Company agreed to grant InternetU Common Stock warrants to purchase 73,172 shares of Common Stock at an exercise price of $13.00 per share. In addition, InternetU will receive royalties on certain future revenues generated by the project. The Company determined that the fair value of the warrants was approximately $150,000 and will recognize this amount as research and development expense in line with the payments it receives from InternetU. This agreement is cancelable and should either party to the agreement fail to perform no additional cash or warrants are required to be paid or issued, or revenues shared. The Company recognized $250,000 as revenue during 1996 as the related work to achieve the milestone was completed during 1996. Accordingly, the Company recorded $24,180 as expense for the warrants to be issued to InternetU. In 1997, the Company recognized an additional $560,000 of revenue related to the work performed to achieve the milestones set as of March 31, 1997 and June 30, 1997. The Company recognized $54,350 as expense for the warrants issued to InternetU pursuant to the terms of the agreement in 1997.

14. RETIREMENT PLANS

     Teletutor had a 401(k) Retirement Savings Plan covering all employees who met defined eligibility requirements. Employee contributions to Teletutor's plan were made at predetermined rates elected by the employees. Additionally, the employer had the option to match a portion of the employee contributions and make a discretionary contribution to the plan. The Company did not make discretionary contributions in 1997 or 1998. The Company did automatically vest all employees separated from Teletutor in 1998 due to a partial plan termination which was approved on November 30, 1998.

     HTR, Inc. maintained a tax deferred savings and retirement plan to provide retirement benefits for all eligible employees. HTR's 401(k) plan assets were frozen in July 1998 and all participants were eligible to begin deferrals into the UOL Publishing, Inc. 401(k) plan at that time. All assets were merged into the UOL Publishing, Inc. 401(k) plan on December 31, 1998.

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The UOL Publishing, Inc. 401(k) plan (adopted in 1997) allows employees to elect an amount between 1% and 15% of their total compensation to contribute to the plan. All full-time employees are eligible to make participation elections in January and July of each year. There is a graduated vesting schedule for employee contributions in which contributions fully vest over a period of four years. The plan allows discretionary Company contributions. In 1997 and 1998, there were no discretionary Company contributions made to the plan.

15. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's net deferred tax assets were as follows:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1997          1998
                                                     -----------   -----------
Net operating loss carryforwards...................  $10,411,000   $12,266,000
Accrued payroll....................................      358,000       131,000
Reserves...........................................           --       708,000
Other assets and liabilities, net..................       28,000       199,000
                                                     -----------   -----------
Total deferred tax assets..........................   10,797,000    13,304,000
Valuation allowance................................  (10,797,000)  (13,304,000)
                                                     -----------   -----------
Net deferred tax assets............................  $        --   $        --
                                                     ===========   ===========

     As of December 31, 1997 and 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $25,757,000 and $30,661,000, respectively, which will expire at various dates through 2018. The Company may have had changes in ownership, which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.

16. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1996           1997           1998
                                      -----------   ------------   ------------
Numerator:
  Net loss..........................  $(4,640,703)  $(16,144,763)  $(19,811,265)
  Accrued dividends to preferred
     stockholders...................     (330,706)            --       (357,890)
                                      -----------   ------------   ------------
  Net loss available to common
     stockholders...................  $(4,971,409)   (16,144,763)   (20,169,155)
                                      ===========   ============   ============
Denominator:
  Denominator for basic earnings per
     share -- weighted-average
     shares.........................      997,958      3,286,281      3,827,216
                                      ===========   ============   ============
  Denominator for diluted earnings
     per share -- adjusted
     weighted-average shares........      997,958      3,286,281      3,827,216
                                      ===========   ============   ============
Basic net loss per share............  $     (4.98)  $      (4.91)  $      (5.27)
                                      ===========   ============   ============
Diluted net loss per share..........  $     (4.98)  $      (4.91)  $      (5.27)
                                      ===========   ============   ============

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The net loss per share amounts exclude the dilutive effect of stock purchase warrants, options and convertible securities because the net losses recorded by the Company for 1998, 1997 and 1996 make such common stock equivalents anti-dilutive.

17. MANAGEMENT'S PLANS

     During the fourth quarter of 1998 the Company announced plans to divest its non-online businesses ("the legacy businesses") and, as such, engaged the services of Friedman, Billings, Ramsey & Co. to provide investment-banking services related to the divestiture of the HTR instructor-led training business. The Company expects to complete this divestiture sometime in the second quarter of 1999. Also related to the planned divestitures of the legacy businesses, during the first quarter of 1999, the Company signed a letter of intent to sell the HTR Knowledgeworks legacy business for $1,500,000. The Company expects this transaction to be completed during the second quarter of 1999.

     The Company is currently negotiating for a $3,000,000 line of credit from a new lender, which facility if approved is expected to be in place in the second quarter of 1999.

     The Company expects negative cash flow from operations to continue for at least the next six months until the legacy businesses are sold and as the online revenue stream matures. During 1998, the Company reduced its workforce by over 50% and closed four office facilities. This reorganization is expected to provide significant cost savings to the Company. In addition, the Company has implemented measures to curtail the rate of discretionary spending. The Company recognizes that it will need to raise additional funding to meet its working capital requirements and in addition to the steps taken during the first quarter of 1999 as described above, is considering all of its alternatives, including continuing its efforts to obtain financing through additional equity or debt financing, which may not be available on favorable terms, or at all.

18. SUBSEQUENT EVENTS

     In February 1999, the Company completed a private placement of its Common Stock. The Company issued 282,500 shares of Common Stock to certain accredited investors at $4.00 per share, the closing price of the Common Stock on the date of issuance, with net proceeds of approximately $1,050,000. The Company also issued warrants to purchase 70,625 shares of its Common Stock at an exercise price of $3.00 per share, the closing price of the Common Stock on the date of issuance. The Company used the proceeds from this private placement for retirement of bank debt and for working capital. The Common Stock issued and the Common Stock underlying the warrants have certain registration rights.

     In February 1999, the Company signed a letter of intent to sell the HTR Knowledgeworks legacy business for $1,500,000. The Company expects this transaction to be completed during the second quarter of 1999.

     In February 1999, the Company repaid a $500,000 note to its primary bank lender.

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

Date: March 30, 1999

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

                     SIGNATURE                                   CAPACITY                    DATE
                     ---------                                   --------                    ----

             /s/ NARASIMHAN P. KANNAN                 Director and Chief Executive      March 30, 1999
---------------------------------------------------     Officer (Principal Executive
               Narasimhan P. Kannan                     Officer)

               /s/ JOANNE O. HINDMAN                  Chief Financial Officer           March 30, 1999
---------------------------------------------------     (Principal Financial and
                 Joanne O. Hindman                      Accounting Officer)

               /s/ EDSON D. DECASTRO                  Director                          March 30, 1999
---------------------------------------------------
                 Edson D. DeCastro

              /s/ BARRY K. FINGERHUT                  Director                          March 30, 1999
---------------------------------------------------
                Barry K. Fingerhut

                /s/ KAMYAR KAVIANI                    Director                          March 30, 1999
---------------------------------------------------
                  Kamyar Kaviani

              /s/ WILLIAM E. KIMBERLY                 Director                          March 30, 1999
---------------------------------------------------
                William E. Kimberly

                 /s/ JOHN D. SEARS                    Director                          March 30, 1999
---------------------------------------------------
                   John D. Sears

             /s/ STEVEN M. H. WALLMAN                 Director                          March 30, 1999
---------------------------------------------------
               Steven M. H. Wallman

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
UOL Publishing, Inc.

     We have audited the consolidated balance sheets of UOL Publishing, Inc. as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated February 26, 1999, except for Note 10, as to which the date is March 22, 1999. Our audits also included the financial statement schedule listed in Item 14(d) of this Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Vienna, Virginia
February 26, 1999, except for Note 10,
as to which the date is March 22, 1999

           SCHEDULE I -- VALUATION AND QUALIFYING ACCOUNT AND RESERVE
                                 (IN THOUSANDS)

UOL PUBLISHING, INC.

                                                    BALANCE AT
                                                   BEGINNING OF                             BALANCE AT
                 CLASSIFICATION                       PERIOD      ADDITIONS   DEDUCTIONS   END OF PERIOD
                 --------------                    ------------   ---------   ----------   -------------
Allowance for doubtful accounts:
Year ended December 31, 1996.....................      $ 20        $   16       $   --         $ 36
Year ended December 31, 1997.....................        36           703*          --          739
Year ended December 31, 1998.....................       739         1,293        1,465          567

---------------
* Includes additions of $253,500 from purchase price adjustments resulting from the acquisitions of Ivy Software, Inc., Cooper & Associates, Inc. (d/b/a Teletutor), and HTR, Inc.