Form 10-K/A
period 1998-12-31
UOL PUBLISHING INC
filed 1999-04-30
CIK 943742

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO  ___



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on March 24, 1999, on the Nasdaq Small Capitalization Market was approximately $11,041,105 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.



     As of March 24, 1999, the registrant had outstanding 4,276,668 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

     Certain information required by Part III was omitted from the Company's report on Form 10-K filed on March 31, 1999, because at that time the Company intended to file a definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Because the Company no longer intends to file the Proxy Statement within such 120-day period, the omitted information is filed herewith and provided below as required. The "Company" refers collectively to UOL Publishing, Inc. and its subsidiaries: Cognitive Training Associates, Inc., a Texas corporation ("CTA"); Cooper & Associates, Inc., an Illinois corporation, d/b/a Teletutor ("Teletutor"); HTR, Inc., a Delaware Corporation ("HTR"); and UOL Leasing, Inc., a Delaware corporation.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     As of March 31, 1999, the directors of the Company were as follows:

                            NAME                              AGE   DIRECTOR SINCE
                            ----                              ---   --------------
Narasimhan P. Kannan........................................  50         1984
Edson D. deCastro...........................................  60         1994
Barry K. Fingerhut..........................................  53         1996
Kamyar Kaviani..............................................  37         1997
William E. Kimberly.........................................  66         1995
John D. Sears...............................................  44         1998
Steven M. H. Wallman........................................  45         1997

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


     Edson D. deCastro has been a director of the Company since 1994. From June 1995 to January 1997 Mr. deCastro served as Chief Executive Officer of Xenometrix, Inc. and served as its Chairman from 1992 until November 1997. Mr. deCastro was the founder of Data General Corporation and served as its Chief Executive Officer from 1968 to 1990. From January 1990 to June 1995, Mr. deCastro was an independent contractor. Mr. deCastro now works as a consultant. Mr. deCastro also serves on the boards of directors of Boston Life Sciences, Inc. and Avax Technologies, Inc., both public companies, and of several private early-stage technology companies. He holds a B.S. in Electrical Engineering from the University of Lowell.



     Barry K. Fingerhut has been a director of the Company since August 1996. Since 1981 he has been employed by GeoCapital, a registered investment advisor, and has served as its Portfolio Manager and President since 1991. Mr. Fingerhut is an officer of the General Partner of each of Wheatley Partners, L.P. and Wheatley Foreign Partners L.P., both investment partnerships. In addition, he is co-founder and General Partner of Applewood Associates, L.P. and an officer of a General Partner of 21st Century Communications Partners, L.P., also an investment partnership. Mr. Fingerhut serves as a director of Millbrook Press, Inc., Carriage Services, Inc. and several private companies. Mr. Fingerhut holds a B.S. from the University of Maryland and an M.B.A. with a concentration in Finance/Investments from New York University.


     Kamyar Kaviani has been a director since November 1997. Mr. Kaviani joined the Company as Executive Vice President upon the Company's acquisition of HTR in October 1997. Prior to such acquisition, Mr. Kaviani co-founded HTR in 1987 and has served as its Chairman and Chief Executive Officer since that time. Mr. Kaviani holds a B.A. in Economics from the University of Maryland.

     William E. Kimberly has been a director of the Company since October 1995. Mr. Kimberly served as the President of the Manchester Group, Ltd., an investment banking firm, from 1990 to 1992, and as Chairman of NAZTEC International Group, Inc., its successor, since 1994. Prior thereto, Mr. Kimberly served in various senior executive capacities for 23 years for Kimberly Clark Corporation. Mr. Kimberly also serves as a director of a private emerging growth company. He is a member of the Board of Trustees of The Asheville School and the Pan American Development Foundation and is a member of the Leadership Council on the Americas of the Center for Strategic and International Studies.

     John D. Sears has been employed in various executive capacities by the University of Phoenix since 1987, currently serving as Vice President of the Office of Institutional Development, and prior thereto as the Vice President of the Center for Distance Education. Mr. Sears holds a B.A. from the University of Notre Dame and a Masters in Business Administration from the University of Denver.

     Steven M. H. Wallman has been a director of the Company since November 1997. From July 1994 to October 1997, Mr. Wallman served as a Commissioner of the U.S. Securities and Exchange Commission. From 1986 to 1994, he was a partner with the law firm of Covington & Burling. Mr. Wallman now serves as a Non-Resident Senior Fellow at The Brookings Institution, Washington D.C. Mr. Wallman is currently employed as a consultant and since July 1998 has served as the Chief Executive Officer and a director of FolioTrade LLC, a private company. He holds an S.B. from the Massachusetts Institute of Technology, an S.M. from the Massachusetts Institute of Technology, Sloan School of Management, and a J.D. from Columbia University School of Law.

     None of the directors is related by blood, marriage or adoption to any other director or any executive officer of the Company.

     The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers" located at the end of the Part I of this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Exchange Act, directors and executive officers of the Company are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Company's equity securities. Except as described below, to the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, there were no reports required under Section 16(a) of the Exchange Act which were not timely filed during the fiscal year ended December 31, 1998:

     1. Farzin Arsanjani, an executive officer of the Company, filed a late Form 4 reporting the sale of 3,853 shares to Daniel J. Callahan, pursuant to Mr. Callahan's warrant to purchase such shares, and filed a late Form 5 reporting options granted to him in December 1998;

     2. Kamyar Kaviani, an executive officer of the Company, filed a late Form 4 reporting the sale of 3,853 shares to Daniel J. Callhahan, pursuant to Mr. Callahan's warrant to purchase such shares; and

     3. Daniel J. Callahan, an executive officer of the Company, filed a late Form 4 reporting the purchase of the above-referenced shares from each of Messrs. Arsanjani and Kaviani pursuant to his warrant to purchase such shares, and also reporting the purchase of 5,779 shares from the Company pursuant to a warrant.

ITEM 11.  EXECUTIVE COMPENSATION.

  Summary Compensation

     The following table sets forth all compensation paid by the Company for services rendered to it in all capacities for the fiscal years ended December 31, 1996, 1997 and 1998 to the Company's Chief Executive Officer, the Company's four other highest-paid executive officers who earned at least $100,000 in the respective fiscal year and two additional executive officers who otherwise would have been includable in such table on the basis of their 1998 compensation but for the fact that they were no longer executive officers of the Company at the end of 1998 (collectively, the "Named Officers").

SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                            COMPENSATION
                                                 ANNUAL COMPENSATION           AWARDS
                                                ----------------------      -------------
                                    FISCAL                                  STOCK OPTIONS       ALL OTHER
 NAME AND PRINCIPAL POSITION         YEAR        SALARY        BONUS          (SHARES)         COMPENSATION
 ---------------------------        ------      --------      --------      -------------      ------------
Narasimhan P. Kannan..........        1998      $195,000(1)   $     --         189,013           $46,077(2)
  Chairman and                        1997      $164,123      $ 32,500              --           $ 1,080(3)
  Chief Executive Officer             1996      $156,556      $  2,500              --           $ 1,586(3)

Kamyar Kaviani................        1998      $154,583      $310,500              --           $ 9,600(4)
  Executive Vice President            1997      $113,595      $     --          70,900           $    --

Farzin Arsanjani..............        1998      $154,583      $310,500          20,000           $ 9,600(4)
  Executive Vice President            1997      $112,732      $     --          70,900           $    --

Carl N. Tyson (5).............        1998      $245,700(6)   $     --          50,000(7)        $12,416(4)
  President and                       1997      $199,500      $  8,750              --           $ 6,304(8)
  Chief Operating Officer             1996      $227,500      $107,500         132,487(7)        $50,093(9)

Daniel J. Callahan, IV (10)...        1998      $114,958      $ 69,000              --           $15,442(11)
  Vice President                      1997      $ 89,182      $     --          15,700           $    --

Michael W. Anderson...........        1998      $144,848      $     --          70,300           $    --
  Chief Operating Officer             1997      $138,337      $ 25,833              --           $12,155(12)

Joanne O'Rourke Hindman.......        1998      $146,674      $     --          91,000           $    --
  Chief Financial Officer

---------------
 (1) Includes $15,000 of salary for Mr. Kannan from December 1997 that was paid in 1998.

 (2) Consists of $1,566 of taxable premiums paid for life insurance and $44,511 of accrued vacation paid in the form of Common Stock.

 (3) Consists of taxable premiums paid for life insurance.

 (4) Consists of expenses for automobile allowance.

 (5) Mr. Tyson's employment with the Company terminated in October 1998.

 (6) Includes $18,900 of salary for Mr. Tyson from December 1997 that was paid in 1998.

 (7) These options terminated following Mr. Tyson's termination of employment in October 1998.

 (8) Consists of $5,920 for automobile allowance and $384 of taxable premiums paid for life insurance.

 (9) Consists of $50,000 of moving expenses and $93 of taxable premiums paid for life insurance.

(10) Mr. Callahan's employment with the Company terminated in June 1998.

(11) Consists of $4,402 of accrued vacation paid upon Mr. Callahan's termination of employment, $2,040 of taxable premiums paid for life insurance and $9,000 for automobile allowance.

(12) Consists of moving expenses.

  Option Grants, Exercises and Holdings and Fiscal Year-End Option Values.

     The following table summarizes all option grants during the year ended December 31, 1998 to the Named Officers:

OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 1998

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF STOCK
                                                 % OF TOTAL OPTIONS                                PRICE APPRECIATION
                             NUMBER OF SHARES        GRANTED TO       EXERCISE OR                  FOR OPTION TERM(1)
                            UNDERLYING OPTIONS      EMPLOYEES IN      BASE PRICE    EXPIRATION   ----------------------
           NAME                  GRANTED                1998           PER SHARE       DATE          5%         10%
           ----             ------------------   ------------------   -----------   ----------   ----------  ----------
Narasimhan P. Kannan......       160,000                14.6%           $13.00        5/26/08    $1,308,101  $3,314,984
                                  27,500                 2.5%           $ 7.00       12/09/08       121,062     306,795
                                   1,513                 0.1%           $ 7.07       12/03/00         1,095       2,243

Carl N. Tyson(2)..........        50,000                 4.6%           $13.00        5/26/08       408,782   1,035,933

Farzin Arsanjani..........        20,000                 1.8%           $ 7.00       12/09/08        88,045     223,124

Michael Anderson..........        25,000                 2.3%           $13.00        5/26/08       204,391     517,966
                                  45,000                 4.1%           $ 7.00       12/09/08       198,102     502,029
                                     300                  --            $ 7.07       12/03/00           217         445

Joanne O'Rourke Hindman...        55,000                 5.0%           $ 9.63        5/26/08       332,921     843,687
                                  35,000                 3.2%           $ 7.00       12/09/08       154,079     390,467
                                   1,000                 0.1%           $ 7.07       12/03/00           724       1,483

---------------
(1) The compounding assumes a 10-year exercise period for all option grants. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table may not be necessarily achieved.

(2) These options expired pursuant to their terms following the termination of Mr. Tyson's employment with the Company in October 1998.

     No stock options were exercised by the Named Officers during 1998. The following table sets forth certain information concerning the number and value of unexercised options held by the Named Officers as of December 31, 1998:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                              NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                         UNDERLYING UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                                              AT DECEMBER 31, 1998               AT DECEMBER 31, 1998(1)
                                        ---------------------------------   ---------------------------------
                 NAME                   EXERCISABLE(2)   UNEXERCISABLE(2)   EXERCISABLE(2)   UNEXERCISABLE(2)
                 ----                   --------------   ----------------   --------------   ----------------
Narasimhan P. Kannan..................      69,493           187,500              $0                $0
Kamyar Kaviani........................      13,500            57,400              $0                $0
Farzin Arsanjani......................      13,500            77,400              $0                $0
Carl N. Tyson.........................      31,865                 0              $0                $0
Michael W. Anderson...................      20,439           101,373              $0                $0
Joanne O'Rourke Hindman...............       1,000            90,000              $0                $0

---------------
(1) Options are considered in-the-money if the market value of the shares covered thereby is greater than the option exercise price. Value is calculated based on the difference between the fair market value of the shares of Common Stock at December 31, 1998 ($5.94), as quoted on the Nasdaq Stock Market, and the exercise price of the options.

(2) The first number represents the number or value (as called for by the appropriate column) of exercisable options; the second number represents the number or value (as appropriate) of unexercisable options.

EMPLOYMENT AGREEMENTS

     Under the terms of the Company's form of employment agreement for executive officers, such officers are entitled to annual incentive-based bonus compensation of up to 50% of their base salary. The exact amount of such compensation is determined by the Company's Board of Directors, generally based upon the achievement of specified performance goals established by the Board. Under such agreements, executive officers are also eligible to participate in all employee benefit plans and programs that the Company offers to its executive employees and are entitled to reimbursement for all documented reasonable business expenses they incur. Generally, consistent with Company policies, in the event that an executive officer is terminated without cause or resigns for good cause, the Company is required under its form of employment agreement to continue paying salary to such officer for six to nine months as severance.

     Mr. Kannan's employment agreement with the Company provides for an annual base salary of $180,000. The term of the agreement expires in June 1999, but the agreement is subject to automatic one-year renewal terms. In the event of a material change in Mr. Kannan's duties, titles, authority or position with the Company, he may elect, in lieu of receiving his severance pay, to enter into a consulting arrangement with the Company, whereby Mr. Kannan would provide consulting services to the Company for a period of one year and be paid $750 per day for providing such services.

     Following termination of Mr. Tyson's employment with the Company in October 1998, the Company began paying Mr. Tyson a severance equal to nine months of his base salary, or $170,100, pursuant to the terms of his employment agreement.

COMPENSATION OF DIRECTORS

     All directors are reimbursed for expenses incurred in connection with each board committee meeting attended.

     The 1996 Plan provides for the grant of nonstatutory options to non-employee directors of the Company. In April 1998, the Board of Directors, in an effort to tie director compensation more directly to the individual director's contributions to the Company, amended the existing automatic grant program for directors (the "Original Automatic Grant Program") with a new automatic grant program (the "New Automatic Grant Program"). The Original Automatic Grant Program provided for automatic grants to directors who are not employees of the Company, at the time elected or re-elected to the Board of Directors by the stockholders, in an amount of 7,000 shares. Subject to continued status as a director, options granted pursuant to the Original Automatic Grant Program are subject to 25% vesting per year on each of the fifth, sixth, seventh and eighth anniversaries of the date of grant; provided, however, that all of the shares shall vest in full at such time within four years of the date of grant that the average of the fair market value of the Common Stock over 20 consecutive trading days is greater than the price equal to the fair market value as of the date of grant multiplied by a four-year compound growth rate of 22 1/2% per year. The New Automatic Grant Program provides for automatic grants on January 1 of each year to directors who are not employees of the Company of an option to purchase 10,000 shares. In addition, in the case of a new director, automatic grants shall be effective upon such director's initial election or appointment to the Board with the number of underlying shares equal to the product of 2,500 multiplied by the number of regularly scheduled meetings remaining in that year. Subject to continued status as a director, options granted pursuant to the New Automatic Grant Program shall vest 25% per year on each of the fifth, sixth, seventh and eighth anniversaries of the date of grant; provided, however, that 2,500 shares shall vest on each date the director attends a Board meeting in person during that year. In addition, each such director will automatically be granted a fully-vested option to purchase an additional 2,500 shares on each date the director attends a meeting of a committee of the Board other than on the same day or within one day of a Board meeting.

     Under the New Automatic Grant Program, during 1998 the non-employee directors received options as follows: Mr. Fingerhut -- 17,500; Mr. Wallman -- 17,500; Mr. Kimberly -- 17,500; Mr. Sears -- 7,500; and Mr. deCastro -- 10,000.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The Compensation Committee (the "Committee") of the Board of Directors is responsible for establishing compensation policy and administering the compensation programs of the Company's executive officers. The purpose of this report is to inform stockholders of the Company's compensation policies for executive officers and the rationale for the compensation paid to executive officers in 1998.

     The Compensation Committee of the Board of Directors, consisting entirely of non-employee directors, approves all policies under which compensation is paid or awarded to the Company's executive officers. The Compensation Committee is currently composed of Messrs. Fingerhut and deCastro. The members of the Compensation Committee also administer the Company's stock plans.

     For compensation paid to the Chief Executive Officer and other Named Officers in 1998, no reference was made to the data for comparable companies included in the performance graph included in this Form 10-K under the heading "--Performance Graph" (the "Performance Graph"). Neither the material in this report nor the Performance Graph is soliciting material, is or will be deemed filed with the Securities and Exchange Commission or is or will be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (the "Exchange Act"), whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

     Compensation Philosophy. The Company's executive compensation program has three objectives: (1) to align the interests of the executive officers with the interest of the Company's stockholders by basing a significant portion of an executive's compensation on the Company's performance; (2) to attract and retain highly talented and productive executives; and (3) to provide incentives for superior performance by the Company's executives. To achieve these objectives, the Compensation Committee has crafted a program that consists of base salary, short-term incentive compensation in the form of cash bonuses and long-term incentive compensation in the form of stock options. These compensation elements are in addition to the general benefits programs which are offered to all of the Company's employees.

     Each year, the Compensation Committee reviews the Company's executive compensation program. In its review, the Compensation Committee studies the compensation packages for executives of companies at a comparable stage of development and in the Company's geographical area, assesses the competitiveness of the Company's executive compensation program and reviews the Company's financial and operational performance for the previous fiscal year. The Compensation Committee also gauges the success of the compensation program in achieving its objectives in the previous year, and considers the Company's overall performance objectives.

     Each element of the Company's executive compensation program is discussed below.

     Base Salaries. The Compensation Committee annually reviews the base salaries of the Company's executive officers. The base salaries for the Company's executive officers for 1998 were established at the beginning of that fiscal year, or when the executive joined the Company, as the case may be. In addition to considering the factors listed in the foregoing section that support the Company's executive compensation program generally, the Compensation Committee reviews the responsibilities of the specific executive position and the experience and knowledge of the individual in that position. The Compensation Committee also measures individual performance based upon a number of factors, including measurement of the Company's historic and recent financial and operational performance and the individual's contribution to that performance, the individual performance on non-financial goals and other contributions of the individual to the Company's success, and gives each of these factors relatively equal weight without confining its analysis to a rigorous formula. As is typical of most corporations, the actual payment of base salary is not conditioned upon the achievement of any predetermined performance targets.

     Incentive Compensation. Cash bonuses established for executive officers are intended to motivate the individual to work hard to achieve the Company's financial and operational performance goals or to otherwise incent the individual to aim for a high level of achievement on behalf of the Company in the coming year. Because the Company has been in the early stages of development, it has not historically paid cash bonuses. However, in 1998, sign-on bonuses were paid to the HTR executives pursuant to the terms of the HTR acquisition effected in October 1997. The Compensation Committee does not have an exact formula for determining bonus payments, but has established general target bonus levels (up to a maximum of 50% of base salary) for executive officers at the beginning of 1998 based in relatively equal measures upon the Compensation Committee's subjective assessment of the Company's projected revenues and net income, and other operational and individual performance factors. The Committee may adjust these targets during the year.

     Long-Term Incentive Compensation. The Company's long-term incentive compensation plan for its executive officers is based upon the Company stock plans. The Company believes that placing a portion of its executives' total compensation in the form of stock options achieves three objectives. It aligns the interest of the Company's executives directly with those of the Company's stockholders, gives executives a significant long-term interest in the Company's success and helps the Company retain key executives. Options generally vest over a three to five-year period based upon continued employment. In December 1996, and again in May and December of 1998, the Company granted performance-based options to the Chief Executive Officer and various other executive officers. These grants vest ratably over four years beginning five years from the date of grant, subject to accelerated vesting in full during the first four years after the grant date if the fair market value of Company's Common Stock over consecutive 20 trading days is greater than a target price representing a four-year compounded return of 22.5% per year on the stock's fair market value at the date of grant.

     In determining the number of options to grant an executive, the Board primarily considered the executive's past performance and the degree to which an incentive for long-term performance would benefit the Company, as well as the number of shares and options already held by the executive officer. It is the Compensation Committee's policy to grant options at fair market value unless particular circumstances warrant otherwise.

     Benefits. The Company believes that it must offer a competitive benefit program to attract and retain key executives. During fiscal 1998, the Company provided the same medical and other benefits to its executive officers that are generally available to its other employees.

     Compensation of the Chief Executive Officer. The Chief Executive Officer's compensation is based upon the same elements and measures of performance as is the compensation for the Company's other executive officers. The Compensation Committee approved a base salary for Mr. Kannan for 1998 of $180,000. In structuring the compensation of Mr. Kannan, the Compensation Committee considered the alignment of his compensation package with the financial performance of the Company to be essential. No bonus was paid to Mr. Kannan for 1998.

     Section 162(m) of the Code. It is the responsibility of the Compensation Committee to address the issues raised by Section 162(m) of the Code. Revisions to this Section made certain non-performance based compensation in excess of $1,000,000 to executives of public companies non-deductible to such companies beginning in 1994. The Compensation Committee has reviewed these issues and has determined that it is not necessary for the Company to take any action at this time with regard to these issues.

                                   Submitted by: THE COMPENSATION COMMITTEE
                                                 Edson D. deCastro
                                                 Barry K. Fingerhut

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors consists of Messrs. deCastro and Fingerhut, none of whom was at any time during the fiscal year ended December 31, 1998 or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Board of Directors or the Compensation Committee of the Company.

PERFORMANCE GRAPH

     The following graph shows a two-year(1) comparison of cumulative total stockholder returns(2) for the Company, the CRSP Total Market Return Index of the Nasdaq Stock Market and CRSP Nasdaq Non-Financial Stocks Total Return Index. (The "CRSP" is the Center for Research in Securities Prices at the University of Chicago.) The graph assumes that $100 was invested on November 26, 1996 (the effective date of the Company's initial public offering) in each of the Company's Common Stock, the stocks in the CRSP Total Market Return Index of the Nasdaq Stock Market and the stocks in the CRSP Nasdaq Non-Financial Stocks Index.

                                 [LINE GRAPH]

                                           11/26/96       12/31/96       12/31/97       12/31/98
UOLP                                        100.00         101.92         126.92          45.69
NASDAQ CRSP Total                           100.00         100.81         123.35         170.35
NASDAQ Non-Financial                        100.00         100.69         118.19         173.11

---------------
(1) Indicates comparison of total return for all of 1997 and 1998 and solely for that period of 1996 (November 26, 1996 -- December 31, 1996) during which the Company's Common Stock was registered under Section 12 of the Exchange Act.

(2) Total return assumes reinvestment of dividends. Total returns for the Nasdaq Stock Market and the Nasdaq Non-Financial Stocks indices are weighted based on market capitalization.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the ownership of shares of the Company's Common Stock, Series C Preferred Stock and Series D Preferred Stock as of March 31, 1999 by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director and director nominee of the Company, (iii) each of the Named Officers, as listed under "-- Executive Compensation -- Summary Compensation" above, and (iv) all directors and executive officers of the Company as a group. Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock and Preferred Stock indicated below.

                                                          SHARES BENEFICIALLY OWNED(1)
                                       ------------------------------------------------------------------
                                                                    SERIES C               SERIES D
                                           COMMON STOCK         PREFERRED STOCK        PREFERRED STOCK
                                       --------------------   --------------------   --------------------    PERCENTAGE
                                        NUMBER     PERCENT     NUMBER     PERCENT     NUMBER     PERCENT    TOTAL VOTING
                NAME                   OF SHARES   OF CLASS   OF SHARES   OF CLASS   OF SHARES   OF CLASS     POWER(2)
                ----                   ---------   --------   ---------   --------   ---------   --------   ------------
Irwin Lieber(3)(11)..................  1,148,349     24.4%     207,387      33.1%     381,817      35.2%        15.0%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

Barry K. Fingerhut(4)(11)............  1,256,060     24.1%     229,839      36.7%     409,090      37.8%        16.1%

Seth Lieber(5)(11)...................  1,082,199     23.3%     192,025      30.7%     363,636      33.6%        14.2%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

Jonathan Lieber(6)(11)...............  1,079,387     23.2%     192,025      30.7%     363,636      33.6%        14.1%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

Barry Rubenstein(7)(11)..............  1,173,179     22.8%     218,612      34.9%     381,817      35.2%        15.2%
  68 Wheatley Road
  Brookville, NY 11545

Wheatley Partners, L.P.(8)(11).......  1,072,853     21.2%     189,071      30.2%     363,636      33.6%        14.1%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

Wheatley Foreign Partners,
  L.P.(9)(11)........................  1,072,853     21.2%     189,071      30.2%     363,636      33.6%        14.1%
  Third Floor, One Capital Place
  George Town, Grand Cayman
  Cayman Islands, B.W.I.

Wheatley Partners, LLC(10)(11).......  1,072,853     21.2%     189,071      30.2%     363,636      33.6%        14.1%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

Austin O. Furst, Jr.(12).............    353,846      7.9%          --        --           --        --          2.9%
  138 Frogtown Road
  New Canaan, CT 06840

Kamyar Kaviani(13)...................    311,021      7.1%          --        --       68,358       6.3%         5.0%

Errol M. Rudman(14)..................    264,936      6.2%       1,600      *              --        --          4.4%
  Rudman Management, Inc.
  1114 Avenue of the Americas
  New York, NY 10036

Narasimhan P. Kannan(15).............    256,000      5.9%          --        --           --        --          3.1%

Farzin Arsanjani (16)................    222,125      5.1%          --        --       56,834       5.2%         3.5%

William E. Kimberly(17)..............     80,660      1.9%          --        --           --        --        *

Steven M. H. Wallman(18).............     56,923      1.3%          --        --           --        --        *

Daniel J. Callahan, IV (19)..........     38,399      *             --        --        9,255      *           *

Michael W. Anderson (20).............     20,739      *             --        --           --        --        *

Joanne O'Rourke Hindman(21)..........     15,750      *             --        --           --        --        *

Edson D. deCastro(22)................     19,298      *             --        --           --        --           --

                                                          SHARES BENEFICIALLY OWNED(1)
                                       ------------------------------------------------------------------
                                                                    SERIES C               SERIES D
                                           COMMON STOCK         PREFERRED STOCK        PREFERRED STOCK
                                       --------------------   --------------------   --------------------    PERCENTAGE
                                        NUMBER     PERCENT     NUMBER     PERCENT     NUMBER     PERCENT    TOTAL VOTING
                NAME                   OF SHARES   OF CLASS   OF SHARES   OF CLASS   OF SHARES   OF CLASS     POWER(2)
                ----                   ---------   --------   ---------   --------   ---------   --------   ------------
John D. Sears(22)....................     10,000      *             --        --           --        --           --
All directors and executive officers
  as a group (7 directors and 5
  executive officers)(23)............  2,248,582     40.5%     229,839      36.7%     534,282      49.4%        28.9%

---------------
  * Less than one percent.

 (1) As of March 31, 1999 the Company had outstanding (i) 4,276,668 shares of Common Stock, (ii) 626,293 shares of Series C Preferred Stock (convertible into 757,814 shares of Common Stock based on a conversion ratio of 1.21-for-1), and (iii) 1,082,625 shares of Series D Preferred Stock convertible into Common Stock on a one-for-one basis. Share ownership in the case of Common Stock includes shares issuable upon (i) conversion of Series C Preferred Stock and Series D Preferred Stock into Common Stock, and (ii) exercise of warrants and options that may be exercised in each case within 60 days after March 31, 1999 for purposes of computing the percentage of Common Stock owned by such person but not for purposes of computing the percentage owned by any other person.

 (2) Percentage voting power is calculated assuming the Common Stock, the Series C Preferred Stock and the Series D Preferred Stock vote together as one class with each share of Common Stock, Series C Preferred Stock and Series D Preferred Stock entitled to one vote.

 (3) Consists of: (i) 1,072,853 shares beneficially owned by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to each of which Mr. Leiber may be deemed to share voting and dispositive power; (ii) 4,297 shares of Common Stock issuable upon conversion of Series C Preferred Stock and 3,545 shares of Common Stock issuable upon exercise of a warrant, both held by Mr. Leiber's child; and (iii) 14,771 shares of Common Stock issuable upon exercise of a warrant, 17,904 shares of Common Stock issuable upon exercise of Series C Preferred Stock, 18,181 shares of Common Stock issuable upon exercise of Series D Preferred Stock and 16,798 shares of Common Stock, all held by Wheatley Partners, LLC, of which Mr. Leiber is the President and a member.

 (4) Consists of: (i) 35,076 shares of Common Stock, 45,835 shares of Common Stock issuable upon conversion of Series C Preferred Stock, 45,454 shares of Common Stock issuable upon conversion of Series D Preferred Stock, 37,814 shares of Common Stock issuable upon exercise of warrants which are currently exercisable and 12,500 shares of Common Stock issuable upon exercise of options which are currently exercisable, all held by Mr. Fingerhut; (ii) 273,528 and 17,442 shares of Common Stock, 211,231 and 17,945 shares of Common Stock issuable upon conversion of Series C Preferred Stock, 335,162 and 28,474 shares of Common Stock issuable upon conversion of Series D Preferred Stock and 174,266 and 14,805 shares of Common Stock issuable upon exercise of warrants which are currently exercisable, all held by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., respectively, two investment partnerships of which Mr. Fingerhut serves as an officer of the General Partner; and (iii) 3,580 shares of Common Stock issuable upon conversion of Series C Preferred Stock and 2,954 shares of Common Stock issuable upon exercise of warrants which are currently exercisable held in a joint account with respect to which Mr. Fingerhut has investment and voting power. Mr. Fingerhut disclaims beneficial ownership of the shares held by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his pecuniary interest therein.

 (5) Consists of: (i) 1,072,853 shares beneficially owned by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to which Mr. Leiber may be deemed to share voting and dispositive power; and (ii) 2,954 shares of Common Stock issuable upon exercise of a warrant, 3,580 shares of Common Stock issuable upon conversion of Series C Preferred Stock and 2,812 shares of Common Stock, all held by Wheatley Partners, LLC, of which Mr. Leiber is a Vice President and a member.

 (6) Consists of: (i) 1,072,853 shares beneficially owned by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to which Mr. Leiber may be deemed to share voting and dispositive power; and (ii) 2,812 shares of Common Stock, 3,580 shares of Common Stock issuable upon conversion of

     Series C Preferred Stock and 2,954 shares of Common Stock issuable upon exercise of a warrant, all held by Mr. Leiber.

 (7) Consists of 1,072,853 shares beneficially owned by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to each of which Mr. Rubenstein is the CEO of the general partner, and 35,806 shares of Common Stock issuable upon conversion of Series C Preferred Stock, 18,181 shares of Common Stock issuable upon conversion of Series D Preferred Stock, 29,541 shares of Common Stock issuable upon exercise of warrants and 16,798 shares of Common Stock, held by three investment partnerships with respect to which Mr. Rubenstein is a general partner.

 (8) Includes: (i) 211,231 shares of Common Stock issuable upon conversion of Series C Preferred Stock; (ii) 174,266 shares of Common Stock issuable upon exercise of warrants which are currently exercisable; (iii) 335,162 shares of Common Stock issuable upon conversion of Series D Preferred Stock; and
     (iv) 17,442 shares of Common Stock, 14,805 shares of Common Stock issuable upon exercise of a warrant, 17,945 shares of Common Stock issuable upon conversion of Series C Preferred Stock and 28,474 shares of Common Stock issuable upon conversion of Series D Preferred Stock, all held by Wheatley Foreign Partners, L.P. Wheatley Partners, L.P. disclaims beneficial ownership of the shares held by Wheatley Foreign Partners, L.P., except to the extent of its pecuniary interest therein.

 (9) Includes 994,187 shares beneficially held by Wheatley Partners, L.P. Wheatley Foreign Partners, L.P. disclaims beneficial ownership of such securities, except to the extent of its pecuniary interest therein.

(10) Consists of 1,072,853 shares beneficially owned by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to each of which Wheatley Partners, LLC is a general partner.

(11) As reported in the Schedule 13D filed as of September 9, 1998 with the SEC by this stockholder and a group of affiliated investors. These share numbers also include the annual 5% dividend on the Series D Preferred Stock paid in shares of Common Stock in December 1998.

(12) Includes 179,848 shares of Common Stock issuable upon exercise of warrants held by trusts for which Mr. Furst is the trustee and which are currently exercisable.

(13) Includes 13,500 shares of Common Stock issuable upon exercise of options which are currently exercisable and 68,358 shares of Common Stock issuable upon conversion of Series D Preferred Stock.

(14) Includes 261,400 shares of Common Stock as reported in the Schedule 13G dated March 26, 1998 filed with the SEC by Errol D. Rudman. Also includes 1,600 shares of Series C Preferred Stock (convertible into 1,936 shares of Common Stock) and 1,600 shares of Common Stock issuable upon exercise of warrants acquired by Mr. Rudman effective on March 31, 1998.

(15) Includes 67,980 shares of Common Stock issuable upon exercise of a warrant held by Mr. Kannan that is currently exercisable, 169,092 shares of Common Stock held by two trusts of which Mr. Kannan and his wife are co-trustees; 8,513 shares of Common Stock held by a limited partnership as to which Mr. Kannan and his wife are the general partners, and 1,513 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(16) Includes 56,834 shares of Common Stock issuable upon conversion of Series D Preferred Stock and 13,500 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(17) Includes 10,197 shares of Common Stock issuable upon exercise of a warrant held by Mr. Kimberly that is currently exercisable, 29,298 shares of Common Stock issuable upon exercise of options which are currently exercisable, as well as 5,344 outstanding shares of Common Stock and 2,549 shares of Common Stock issuable upon exercise of a warrant which is currently exercisable, both held by Elena Kimberly, Mr. Kimberly's wife.

(18) Includes 22,500 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(19) Includes 9,255 shares of Common Stock issuable upon conversion of Series D Preferred Stock.

(20) Includes 20,439 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(21) Includes 14,750 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(22) Consists of shares of Common Stock issuable upon exercise of options which are currently exercisable.

(23) Includes the shares (including shares underlying options and warrants) discussed in footnotes (4),(13),(15)-(18) and (20)-(22).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In March 1997, the Company acquired Ivy Software, Inc., a Virginia corporation that develops and distributes business and accounting software for the academic education market, for $314,000 in cash and potential future payments not to exceed approximately $862,000. In connection with this transaction, the President and sole shareholder of Ivy, Robert N. Holt, entered into a three-year consulting agreement with the Company. In September 1998, the Company sold Ivy back to Mr. Holt for $250,000 in cash and a note receivable for approximately $200,000. In connection therewith, all other payment obligations of the Company to Mr. Holt were terminated (other than $35,000 already earned and paid under the consulting agreement). The Company agreed to pay Mr. Holt his standard consulting fee of $2,500 per day for any future services the Company might request from him.

     In April 1997, the Company acquired Teletutor, an Illinois corporation that develops, distributes and supports computer-based training courses for the data and telecommunications industry. The terms of the transaction included a $3.0 million cash payment at closing and $2.0 million in the form of a promissory note to be paid in cash ratably on the first, second and third anniversary dates of the acquisition. In connection with this transaction, James R. Cooper, formerly the President of Teletutor, entered into an employment agreement to become an Executive Vice President of the Company, from which position he resigned effective in March 1998. During the second quarter of 1998, the Company made the first installment payment of $666,667 to the former Teletutor shareholders. In December 1998, the Company and the former Teletutor stockholders restructured the terms of the note as follows: the Company issued to such stockholders an aggregate of 105,000 shares of Common Stock and three-year warrants to purchase 55,000 shares of its Common Stock at an exercise price of $6.00 per share and executed a new non-interest bearing promissory note for $826,666, payable in installments between March 15, 1999 and April 15, 2000.

     In October 1997, the Company acquired HTR Inc., a Delaware corporation whose strategy is to deliver a total solution for corporate information technology requirements through its suite of products and services which includes traditional and on-site training, courseware and consulting, in exchange for 585,940 shares of Common Stock, options and warrants to purchase an additional 34,020 shares, the assumption of an aggregate of approximately $3.5 million of HTR debt and a combination of cash and notes payable in the aggregate amount of approximately $600,000. In addition, the executive officers of HTR, Messrs. Kaviani (who became a director and executive officer of the Company upon closing of the acquisition), Arsanjani (who became an executive officer of the Company upon closing of the acquisition) and Callahan (who became an executive officer of the Company upon closing of the acquisition) became entitled to receive bonuses in the aggregate amount of $690,000 in connection with their execution of employment agreements to become Executive Vice Presidents of the Company, payable no later than December 31, 1998. In June 1998, the executive officers of HTR were paid approximately $270,000 of their sign-on bonuses in cash to satisfy tax obligations and they agreed to convert the remaining approximately $420,000 of such sign-on bonuses and $320,000 of acquisition-related indebtedness into 134,447 shares of the Company's Series D convertible Preferred Stock. In connection with the acquisition, the Company also created a stock option pool of 180,000 shares of Common Stock and an incentive bonus pool with a potential payout of up to approximately $3,300,000 over three years to such officers (and one other executive officer of HTR), contingent upon the financial performance of HTR. During 1998, none of this payout was made and none of these option shares were granted to such executive officers. Mr. Callahan's employment as an executive officer of the Company was terminated in June 1998.

     In March 1998, the Company raised approximately $5.3 million in gross proceeds through a private placement (the "Series C Private Placement") of 626,293 shares of the Company's Series C Preferred Stock (which shares are convertible into approximately 757,800 shares of Common Stock), together with five-year warrants to purchase 626,293 shares of Common Stock at an exercise price of $8.46 per share (the five-day average of the closing bid prices calculated prior to closing of the Private Placement). Barry K. Fingerhut, a director and the largest beneficial stockholder of the Company, and other investors affiliated with Mr. Fingerhut, purchased an aggregate of 283,604 shares of Series C Preferred Stock and warrants to purchase an aggregate of 283,604 shares of Common Stock in the Series C Private Placement. The Series C Preferred Stock has a liquidation preference of $12.69 per share upon the sale or liquidation of the Company. The Common Stock issuable upon conversion of the Series C Preferred Stock and exercise of the related warrants has certain registration rights.

     In June 1998, the Company raised approximately $5.2 million in gross proceeds through a private placement (the "Series D Private Placement") of 1,082,625 shares of the Company's Series D Preferred Stock (which shares are convertible into Common Stock on a one-for-one basis). Barry K. Fingerhut, a director and the largest beneficial stockholder of the Company, and other investors affiliated with Mr. Fingerhut, purchased an aggregate of 445,452 shares of Series D Preferred Stock in the Series D Private Placement. 137,174 shares of the Series D Preferred Stock and 5,194 shares of UOL Common Stock were issued in connection with the conversion of approximately $805,000 of indebtedness, mainly to certain former shareholders of HTR. Pursuant to the terms of the Series D Preferred Stock, the Company declared and issued a 5% Common Stock dividend on the Series D Preferred Stock in December 1998.

     In December 1996, the Company loaned Nat Kannan, the Company's founder, Chief Executive Officer and Chairman, $100,000 to help satisfy Mr. Kannan's income tax withholding obligations relating to back wages paid to Mr. Kannan by the Company in 1996. The largest outstanding principal amount under the loan, together with interest accrued thereon, during 1998 was approximately $116,000. The loan bears interest at the prime rate, as announced from time to time by First Union National Bank, minus one percent with principal and accrued interest payable in full upon demand.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UOL PUBLISHING, INC.

                                          By:   /s/ NARASIMHAN P. KANNAN
                                            ------------------------------------
                                                   Narasimhan P. Kannan,
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

     Date: April 28, 1999