Form 10-Q
period 1999-03-31
UOL PUBLISHING INC
filed 1999-05-14
CIK 943742

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

[  ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-21421

                              UOL PUBLISHING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      54-1290319
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

            8251 GREENSBORO DRIVE,                                 22102
                  SUITE 500,                                     (ZIP CODE)
               MCLEAN, VIRGINIA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 703-893-7800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X       NO   _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         COMMON STOCK, $0.01 PAR VALUE
                                    (Class)
                                4,728,909 SHARES
                         (Outstanding at May 12, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
Revenues:
  Instructor-led training revenues..........................  $ 1,673,817   $ 1,394,444
  Online tuition revenues...................................      272,205       881,248
  Product sales revenues....................................      950,206       399,635
  Development and other revenues............................       96,481       235,874
  Other service revenues....................................      565,651        81,716
  Virtual campus software revenues..........................       42,500        42,166
                                                              -----------   -----------
Net revenues................................................    3,600,860     3,035,083
Costs and expenses:
  Cost of revenues..........................................    2,582,899     1,882,848
  Sales and marketing.......................................    1,630,558     1,042,556
  Product development.......................................    2,716,619       357,454
  General and administrative................................    1,900,513       688,161
  Depreciation and amortization.............................      633,165       503,376
  Reorganization costs......................................      467,640            --
                                                              -----------   -----------
Total costs and expenses....................................    9,931,394     4,474,395
                                                              -----------   -----------

Loss from operations........................................   (6,330,534)   (1,439,312)
Interest expense............................................     (129,852)     (127,767)
                                                              -----------   -----------
Net loss....................................................  $(6,460,386)  $(1,567,079)
                                                              ===========   ===========
Dividends to preferred stockholders.........................           --       (73,411)
                                                              -----------   -----------
Net loss attributable to common stockholders................  $(6,460,386)  $(1,640,490)
                                                              ===========   ===========
Net loss per share..........................................  $     (1.70)  $     (0.39)
                                                              ===========   ===========
Net loss per share -- assuming dilution.....................  $     (1.70)  $     (0.39)
                                                              ===========   ===========

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,     MARCH 31,
                                                                  1998            1999
                                                              ------------    ------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $    336,194    $    125,147
  Accounts receivable, less allowance of approximately
     $567,000 and $481,000 at December 31, 1998 and March
     31, 1999, respectively.................................     3,087,268       2,679,291
  Loans receivable from related parties.....................       143,515         133,752
  Loans receivable -- current...............................       232,375         199,818
  Prepaid expenses and other current assets.................       172,926         353,741
                                                              ------------    ------------
Total current assets........................................     3,972,278       3,491,749
Property and equipment, net.................................     2,436,534       2,175,825
Capitalized software costs and courseware development costs,
  net.......................................................     2,130,665       2,018,327
Acquired online publishing rights, net......................       407,552         364,831
Loans receivable -- less current portion....................       380,234         380,234
Other assets................................................       194,644         182,893
Other intangible assets, net................................     2,508,664       2,339,230
Goodwill, net...............................................     2,840,460       2,764,294
                                                              ------------    ------------
          Total assets......................................  $ 14,871,031    $ 13,717,383
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  4,617,418    $  4,292,171
  Notes payable -- current portion..........................     3,075,139       2,473,474
  Deferred revenues -- current portion......................       911,072       1,201,985
  Accrued dividends payable.................................            --          73,411
                                                              ------------    ------------
          Total current liabilities.........................     8,603,629       8,041,041
  Deferred revenues -- less current portion.................       109,834         102,583
  Notes payable -- less current portion.....................       337,235         353,199
                                                              ------------    ------------
          Total liabilities.................................     9,050,698       8,496,823
                                                              ------------    ------------

Stockholders' equity:
  Series C convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $7,947,658;
     1,000,000 shares authorized; 626,293 shares issued and
     outstanding at December 31, 1998 and March 31, 1999,
     respectively...........................................         6,263           6,263
  Series D convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $8,931,656;
     1,200,000 shares authorized; 1,082,625 shares issued
     and outstanding at December 31, 1998 and March 31,
     1999, respectively.....................................        10,826          10,826
  Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 3,990,046 and 4,276,668 shares issued and
     outstanding at December 31, 1998 and March 31, 1999,
     respectively...........................................        39,900          42,766
  Additional paid-in capital................................    53,460,264      54,498,115
  Accumulated deficit.......................................   (47,696,920)    (49,337,410)
                                                              ------------    ------------
          Total stockholders' equity........................     5,820,333       5,220,560
                                                              ============    ============
          Total liabilities and stockholders' equity........  $ 14,871,031    $ 13,717,383
                                                              ============    ============

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                 1998             1999
                                                              -----------      -----------
OPERATING ACTIVITIES
Net loss....................................................  $(6,460,386)     $(1,567,079)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      801,507          770,429
  Net write-off of acquired online publishing rights........      241,000               --
  Net write-off of capitalized courseware development
     costs..................................................      502,669               --
  Increase (decrease) in allowance for doubtful accounts....    1,074,669          (85,955)
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable.............     (190,086)         493,932
     Increase in prepaid expenses and other current
      assets................................................     (245,502)        (180,815)
     Decrease in other assets...............................       29,658           11,751
     Increase (decrease) in accounts payable and accrued
      expenses..............................................      932,008         (325,247)
     Increase in deferred revenues..........................      260,526          283,662
                                                              -----------      -----------
Net cash used in operating activities.......................   (3,053,937)        (599,322)
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (367,096)            (132)
Capitalized software and courseware development costs.......     (314,549)        (111,995)
Additions to intangible assets..............................     (355,810)              --
Proceeds from sale of property and equipment................           --            3,066
Proceeds from loans receivable..............................           --           42,320
Advances under loans receivable from related parties........      (27,994)              --
                                                              -----------      -----------
Net cash used in investing activities.......................   (1,065,449)         (66,741)
FINANCING ACTIVITIES
Proceeds from issuance of common stock......................       75,620        1,040,717
Proceeds from Series C redeemable convertible Preferred
  Stock.....................................................    5,240,008               --
Proceeds from notes payable and short-term debt.............    1,500,000               --
Repayments of notes payable and short-term debt.............     (171,928)        (585,701)
                                                              -----------      -----------
Net cash provided by financing activities...................    6,643,700          455,016
                                                              -----------      -----------
Net increase (decrease) in cash and cash equivalents........    2,524,314         (211,047)
Cash and cash equivalents at the beginning of the period....    2,705,490          336,194
                                                              -----------      -----------
Cash and cash equivalents at the end of the period..........  $ 5,229,804      $   125,147
                                                              ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $   109,581      $    80,000
                                                              ===========      ===========

                            See accompanying notes.

                              UOL PUBLISHING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 1999. For further information, refer to the audited financial statements and footnotes thereto included in the UOL Publishing, Inc. ("UOL" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Through December 31, 1998 the Company recognized online tuition fees from academic institutions once the drop/add period had expired. Beginning January 1, 1999 the Company changed its revenue recognition policy for academic institutions to recognize revenue ratably over the semester period the services are delivered.

NOTE D -- EQUITY TRANSACTIONS

     For the three months ended March 31, 1999 the Company raised approximately $1,050,000 through a private placement of 282,500 shares of its common stock at $4.00 per share. In connection with this transaction, the Company also issued warrants, exercisable over 3 years at $3.00 per share, for the purchase of 70,625 shares of common stock.

NOTE E -- NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ----------------------------
                                                               1998             1999
                                                            -----------      -----------
Numerator:
  Net loss................................................  $(6,460,386)     $(1,567,079)
  Accrued dividends to preferred stockholders.............           --          (73,411)
                                                            -----------      -----------
  Net loss available to common stockholder................  $(6,460,386)     $(1,640,490)
                                                            ===========      ===========
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares..............................    3,811,428        4,169,225
                                                            ===========      ===========
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares..............................    3,811,428        4,169,225
                                                            ===========      ===========
Basic net loss per share..................................  $     (1.70)     $     (0.39)
                                                            ===========      ===========
Diluted net loss per share................................  $     (1.70)     $     (0.39)
                                                            ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, risks relating to uncertainties relating to dependence on strategic partners and third party relationships, management of rapid growth, dependence on online distribution, the risks and the Company's payment obligations relating to acquisitions, security risks, government regulations and competition.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

  Summary

     For the three months ended March 31, 1999, the Company incurred a net loss of $1,640,490 (or $0.39 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $6,460,386 (or $1.70 per share) for the three months ended March 31, 1998. The improvement in first quarter results as compared to the three months ended March 31, 1998 was due primarily to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans, and certain non-recurring charges in the same period.

     Total revenues for the first quarter of 1999 were $3,035,083 as compared to $3,600,860 for the three months ended March 31, 1998. The decrease in revenues reflects an increase in online tuition revenue and development and other revenues, which was more than offset by a decrease in revenues generated by the Company's non-online businesses ("the legacy businesses").

  Net Revenues

                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                 ---------------------------------------------
                                                         1998                    1999
                                                 ---------------------   ---------------------
Instructor-led training revenues...............  $1,673,817     46.5%    $1,394,444     45.9%
Online tuition revenues........................     272,205      7.6        881,248     29.0
Product sales revenues.........................     950,206     26.4        399,635     13.2
Development and other revenues.................      96,481      2.6        235,874      7.8
Other service revenues.........................     565,651     15.7         81,716      2.7
Virtual campus software revenues...............      42,500      1.2         42,166      1.4
                                                 ----------    -----     ----------    -----
     Total net revenues........................  $3,600,860    100.0%    $3,035,083    100.0%
                                                 ==========    =====     ==========    =====

     Instructor-led training revenues decreased 16.7% to $1,394,444 in the first quarter of 1999, compared to $1,673,817 for the same period in 1998. The decrease was due primarily to the closing of two instructor-led training facilities located in Baltimore and Los Angeles at the end of the second quarter of 1998 as a result of management reorganization plans.

     Online tuition revenues increased 223.7% to $881,248 in the first quarter of 1999, compared to $272,205 for the same period in 1998. For the three months ended March 31, 1999, sales of online courses jumped 236.9% to approximately 63,000 courses delivered during the quarter, up from first quarter 1998 deliveries of approximately 18,700 online courses. The Company believes that online tuition revenues will continue to increase in absolute dollars and as a percentage of total revenue as the Company completes the previously announced divestitures of its non-online businesses, with the exception of Teletutor.

     Product sales revenues decreased 57.9% to $399,635 in the first quarter of 1999, compared to $950,206 for the same period in 1998. The decrease was due to the sale of Ivy at the end of the third quarter of 1998, a decrease in Teletutor product sales due to the downsizing its operations at the end of the first quarter of 1998, and a decrease in product sales to a major Knowledgeworks customer.

     Development and other revenues increased 144.5% to $235,874 in the first quarter of 1999, compared to $96,481 for the first quarter of 1998. The increase was due primarily to an increase in courseware development orders from existing customers.

     Other service revenues decreased 85.6% to $81,716 in the first quarter of 1999, compared to $565,651 for the same period in 1998. The decrease was due to the sale of HTR's consulting business at the end of the fourth quarter of 1998.

     Virtual campus software revenues remained unchanged in the first quarter of 1999, compared to the first quarter of 1998 as a result of a new marketing strategy implemented by the Company during the first quarter of 1998 to move away from licensing the VCampus(TM) software towards sales of online subscriptions. As such, virtual campus software revenues will be negligible in the future.

     The following table sets forth selected financial data:

                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------------------------
                                                     1998                         1999
                                            ----------------------       ----------------------
Revenue...................................  $ 3,600,860     100.0%       $ 3,035,083    100.0%
Cost of revenues..........................    2,582,899      71.7          1,882,848     62.0
Sales and marketing.......................    1,630,558      45.3          1,042,556     34.4
Product development.......................    2,716,619      75.4            357,454     11.8
General and administrative................    1,900,513      52.8            688,161     22.7
Depreciation and amortization.............      633,165      17.6            503,376     16.6
Reorganization and other non-recurring
  charges.................................      467,640      13.0                 --       --
                                            -----------    ------        -----------    -----
  Loss from operations....................   (6,330,534)   (175.8)        (1,439,312)   (47.5)
Interest expense..........................     (129,852)     (3.6)          (127,767)    (4.2)
                                            -----------    ------        -----------    -----
  Net loss................................   (6,460,386)   (179.4)        (1,567,079)   (51.7)
Accrued dividends to preferred
  stockholders............................           --        --            (73,411)    (2.4)
                                            -----------    ------        -----------    -----
  Net loss to common stockholders.........  $(6,460,386)   (179.4)%      $(1,640,490)   (54.1)%
                                            ===========    ======        ===========    =====

  Cost of Revenues

     Cost of revenues decreased 27.1% to $1,882,848 in the first quarter of 1999 as compared to $2,582,899 for the first quarter of 1998. The decrease was due primarily to the closing of two instructor-led training facilities at the end of the second quarter of 1998, the sale of HTR's consulting business at the end of the fourth quarter of 1998, and to a lesser extent, the sale of Ivy at the end of the third quarter of 1998.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 36.1% to $1,042,556 in the first quarter of 1998 as compared to $1,630,558 for the first quarter in 1998. The decrease was due primarily to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans.

     Product Development. Product development expenses decreased 86.8% to $357,454 in the first quarter of 1999 as compared to $2,716,619 for the first quarter of 1998. The decrease was due primarily to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans, and the write-off during the first quarter of 1998 of approximately $750,000 related to previously capitalized content acquisition and development costs.

     General and Administrative. General and administrative expenses decreased 63.8% to $688,161 in the first quarter of 1999 as compared to $1,900,513 for the first quarter of 1998. The decrease was due primarily to approximately $1,075,000 of bad debt expense in the first quarter of 1998, and to a lesser extent, cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans.

     Depreciation and Amortization. Depreciation and amortization expense decreased 20.5% to $503,376 in the first quarter of 1999 as compared to $633,165 for the first quarter of 1998. The decrease was due primarily to the sale of Ivy at the end of the third quarter of 1998, the sale of HTR's consulting business at the end of the fourth quarter of 1998, and the write-down of goodwill related to the legacy businesses at the end of the fourth quarter of 1998 as a result of the Company's plan to divest these assets in 1999.

     Reorganization Costs. Reorganization costs of $467,640 incurred during the three months ended March 31, 1998, primarily relate to the Company's workforce reduction plan, which included a reduction in Teletutor's workforce in order to consolidate its sales, marketing, finance and administrative functions with those of UOL. The Company also eliminated and/or re-defined certain positions within UOL and HTR to reduce costs and improve functionality.

     Interest Expense. Interest expense remained relatively unchanged in the first quarter of 1999 as compared to the first quarter of 1998. Interest expense was primarily incurred in connection with the Company's borrowings on its line of credit facility and term loan. See "Liquidity and Capital Resources".

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

     Many of the Company's systems use vendor-provided software, and Year 2000 compliance is expected to be achieved through vendor specific upgrades. For other internal systems, testing will be completed internally to ensure Year 2000 compliance. As of March 31, 1999, the Company has completed its assessments of Year 2000 compliance with respect to all of its own products, 90% of its own internal systems and approximately 80% of its vendor-provided systems and applications. The Company anticipates all of its systems will have been addressed and updated through vendor provided upgrades or through completion of internal testing prior to the end of the second quarter of 1999. The Company does not believe that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company does not believe that the Year 2000 issue will materially adversely affect its business. However, the Company continues to bear risk related to Year 2000 and could be materially adversely affected if significant customers or suppliers fail to address the issue or if vendor upgrades are not provided to the Company as required. The Company could be forced to spend significant resources and funds to find alternative providers of systems and applications used by the Company. The Company's contingency plan for any vendor-provided product found to be non-Year 2000 compliant upon completion of the Company's assessment is to insist upon vendor compliance within a reasonable time in advance of Year 2000 and to pursue alternative products with other Year 2000 compliant vendors.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had $125,147 in cash and cash equivalents. Cash utilized in operating activities was $599,322 for the three months ended March 31, 1999, all of which was funded by a private placement of common stock totaling approximately $1,050,000. Net cash used in operating activities for the same period in 1998 was $3,053,937. The improvement primarily reflects cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans.

     Net cash utilized in investing activities was $66,741 for the three months ended March 31, 1999 and $1,065,449 for the three months ended March 31, 1998. The use of cash for investing activities was primarily attributable to purchases of equipment, software development costs that were capitalized, and in 1998, approximately $356,000 paid to the former shareholder of Ivy pursuant to the acquisition agreement.

     Net cash provided by financing activities was $455,016 for the three months ended March 31, 1999 and $6,643,700 for the three months ended March 31, 1998. During the three months ended March 31, 1999 the Company raised approximately $1,050,000 through a private placement of 282,500 shares of its common stock at $4.00 per share. In connection with this transaction, the Company also issued warrants, exercisable over 3 years at $3.00 per share, for the purchase of 70,625 shares of common stock. For the three months ended March 31, 1998 the Company raised $5,300,000 through a private placement of 626,300 shares of its Series C convertible Preferred Stock and borrowed on its then existing line of credit facility.

     As of March 31, 1999, the Company was in violation of certain covenants related to the line of credit with its primary lender, the outstanding borrowings under which were $1,477,222 as of that date. In February 1999, the Company repaid a $500,000 term loan to this lender (originally due July 15, 2001) in exchange for which the maturity date of the Company's line of credit was extended from February 15, 1999 to April 15, 1999. Effective May 6, 1999, the primary lender agreed to extend the maturity date of the line of credit to May 31, 1999 and agreed to continue to forbear from exercising any remedies that it may have against the Company related to these covenant violations until May 31, 1999. Effective April 23, 1999, the maturity date for the Company's $500,000 subordinated term loan with another lending institution was extended from February 15, 1999 to July 15, 1999 provided the Company gives proper notice and pays a $15,000 extension fee plus additional payments of $10,000 and $20,000 for any amounts still outstanding as of May 14, 1999, and July 14, 1999, respectively. The Company is also required to issue this lender 1,000 warrants per day for any amounts outstanding from May 14, 1999 through July 15, 1999. In addition, the Company issued warrants to its lenders for the purchase of up to 95,000 shares of Series D Preferred and/or common stock at an aggregate exercise price of up to $387,500 in exchange for these extensions.

     In May 1999, the Company raised approximately $1,315,000 through a private placement of 448,297 shares of its common stock at $2.9375 per share.

     Management recognizes the need to raise additional funds in order to retire existing debt and to fund anticipated ongoing operating losses, which are expected to continue at least until the legacy businesses are sold. The Company has also taken the following actions to provide future funding for operations:

     - The Company has retained investment-banking services to assist in the divestiture of the HTR instructor-led training business. The Company expects to complete this divestiture sometime in the second or third quarter of 1999.

     - The Company signed an agreement to sell the HTR Knowledgeworks legacy business for $1,500,000. The Company expects this transaction to be completed during the second quarter of 1999.

     - The Company is in the process of negotiating a $3,000,000 line of credit facility with a new lender to refinance its existing bank debt.

     - The Company has retained advisory services to identify a strategic partner to provide both global marketing leverage and additional capital.

     - The Company is negotiating an agreement with an investment company to provide private equity financing through December 31, 1999.

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

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (a) No modifications.

     (b) No limitations or qualifications.

     (c) From January 1, 1999 to March 31, 1999, the Company has issued the following unregistered securities:

          1. 282,500 shares of Common Stock and Warrants to purchase 70,625 of Common Stock to nine accredited investors.

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

     10.41 Form of Subscription Agreement

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

Date: May 14, 1999

                                 EXHIBIT INDEX

10.41  Form of Subscription agreement.
27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.