Form 10-Q
period 1999-06-30
UOL PUBLISHING INC
filed 1999-08-16
CIK 943742

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

                         COMMON STOCK, $0.01 PAR VALUE
                                    (Class)
                                   4,837,051
                        (Outstanding at August 11, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                           -------------------------   --------------------------
                                              1998          1999           1998          1999
                                           -----------   -----------   ------------   -----------
Revenues:
  Instructor-led training revenues.......  $ 1,428,723   $ 1,166,135   $  3,102,540   $ 2,560,579
  Online tuition revenues................      258,177       967,491        530,382     1,848,739
  Product sales revenues.................      877,005       311,510      1,827,211       711,145
  Online development and other
     revenues............................      267,772       340,325        364,253       576,199
  Other service revenues.................      594,960        68,600      1,160,611       150,316
  Virtual campus software revenues.......          834        74,926         43,334       117,092
                                           -----------   -----------   ------------   -----------
Net revenues.............................    3,427,471     2,928,987      7,028,331     5,964,070
Costs and expenses:
  Cost of revenues.......................    2,194,268     1,481,484      4,522,946     2,949,923
  Sales and marketing....................    1,636,766     1,153,927      3,267,324     2,196,440
  Product development and operations.....    1,840,775       506,749      4,640,559     1,011,631
  General and administrative.............      648,188       633,913      2,548,701     1,322,043
  Depreciation and amortization..........      744,852       768,385      1,549,073     1,538,816
  Reorganization costs...................      928,870            --      1,396,510            --
                                           -----------   -----------   ------------   -----------
Total costs and expenses.................    7,993,719     4,544,458     17,925,113     9,018,853
                                           -----------   -----------   ------------   -----------

Loss from operations.....................   (4,566,248)   (1,615,471)   (10,896,782)   (3,054,783)
Gain on the sale of subsidiary...........           --         1,446             --         1,446
Interest expense.........................     (165,018)     (164,551)      (294,870)     (292,318)
                                           -----------   -----------   ------------   -----------
Net loss.................................  $(4,731,266)  $(1,778,576)  $(11,191,652)  $(3,345,655)
                                           ===========   ===========   ============   ===========
Dividends to preferred stockholders......           --       (74,226)            --      (147,637)
                                           -----------   -----------   ------------   -----------
Net loss attributable to common
  stockholders...........................  $(4,731,266)  $(1,852,802)  $(11,191,652)  $(3,493,292)
                                           ===========   ===========   ============   ===========
Net loss per share.......................  $     (1.24)  $     (0.40)  $      (2.93)  $     (0.79)
                                           ===========   ===========   ============   ===========
Net loss per share -- assuming
  dilution...............................  $     (1.24)  $     (0.40)  $      (2.93)  $     (0.79)
                                           ===========   ===========   ============   ===========

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,      JUNE 30,
                                                                  1998            1999
                                                              ------------    ------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $    336,194    $    304,871
  Accounts receivable, less allowance of approximately
     $567,000 and $522,000 at December 31, 1998 and June 30,
     1999, respectively.....................................     3,087,268       1,730,528
  Loans receivable from related parties.....................       143,515         132,844
  Loans receivable -- current...............................       232,375       1,075,177
  Prepaid expenses and other current assets.................       172,926         788,825
                                                              ------------    ------------
Total current assets........................................     3,972,278       4,032,245
Property and equipment, net.................................     2,436,534       1,942,540
Capitalized software costs and courseware development costs,
  net.......................................................     2,130,665       1,858,598
Acquired online publishing rights, net......................       407,552         332,835
Loans receivable -- less current portion....................       380,234         662,212
Other assets................................................       194,644         185,731
Other intangible assets, net................................     2,508,664       2,160,590
Goodwill, net...............................................     2,840,460       1,853,783
                                                              ------------    ------------
          Total assets......................................  $ 14,871,031    $ 13,028,534
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  4,617,418    $  3,734,572
  Notes payable -- current portion..........................     3,075,139         600,665
  Deferred revenues -- current portion......................       911,072       1,069,630
                                                              ------------    ------------
          Total current liabilities.........................     8,603,629       5,404,867
  Deferred revenues -- less current portion.................       109,834           8,835
  Notes payable -- less current portion.....................       337,235       2,098,957
                                                              ------------    ------------
          Total liabilities.................................     9,050,698       7,512,659
                                                              ------------    ------------

Stockholders' equity:
  Series C convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $7,912,509;
     1,000,000 shares authorized; 626,293 and 623,339 shares
     issued and outstanding at December 31, 1998 and June
     30, 1999, respectively.................................         6,263           6,233
  Series D convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $8,931,656;
     1,200,000 shares authorized; 1,082,625 shares issued
     and outstanding at December 31, 1998 and June 30, 1999,
     respectively...........................................        10,826          10,826
  Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 3,990,046 and 4,799,310 shares issued and
     outstanding at December 31, 1998 and June 30, 1999,
     respectively...........................................        39,900          47,993
  Additional paid-in capital................................    53,460,264      56,641,036
  Accumulated deficit.......................................   (47,696,920)    (51,190,213)
                                                              ------------    ------------
          Total stockholders' equity........................     5,820,333       5,515,875
                                                              ============    ============
          Total liabilities and stockholders' equity........  $ 14,871,031    $ 13,028,534
                                                              ============    ============

                            See accompanying notes.

                              UOL PUBLISHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              -----------------------------
                                                                  1998             1999
                                                              ------------      -----------
OPERATING ACTIVITIES
Net loss....................................................  $(11,191,652)     $(3,345,655)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,549,074        1,538,815
  Net write-off of acquired online publishing rights........       241,000               --
  Net write-off of capitalized courseware development
     costs..................................................       502,669               --
  Gain on sale of subsidiary................................            --           (1,446)
  Stock option and stock warrant compensation...............            --          108,150
  Increase (decrease) in allowance for doubtful accounts....     1,039,991         (270,554)
  Changes in operating assets and liabilities:
     Decrease in accounts receivable........................        47,250        1,132,290
     (Increase) decrease in prepaid expenses and other
       current assets.......................................       215,779         (340,899)
     Decrease in other assets...............................        23,327            8,915
     Increase (decrease) in accounts payable and accrued
       expenses.............................................       360,442         (782,846)
     Increase in deferred revenues..........................       293,737           57,559
                                                              ------------      -----------
Net cash used in operating activities.......................    (6,918,383)      (1,895,671)
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (601,767)         (20,430)
Capitalized software and courseware development costs.......      (525,002)        (186,406)
Additions to intangible assets..............................      (355,810)              --
Proceeds from loans from related parties....................            --           10,671
Proceeds from loans receivable..............................            --           72,508
Proceeds from sale of subsidiary............................            --           75,000
Advances under loans receivable from related parties........       (30,988)          (2,290)
                                                              ------------      -----------
Net cash used in investing activities.......................    (1,513,567)         (50,947)
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock......................        75,922        2,415,547
Proceeds from Series C convertible Preferred Stock..........     5,244,824               --
Proceeds from Series D convertible Preferred Stock..........     2,895,561               --
Proceeds from notes payable.................................     1,594,902        2,300,000
Repayments of notes payable.................................    (1,838,595)      (2,800,252)
                                                              ------------      -----------
Net cash provided by financing activities...................     7,972,614        1,915,295
                                                              ------------      -----------
Net decrease in cash and cash equivalents...................      (459,336)         (31,323)
Cash and cash equivalents at the beginning of the period....     2,705,490          336,194
                                                              ------------      -----------
Cash and cash equivalents at the end of the period..........  $  2,246,154      $   304,871
                                                              ============      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $    188,165      $   308,800
                                                              ============      ===========

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

  Reclassification

     Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

NOTE C -- EQUITY TRANSACTIONS

     For the three months ended June 30, 1999, the Company raised approximately $1,316,000 though a private placement of 448,287 shares of its common stock at $2.94 per share.

     The Company entered into a Private Equity Line of Credit Agreement (the "Equity Line Agreement")with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF") effective May 4, 1999. Under the Equity Line Agreement, the Company has the right, subject to certain conditions, to issue and sell to H&QGF, from time to time, shares of its Series E Convertible Preferred Stock, for cash consideration of up to an aggregate of $3.0 million, subject to availability.

     Pursuant to the Equity Line Agreement, the Company filed a Registration Statement with the SEC on July 28,1999. Beginning on the date the Registration Statement is declared effective, the Company may sell to H&QGF shares of its Series E Convertible Preferred Stock at a price equal to 85% of the lower of (1) the closing market price of the Company's common stock on the date of issuance and (2) the average of the lowest intra-day prices of the Company's common stock over the five-day period ending on the date of issuance. The Company may sell as much as $500,000 in preferred stock at any time, subject to certain conditions, with the total amount sold not to exceed $3.0 million; except that the number of shares of preferred stock that can be sold to H&QGF is further limited by the requirement that H&QGF hold no more than 9.9% of our outstanding stock at any given time.

                              UOL PUBLISHING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D -- NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30,                     JUNE 30,
                                   -------------------------   --------------------------
                                      1998          1999           1998          1999
                                   -----------   -----------   ------------   -----------
Numerator:
  Net loss.......................  $(4,731,266)  $(1,778,576)  $(11,191,652)  $(3,345,655)
  Accrued dividends to preferred
     stockholders................           --       (74,226)            --      (147,637)
                                   -----------   -----------   ------------   -----------
  Net loss available to common
     stockholders................  $(4,731,266)  $(1,852,802)  $(11,191,652)  $(3,493,292)
                                   ===========   ===========   ============   ===========
Denominator:
  Denominator for basic earnings
     per share --
     weighted-average shares.....    3,822,299     4,646,281      3,816,898     4,409,067
                                   ===========   ===========   ============   ===========
  Denominator for diluted
     earnings per
     share -- adjusted weighted-
     average shares..............    3,822,299     4,646,281      3,816,898     4,409,067
                                   ===========   ===========   ============   ===========
Basic net loss per share.........  $     (1.24)  $     (0.40)  $      (2.93)  $     (0.79)
                                   ===========   ===========   ============   ===========
Diluted net loss per share.......  $     (1.24)  $     (0.40)  $      (2.93)  $     (0.79)
                                   ===========   ===========   ============   ===========

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

RESULTS OF OPERATIONS

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30,
1998

  Summary

     For the three months ended June 30, 1999, the Company incurred a net loss of $1,852,802 (or $0.40 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $4,731,266 (or $1.24 per share) for the three months ended June 30, 1998. The improvement in second quarter 1999 results as compared to the three months ended June 30, 1998 was due primarily to an increase in higher margin online tuition revenues as a percentage of total revenues, and to cost controls implemented during the first quarter of 1998 as a result of management reorganization plans, and certain non-recurring charges in the same period.

  Net Revenues

                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                               -------------------------------------------------
                                                       1998                        1999
                                               ---------------------       ---------------------
Instructor-led training revenues.............  $1,428,723     41.7%        $1,166,135     39.9%
Online tuition revenues......................     258,177      7.5            967,491     33.0
Product sales revenues.......................     877,005     25.6            311,510     10.6
Online development and other revenues........     267,772      7.8            340,325     11.6
Other service revenues.......................     594,960     17.4             68,600      2.3
Virtual campus software revenues.............         834      0.0             74,926      2.6
                                               ----------    -----         ----------    -----
     Total net revenues......................  $3,427,471    100.0%        $2,928,987    100.0%
                                               ==========    =====         ==========    =====

     Instructor-led training revenues decreased 18.4% to $1,166,135 in the second quarter of 1999, compared to $1,428,723 for the same period in 1998. The decrease was due primarily to the closing of two instructor-led training facilities at the end of the second quarter of 1998 as a result of management reorganization plans.

     Online tuition revenues increased 274.7% to $967,491 in the second quarter of 1999, compared to $258,177 for the same period in 1998. For the three months ended June 30, 1999, sales of online courses jumped 506.3% to approximately 97,000 courses delivered during the quarter, up from second quarter 1998 deliveries of approximately 16,000 online courses. The Company believes that online tuition revenues will continue to increase in absolute dollars and as a percentage of total revenue as the Company completes the previously-announced divestitures of its non-online businesses, with the exception of Teletutor.

     Product sales revenues decreased 64.5% to $311,510 in the second quarter of 1999, compared to $877,005 for the same period in 1998. The decrease was due to the sale of Ivy at the end of the third quarter of 1998, and a decrease in product sales to a major Knowledgeworks customer.

     Development and other revenues increased 27.1% to $340,325 in the second quarter of 1999, compared to $267,772 for the second quarter of 1998. The increase was due primarily to an increase in courseware development orders from existing customers.

     Other service revenues decreased 88.5% to $68,600 in the second quarter of 1999, compared to $594,960 for the same period in 1998. The decrease was due to the sale of HTR's consulting business at the end of the fourth quarter of 1998.

     Virtual campus software revenues were $74,926 in the second quarter of 1999, compared to $834 in the second quarter of 1998. The Company continues to receive virtual campus licensing fees from existing customers who renew their licenses.

     The following table sets forth selected financial data:

                                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                            ---------------------------------------------------
                                                     1998                         1999
                                            ----------------------       ----------------------
Revenue...................................  $ 3,427,471     100.0%       $ 2,928,987    100.0%
Cost of revenues..........................    2,194,268      64.0          1,481,484     50.6
Sales and marketing.......................    1,636,766      47.8          1,153,927     39.4
Product development.......................    1,840,775      53.7            506,749     17.3
General and administrative................      648,188      18.9            633,913     21.6
Depreciation and amortization.............      744,852      21.7            768,385     26.2
Reorganization and other non-recurring
  charges.................................      928,870      27.1                 --       --
                                            -----------    ------        -----------    -----
  Loss from operations....................   (4,566,248)   (133.2)        (1,615,471)   (55.1)
  Gain on sale of subsidiary..............           --        --              1,446      0.0
Interest expense..........................     (165,018)     (4.8)          (164,551)    (5.6)
                                            -----------    ------        -----------    -----
  Net loss................................   (4,731,266)   (138.0)        (1,778,576)   (60.7)
Accrued dividends to preferred
  stockholders............................           --        --            (74,226)    (2.6)
                                            -----------    ------        -----------    -----
  Net loss to common stockholders.........  $(4,731,266)   (138.0)%      $(1,852,802)   (63.3)%
                                            ===========    ======        ===========    =====

  Cost of Revenues

     Cost of revenues decreased 32.5% to $1,481,484 in the second quarter of 1999 as compared to $2,194,268 for the second quarter of 1998. The decrease was due primarily to the closing of two instructor-led training facilities at the end of the second quarter of 1998, the sale of HTR's consulting business at the end of the fourth quarter of 1998, and to a lesser extent, the sale of Ivy at the end of the third quarter of 1998.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 29.5% to $1,153,927 in the second quarter of 1999 as compared to $1,636,766 for the second quarter in 1998. The decrease was due primarily to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans.

     Product Development. Product development expenses decreased 72.5% to $506,749 in the second quarter of 1999 as compared to $1,840,775 for the second quarter of 1998. The decrease was due primarily to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans.

     General and Administrative. General and administrative expenses decreased 2.2% to $633,913 in the second quarter of 1999 as compared to $648,188 for the second quarter of 1998.

     Depreciation and Amortization. Depreciation and amortization expense increased 3.2% to $768,385 in the second quarter of 1999 as compared to $744,852 for the second quarter of 1998. The increase was due primarily to an increase in amortization of capitalized product development costs offset by decreases due to the sale of Ivy at the end of the third quarter of 1998, the sale of HTR's consulting business at the end of the fourth quarter of 1998, and the write-down of goodwill related to the non-online businesses at the end of the fourth quarter of 1998 as a result of the Company's plan to divest these assets in 1999.

     Reorganization Costs. Reorganization costs of $928,870 incurred during the three months ended June 30, 1998 primarily relate to the Company's workforce reduction plan, closing of certain office and training facilities, and elimination and/or re-definition of certain positions within UOL and HTR to reduce costs and improve functionality.

     Gain on Sale of Subsidiary. The Company recognized a gain of $1,446 on the sale of its Knowledgeworks line of business in the second quarter of 1999.

     Interest Expense. Interest expense remained relatively unchanged in the second quarter of 1999 as compared to the second quarter of 1998. Interest expense was primarily incurred in connection with the Company's borrowings on its line of credit facility and term loan. See "Liquidity and Capital Resources".

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

  Summary

     For the six months ended June 30, 1999, the Company incurred a net loss of $3,493,292 (or $0.79 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $11,191,652 (or $2.93 per share) for the six months ended June 30, 1998. The improvement in results for the six months ended June 30, 1999 as compared to results for the six months ended June 30, 1998 was due primarily to an increase in higher margin online tuition revenues as a percentage of total revenues, and to cost controls implemented during the first six months of 1998 as a result of management reorganization plans, and certain non-recurring charges in the same period.

  Net Revenues

                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                               -------------------------------------------------
                                                       1998                        1999
                                               ---------------------       ---------------------
Instructor-led training revenues.............  $3,102,540     44.2%        $2,560,579     42.9%
Online tuition revenues......................     530,382      7.5          1,848,739     31.0
Product sales revenues.......................   1,827,211     26.0            711,145     11.9
Online development and other revenues........     364,253      5.2            576,199      9.7
Other service revenues.......................   1,160,611     16.5            150,316      2.5
Virtual campus software revenues.............      43,334      0.6            117,092      2.0
                                               ----------    -----         ----------    -----
     Total net revenues......................  $7,028,331    100.0%        $5,964,070    100.0%
                                               ==========    =====         ==========    =====

     Instructor-led training revenues decreased 17.5% to $2,560,579 for the six months ended June 30, 1999, compared to $3,102,540 for the same period in 1998. The decrease was due primarily to the closing of two instructor-led training facilities at the end of the second quarter of 1998 as a result of management reorganization plans.

     Online tuition revenues increased 248.6% to $1,848,739 for the six months ended June 30, 1999, compared to $530,382 for the same period in 1998. Sales of online courses jumped 361.1% to approximately 160,000 courses delivered for the six months ended June 30, 1999, as compared to course deliveries of approximately 34,700 during the six months ended June 30, 1998.

     Product sales revenues decreased 61.1% to $711,145 for the six months ended June 30, 1999, compared to $1,827,211 for the same period in 1998. The decrease was due to the sale of Ivy at the end of the third quarter of 1998, a decrease in Teletutor product sales due to the downsizing its operations at the end of the first quarter of 1998, and a decrease in product sales to a major Knowledgeworks customer.

     Development and other revenues increased 58.2% to $576,199 for the six months ended June 30, 1999, compared to $364,253 for the same period in 1998. The increase was due primarily to an increase in courseware development orders from existing customers.

     Other service revenues decreased 87.0% to $150,316 for the six months ended June 30, 1999, compared to $1,160,611 for the same period in 1998. The decrease was due to the sale of HTR's consulting business at the end of the fourth quarter of 1998.

     Virtual campus software revenues increased 170.2% to $117,092 for the six months ended June 30, 1999, compared to $43,334 for the same period in 1998. The Company continues to receive virtual campus licensing fees from existing customers who renew their licenses.

     The following table sets forth selected financial data:

                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                           ----------------------------------------------------
                                                    1998                          1999
                                           -----------------------       ----------------------
Revenue..................................  $  7,028,331     100.0%       $ 5,964,070    100.0%
Cost of revenues.........................     4,522,946      64.4          2,949,923     49.5
Sales and marketing......................     3,267,324      46.5          2,196,440     36.8
Product development......................     4,640,559      66.0          1,011,631     17.0
General and administrative...............     2,548,701      36.3          1,322,043     22.0
Depreciation and amortization............     1,549,073      22.0          1,538,816     25.8
Reorganization and other non-recurring
  charges................................     1,396,510      19.9                 --       --
                                           ------------    ------        -----------    -----
  Loss from operations...................   (10,896,782)   (155.0)        (3,054,783)   (51.2)
  Gain on sale of subsidiary.............            --        --              1,446      0.0
Interest expense.........................      (294,870)     (4.2)          (292,318)    (4.9)
                                           ------------    ------        -----------    -----
  Net loss...............................   (11,191,652)   (159.2)        (3,345,655)   (56.1)
Accrued dividends to preferred
  stockholders...........................            --        --           (147,637)    (2.5)
                                           ------------    ------        -----------    -----
  Net loss to common stockholders........  $(11,191,652)   (159.2)%      $(3,493,292)   (58.6)%
                                           ============    ======        ===========    =====

  Cost of Revenues

     Cost of revenues decreased 34.8% to $2,949,923 for the six months ended June 30, 1999 as compared to $4,522,946 for the same period in 1998. The decrease was due primarily to the closing of two instructor-led training facilities at the end of the second quarter of 1998, the sale of HTR's consulting business at the end of the fourth quarter of 1998, and to a lesser extent, the sale of Ivy at the end of the third quarter of 1998.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 32.8% to $2,196,440 for the six months ended June 30, 1999 as compared to $3,267,324 for the same period in 1998. The decrease was due primarily to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans.

     Product Development. Product development expenses decreased 78.2% to $1,011,631 for the six months ended June 30, 1999 compared to $4,640,559 for the same period in 1998. The decrease was due primarily to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans, and the write-off during the first quarter of 1998 of approximately $750,000 related to previously capitalized content acquisition and development costs.

     General and Administrative. General and administrative expenses decreased 48.1% to $1,322,043 for the six months ended June 30, 1999 as compared to $2,548,701 for the same period in 1998. The decrease was due primarily to approximately $1,075,000 of bad debt expense in the first quarter of 1998, and to a lesser extent, cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans.

     Depreciation and Amortization. Depreciation and amortization expense remained relatively unchanged for the six months ended June 30, 1999 as compared to the same period in 1998.

     Reorganization Costs. Reorganization costs of $1,396,510 incurred during the six months ended June 30, 1998, primarily relate to the Company's workforce reduction plan, closing of certain office and training facilities, and elimination and/or re-definition of certain positions within UOL and HTR to reduce costs and improve functionality.

     Gain on Sale of Subsidiary. The Company recognized a gain of $1,446 on the sale of its Knowledgeworks line of business in the second quarter of 1999.

     Interest Expense. Interest expense remained relatively unchanged for the six months ended June 30, 1999 as compared to the same period in 1998. Interest expense was primarily incurred in connection with the Company's borrowings on its line of credit facility and term loan. See "Liquidity and Capital Resources".

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

     Many of the Company's systems use vendor-provided software, and Year 2000 compliance is expected to be achieved through vendor specific upgrades. For other internal systems, testing will be completed internally to ensure Year 2000 compliance. As of June 30, 1999, the Company has completed its assessments of Year 2000 compliance with respect to all of its own products and internal systems and 95% of its vendor-provided systems and applications. The Company anticipates all of its systems will have been addressed and updated through vendor provided upgrades or through completion of internal testing prior to the end of the third quarter of 1999. The Company does not believe that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company does not believe that the Year 2000 issue will materially adversely affect its business. However, the Company continues to bear risk related to Year 2000 and could be materially adversely affected if significant customers or suppliers fail to address the issue or if vendor upgrades are not provided to the Company as required. The Company could be forced to spend significant resources and funds to find alternative providers of systems and applications used by the Company. The Company's contingency plan for any vendor-provided product found to be non-Year 2000 compliant upon completion of the Company's assessment is to insist upon vendor compliance within a reasonable time in advance of Year 2000 and to pursue alternative products with other Year 2000 compliant vendors.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had $304,871 in cash and cash equivalents. Cash utilized in operating activities was $1,895,671 for the six months ended June 30, 1999, all of which was funded by two private placements of common stock totaling approximately $2,366,000. Net cash used in operating activities for the same period in 1998 was $6,918,383. The improvement primarily reflects cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans.

     Net cash utilized in investing activities was $50,947 for the six months ended June 30, 1999 and $1,513,567 for the six months ended June 30, 1998. The use of cash for investing activities was primarily attributable to purchases of equipment, software development costs that were capitalized, and in 1998, approximately $356,000 paid to the former shareholder of Ivy pursuant to the acquisition agreement relating to the Company's acquisition of IVY.

     Net cash provided by financing activities was $1,915,295 for the six months ended June 30, 1999 and $7,972,614 for the six months ended June 30, 1998. During the six months ended June 30, 1999 the Company raised approximately $1,050,000 through a private placement of 282,500 shares of its common stock at $4.00 per share. In connection with this transaction, the Company also issued warrants, exercisable over 3 years at $3.00 per share, for the purchase of 70,625 shares of common stock. During the same period, the Company also raised approximately $1,316,000 though a private placement of 448,297 shares of its common stock at $2.94 per share. For the six months ended June 30, 1998 the Company raised $5,300,000 through a private placement of 626,300 shares of its Series C convertible Preferred Stock, raised approximately $5,200,000 in a private placement of 1,082,625 of its Series D convertible Preferred Stock, and borrowed on its then existing line of credit facility.

     Management recognizes the need to raise additional funds in order to retire existing debt and to fund anticipated ongoing operating losses, which management expects to continue at least until the Company divests its remaining non-online legacy businesses. The Company has also taken the following actions to provide future funding for operations:

     - The Company raised $2.5 million in June 1999 through the issuance of 9% Secured Subordinated Convertible Debentures due December 15, 2000, substantially all of the proceeds from which were used to retire all of the Company's existing bank debt.

     - The Company is in the process of negotiating a $1.0 million line of credit facility with a new lender.

     - The Company has retained investment-banking services to assist in the divestiture of the HTR instructor-led training business, and expects to complete this transaction during the fourth quarter of 1999.

     - The Company has retained advisory services to identify a strategic partner to provide both global marketing leverage and additional capital.

     On July 28, 1999, the Company filed a registration statement with the Securities Exchange Commission for the resale of 5,494,466 shares of its common stock held by Company stockholders or issuable upon conversion of debt or preferred stock. Shares to be registered include up to 1,800,000 shares that may be offered and sold, from time to time, by H&Q, who will originally receive these shares by converting shares of preferred stock that the Company may issue and sell to them in the aggregate of up to $3.0 million under its private equity line of credit agreement with H&Q.

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

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (a) No modifications.

     (b) No limitations or qualifications.

     (c) From April 1, 1999 to June 30, 1999, the Company has issued the following unregistered securities:

          1. 448,297 shares of Common Stock to accredited investors.

          2. $2.5 million in principal amount of 9% Secured Subordinated Convertible Debentures due December 15, 2000 to two accredited investors. These debentures are convertible into the Company's Common Stock.

          3. 22,819 shares of Common Stock were issued as a dividend to the Company's Series D Preferred Stockholders.

          4. 13,752 shares of Common Stock were issued to certain accredited holders of the Company's Common Stock pursuant to the terms of their subscription agreements.

          5. 3,580 shares of Common Stock were issued to a Series C Preferred Stockholder pursuant to his conversion of 2,954 shares of Series C Preferred Stock on a 1 to 1.21 ratio.

          6. Warrants to purchase: (a) 457,200 shares of Common Stock; (b) 5,000 shares of Series D Preferred Stock; and (c) 100,000 shares of Series E Preferred Stock to certain accredited investors.

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

     (b) No current reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

                                          UOL PUBLISHING, INC.

                                          By:   /s/ NARASIMHAN P. KANNAN
                                            ------------------------------------
                                                    Narasimhan P. Kannan
                                                  Chief Executive Officer

                                          By:    /s/ MICHAEL A. SCHWIEN
                                            ------------------------------------
                                                     Michael A. Schwien
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Date: August 13, 1999

                                 EXHIBIT INDEX

27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.