Form 10-Q
period 1999-09-30
VCAMPUS CORP
filed 1999-11-15
CIK 943742

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO ________.
                            -----------------------------
                           COMMISSION FILE NUMBER 0-21421

                            -----------------------------

                                 VCAMPUS CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              54-1290319
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)
        8251 GREENSBORO DRIVE,                         22102
              SUITE 500,                             (Zip Code)
           MCLEAN, VIRGINIA
   (Address of principal executive
               offices)

                                  703-893-7800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes ____   No____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $0.01 Par Value                        4,922,201
                 (Class)                      (Outstanding at November 15, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VCAMPUS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          -------------------------   ---------------------------
                                             1998          1999           1998           1999
                                          -----------   -----------   ------------   ------------
Revenues:
  Instructor-led training revenues......  $ 1,610,581   $ 1,434,622   $  4,713,121   $  3,995,201
  Online tuition revenues...............      463,539     1,108,967        993,921      2,957,706
  Product sales revenues................      983,001       133,541      2,810,212        844,686
  Online development and other
     revenues...........................      478,031       265,244        842,284        841,443
  Other service revenues................      718,466        81,044      1,879,077        231,360
  Virtual campus software revenues......       29,669        53,070         73,003        170,162
                                          -----------   -----------   ------------   ------------
Net revenues............................    4,283,287     3,076,488     11,311,618      9,040,558
Costs and expenses:
  Cost of revenues......................    2,182,003     1,568,453      6,734,390      4,518,376
  Sales and marketing...................    1,023,755     1,107,623      4,291,079      3,304,063
  Product development and operations....      866,850       477,248      5,507,409      1,488,879
  General and administrative............      510,859       584,156      3,059,560      1,906,199
  Depreciation and amortization.........      837,952       707,861      2,357,584      2,246,677
  Reorganization costs..................           --            --      1,396,510             --
                                          -----------   -----------   ------------   ------------
Total costs and expenses................    5,421,419     4,445,341     23,346,532     13,464,194
                                          -----------   -----------   ------------   ------------
Loss from operations....................   (1,138,132)   (1,368,853)   (12,034,914)    (4,423,636)
Gain (loss) on the sale of subsidiary...     (381,954)           --       (381,954)         1,446
Interest expense........................     (135,857)     (158,440)      (430,727)      (450,758)
                                          -----------   -----------   ------------   ------------
Net loss................................  $(1,655,943)  $(1,527,293)  $(12,847,595)  $ (4,872,948)
                                          ===========   ===========   ============   ============
Dividends to preferred stockholders.....      (75,858)      (74,535)       (75,858)      (222,172)
                                          -----------   -----------   ------------   ------------
Net loss attributable to common
  stockholders..........................  $(1,731,801)  $(1,601,828)  $(12,923,453)  $ (5,095,120)
                                          ===========   ===========   ============   ============
Net loss per share......................  $     (0.45)  $     (0.33)  $      (3.39)  $      (1.12)
                                          ===========   ===========   ============   ============
Net loss per share -- assuming
  dilution..............................  $     (0.45)  $     (0.33)  $      (3.39)  $      (1.12)
                                          ===========   ===========   ============   ============

                            See accompanying notes.

                              VCAMPUS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $    336,194   $    169,227
  Accounts receivable, less allowance of approximately
     $567,000 and $437,000 at December 31, 1998 and
     September 30, 1999, respectively.......................     3,087,268      1,633,819
  Loans receivable from related parties.....................       143,515        122,182
  Loans receivable -- current...............................       232,375      1,201,900
  Prepaid expenses and other current assets.................       172,926        978,762
                                                              ------------   ------------
          Total current assets..............................     3,972,278      4,105,890
Property and equipment, net.................................     2,436,534      1,702,988
Capitalized software costs and courseware development costs,
  net.......................................................     2,130,665      1,695,760
Acquired online publishing rights, net......................       407,552        300,487
Loans receivable -- less current portion....................       380,234        358,715
Other assets................................................       194,644        195,960
Other intangible assets, net................................     2,508,664      2,035,163
Goodwill, net...............................................     2,840,460      1,803,702
                                                              ------------   ------------
          Total assets......................................  $ 14,871,031   $ 12,198,665
                                                              ============   ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  4,617,418   $  4,501,059
  Notes payable -- current portion..........................     3,075,139        573,358
  Deferred revenues -- current portion......................       911,072        948,201
  Accrued dividends payable.................................            --         74,535
                                                              ------------   ------------
          Total current liabilities.........................     8,603,629      6,097,153
  Deferred revenues -- less current portion.................       109,834          8,835
  Notes payable -- less current portion.....................       337,235      2,167,707
                                                              ------------   ------------
          Total liabilities.................................     9,050,698      8,273,695
                                                              ------------   ------------
Stockholders' equity:
  Series C convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $7,912,509;
     1,000,000 shares authorized; 626,293 and 623,339 shares
     issued and outstanding at December 31, 1998 and
     September 30, 1999, respectively.......................         6,263          6,233
  Series D convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $8,931,656;
     1,200,000 shares authorized; 1,082,625 and 1,073,370
     shares issued and outstanding at December 31, 1998 and
     September 30, 1999, respectively.......................        10,826         10,734
  Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 3,990,046 and 4,864,444 shares issued and
     outstanding at December 31, 1998 and September 30,
     1999, respectively.....................................        39,900         48,644
  Additional paid-in capital................................    53,460,264     56,651,399
  Accumulated deficit.......................................   (47,696,920)   (52,792,040)
                                                              ------------   ------------
          Total stockholders' equity........................     5,820,333      3,924,970
                                                              ============   ============
          Total liabilities and stockholders' equity........  $ 14,871,031   $ 12,198,665
                                                              ============   ============

                            See accompanying notes.

                              VCAMPUS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  1998          1999
                                                              ------------   -----------
OPERATING ACTIVITIES
Net loss....................................................  $(12,847,595)  $(4,872,948)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     2,357,586     2,246,674
  Net write-off of acquired online publishing rights........       241,000            --
  Net write-off of capitalized courseware development
     costs..................................................       502,669            --
  (Gain) loss on sale of subsidiary.........................       381,954        (1,446)
  Loss on sale of fixed assets..............................            --        16,134
  Stock option and stock warrant compensation...............            --       176,904
  Increase (decrease) in allowance for doubtful accounts....     1,034,593      (355,436)
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable.............      (317,012)    1,313,881
     (Increase) decrease in prepaid expenses and other
      current assets........................................       126,137      (531,039)
     (Increase) decrease in other assets....................        46,196        (1,316)
     Decrease in accounts payable and accrued Expenses......    (1,348,138)      (16,359)
     Increase(decrease) in deferred revenues................       493,035       (63,870)
                                                              ------------   -----------
Net cash used in operating activities.......................    (9,329,575)   (2,088,821)
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (661,784)      (55,996)
Capitalized software and courseware development costs.......      (669,322)     (264,384)
Additions to intangible assets..............................      (355,810)           --
Proceeds from loans from related parties....................            --        23,541
Proceeds from loans receivable..............................            --       275,225
Proceeds from sale of subsidiary............................        25,000        75,000
Advances under loans receivable.............................            --       (30,439)
Advances under loans receivable from related parties........       (33,988)           --
                                                              ------------   -----------
Net cash provided by (used in) investing activities.........    (1,695,904)       22,947
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock......................        77,925     2,426,469
Proceeds from Series C convertible Preferred Stock..........     5,244,824            --
Proceeds from Series D convertible Preferred Stock..........     5,115,545            --
Proceeds from notes payable.................................     4,142,833     2,300,000
Repayments of notes payable.................................    (5,876,665)   (2,827,562)
                                                              ------------   -----------
Net cash provided by financing activities...................     8,704,462     1,898,907
                                                              ------------   -----------
Net decrease in cash and cash equivalents...................    (2,321,017)     (166,967)
Cash and cash equivalents at the beginning of the period....     2,705,490       336,194
                                                              ------------   -----------
Cash and cash equivalents at the end of the period..........  $    384,473   $   169,227
                                                              ============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $    343,858   $   311,500
                                                              ============   ===========

                            See accompanying notes.

                              VCAMPUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 1999. For further information, refer to the audited financial statements and footnotes thereto included in the VCampus Corporation ("VCMP" or the "Company") (formerly UOL Publishing, Inc. (UOLP)) Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE C -- EQUITY TRANSACTIONS

     During the nine months ended September 30, 1999, the Company raised approximately $2,350,000 though two private placements of 282,500 and 448,287 shares of its common stock at $4.00 and $2.94 per share respectively.

     The Company entered into a Private Equity Line of Credit Agreement (the "Equity Line Agreement") with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF") effective May 4, 1999. Under the Equity Line Agreement, the Company has the right, subject to certain conditions, to issue and sell to H&QGF, from time to time, shares of its Series E Convertible Preferred Stock, for cash consideration of up to an aggregate of $3.0 million, subject to availability.

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

                              VCAMPUS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE D -- NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                   -------------------------   --------------------------
                                      1998          1999           1998          1999
                                   -----------   -----------   ------------   -----------
Numerator:
  Net loss.......................  $(1,655,943)  $(1,527,293)  $(12,847,595)  $(4,872,948)
  Accrued dividends to preferred
     stockholders................      (75,858)      (74,535)       (75,858)     (222,172)
                                   -----------   -----------   ------------   -----------
  Net loss available to common
     stockholders................  $(1,731,801)  $(1,601,828)  $(12,923,453)  $(5,095,120)
                                   ===========   ===========   ============   ===========
Denominator:
  Denominator for basic earnings
     per
     share -- weighted-average
     shares......................    3,826,282     4,838,668      3,816,898     4,553,835
                                   ===========   ===========   ============   ===========
  Denominator for diluted
     earnings per
     share -- adjusted weighted-
     average shares..............    3,826,282     4,838,668      3,816,898     4,553,835
                                   ===========   ===========   ============   ===========
Basic net loss per share.........  $     (0.45)  $     (0.33)  $      (3.39)  $     (1.12)
                                   ===========   ===========   ============   ===========
Diluted net loss per share.......  $     (0.45)  $     (0.33)  $      (3.39)  $     (1.12)
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

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Summary

     For the three months ended September 30, 1999, the Company incurred a net loss of $1,601,828 (or $0.33 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $1,731,801 (or $0.45 per share) for the three months ended September 30, 1998. The improvement in third quarter 1999 results as compared to the three months ended September 30, 1998 was due primarily to an increase in higher margin online tuition revenues as a percentage of total revenues, and to cost controls implemented during the first and second quarters of 1998 as a result of management reorganization plans, partially offset by a non-recurring charge in the third quarter of 1998.

                              VCAMPUS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Net Revenues

                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------------------
                                                              1998                     1999
                                                      ---------------------    ---------------------
Instructor-led training revenues....................  $1,610,581     37.6%     $1,434,622     46.7%
Online tuition revenues.............................     463,539     10.8       1,108,967     36.0
Product sales revenues..............................     983,001     22.9         133,541      4.4
Online development and other revenues...............     478,031     11.2         265,244      8.6
Other service revenues..............................     718,466     16.8          81,044      2.6
Virtual campus software revenues....................      29,669      0.7          53,070      1.7
                                                      ----------    -----      ----------    -----
          Total net revenues........................  $4,283,287    100.0%     $3,076,488    100.0%
                                                      ==========    =====      ==========    =====

     Instructor-led training revenues decreased 10.9% to $1,434,622 in the third quarter of 1999, compared to $1,610,581 for the same period in 1998. The decrease was due primarily to the closing of two instructor-led training facilities at the end of the second quarter of 1998 as a result of management reorganization plans.

     Online tuition revenues increased 139.2% to $1,108,967 in the third quarter of 1999, compared to $463,539 for the same period in 1998. For the three months ended September 30, 1999, sales of online courses increased to approximately 109,000 courses delivered during the quarter, up from third quarter 1998 deliveries of approximately 27,000 online courses. The Company believes that online tuition revenues will continue to increase in absolute dollars and as a percentage of total revenue as the Company completes the previously-announced divestitures of its non-online businesses, with the exception of Teletutor.

     Product sales revenues decreased 86.4% to $133,541 in the third quarter of 1999, compared to $983,001 for the same period in 1998. The decrease was due to the sale of Ivy and Knowledgeworks at the end of the third quarter of 1998 and second quarter of 1999, respectively.

     Development and other revenues decreased 44.5% to $265,244 in the third quarter of 1999, compared to $478,031 for the third quarter of 1998. The decrease was primarily due to the sale of Knowledgeworks at the end of the second quarter of 1999.

     Other service revenues decreased 88.7% to $81,044 in the third quarter of 1999, compared to $718,466 for the same period in 1998. The decrease was due to the sale of HTR's consulting business at the end of the fourth quarter of 1998.

     Virtual campus software revenues were $53,070 in the third quarter of 1999, compared to $29,669 in the second quarter of 1998. The Company continues to receive virtual campus licensing fees from existing customers who renew their licenses.

                              VCAMPUS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth selected financial data:

                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------------------------
                                                      1998                      1999
                                             ----------------------    ----------------------
Revenue....................................  $ 4,283,287    100.0%     $ 3,076,488    100.0%
Cost of revenues...........................    2,182,003     50.9        1,568,453     51.0
Sales and marketing........................    1,023,755     24.0        1,107,623     36.0
Product development........................      866,850     20.2          477,248     15.5
General and administrative.................      510,859     11.9          584,156     19.0
Depreciation and amortization..............      837,952     19.6          707,861     23.0
Reorganization and other non-recurring
  charges..................................           --       --               --       --
                                             -----------    -----      -----------    -----
  Loss from operations.....................   (1,138,132)   (26.6)      (1,368,853)   (44.5)
  Loss on sale of subsidiary...............     (381,954)    (8.9)              --      0.0
Interest expense...........................     (135,857)    (3.2)        (158,440)    (5.2)
                                             -----------    -----      -----------    -----
  Net loss.................................   (1,655,943)   (38.7)      (1,527,293)   (49.7)
Accrued dividends to preferred
  stockholders.............................      (75,858)    (1.8)         (74,535)    (2.4)
                                             -----------    -----      -----------    -----
  Net loss to common stockholders..........  $(1,731,801)   (40.5)%    $(1,601,828)   (52.1)%
                                             ===========    =====      ===========    =====

Cost of Revenues

     Cost of revenues decreased 28.1% to $1,568,453 in the third quarter of 1999 as compared to $2,182,003 for the third quarter of 1998. The decrease was due primarily to the closing of two instructor-led training facilities at the end of the second quarter of 1998, the sale of HTR's consulting business at the end of the fourth quarter of 1998, and to a lesser extent, the sale of Ivy and Knowledgeworks at the end of the third quarter of 1998 and second quarter of 1999, respectively.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 8.2% to $1,107,623 in the third quarter of 1999 as compared to $1,023,755 for the third quarter in 1998.

     Product Development. Product development expenses decreased 44.9% to $477,248 in the third quarter of 1999 as compared to $866,850 for the third quarter of 1998. The decrease was due primarily to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans and the sale of Knowledgeworks at the end of the second quarter of 1999.

     General and Administrative. General and administrative expenses increased 14.3% to $584,156 in the third quarter of 1999 as compared to $510,859 for the third quarter of 1998.

     Depreciation and Amortization. Depreciation and amortization expense decreased 15.5% to $707,861 in the third quarter of 1999 as compared to $837,952 for the third quarter of 1998. The decrease was due primarily to the reduction in goodwill and other intangibles following the sale of Ivy at the end of the third quarter of 1998, the sale of HTR's consulting business at the end of the fourth quarter of 1998, the sale of Knowledgeworks at the end of the second quarter of 1999 and the write-down of goodwill related to the non-online businesses at the end of the fourth quarter of 1998 as a result of the Company's plan to divest these assets in 1999.

     Loss on Sale of Subsidiary. The Company recognized a loss of $381,954 on the sale of Ivy in the third quarter of 1998.

                              VCAMPUS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Interest Expense. Interest expense remained relatively unchanged in the third quarter of 1999 as compared to the third quarter of 1998. Interest expense was primarily incurred in connection with the Company's borrowings on its line of credit facilities and term loans. See "Liquidity and Capital Resources".

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Summary

     For the nine months ended September 30, 1999, the Company incurred a net loss of $5,095,120 (or $1.12 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $12,923,453 (or $3.39 per share) for the nine months ended September 30, 1998. The improvement in results for the nine months ended September 30, 1999 as compared to results for the nine months ended September 30, 1998 was due primarily to an increase in higher margin online tuition revenues as a percentage of total revenues, and to cost controls implemented during the first six months of 1998 as a result of management reorganization plans, and certain non-recurring charges in the same period.

Net Revenues

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------------------
                                                              1998                     1999
                                                     ----------------------    ---------------------
Instructor-led training revenues...................  $ 4,713,121       41.8%   $3,995,201       44.2%
Online tuition revenues............................      993,921        8.8     2,957,706       32.7
Product sales revenues.............................    2,810,212       24.8       844,686        9.3
Online development and other revenues..............      842,284        7.4       841,443        9.3
Other service revenues.............................    1,879,077       16.6       231,360        2.6
Virtual campus software revenues...................       73,003        0.6       170,162        1.9
                                                     -----------    -------    ----------    -------
          Total net revenues.......................  $11,311,618      100.0%   $9,040,558      100.0%
                                                     ===========    =======    ==========    =======

     Instructor-led training revenues decreased 15.2% to $3,995,201 for the nine months ended September 30, 1999, compared to $4,713,121 for the same period in 1998. The decrease was due primarily to the closing of two instructor-led training facilities at the end of the second quarter of 1998 as a result of management reorganization plans.

     Online tuition revenues increased 197.6% to $2,957,706 for the nine months ended September 30, 1999, compared to $993,921 for the same period in 1998. Sales of online courses increased to approximately 269,000 courses delivered for the nine months ended September 30, 1999, as compared to course deliveries of approximately 61,700 during the nine months ended September 30, 1998.

     Product sales revenues decreased 69.9% to $844,686 for the nine months ended September 30, 1999, compared to $2,810,212 for the same period in 1998. The decrease was due to the sale of Ivy at the end of the third quarter of 1998, a decrease in Teletutor product sales due to the downsizing of its operations at the end of the first quarter of 1998 and movement of certain of its customers online, and the sale of Knowledgeworks at the end of the second quarter of 1999.

     Development and other revenues remained materially unchanged for the nine months ended September 30, 1999, compared to the same period in 1998.

     Other service revenues decreased 87.7% to $231,360 for the nine months ended September 30, 1999, compared to $1,879,077 for the same period in 1998. The decrease was due to the sale of HTR's consulting business at the end of the fourth quarter of 1998.

                              VCAMPUS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Virtual campus software revenues increased 133.1% to $170,162 for the nine months ended September 30, 1999, compared to $73,003 for the same period in 1998. The Company continues to receive virtual campus licensing fees from existing customers who renew their licenses.

     The following table sets forth selected financial data:

                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------
                                                    1998                       1999
                                           -----------------------    ----------------------
Revenue..................................  $ 11,311,618     100.0%    $ 9,040,558    100.0%
Cost of revenues.........................     6,734,390      59.5       4,518,376     50.0
Sales and marketing......................     4,291,079      38.0       3,304,063     36.5
Product development......................     5,507,409      48.7       1,488,879     16.5
General and administrative...............     3,059,560      27.1       1,906,199     21.1
Depreciation and amortization............     2,357,584      20.8       2,246,677     24.8
Reorganization and other non-recurring
  charges................................     1,396,510      12.3              --       --
                                           ------------    ------     -----------    -----
  Loss from operations...................   (12,034,914)   (106.4)     (4,423,636)   (48.9)
  Gain (loss) on sale of subsidiary......      (381,954)     (3.4)          1,446      0.0
Interest expense.........................      (430,727)     (3.8)       (450,758)    (5.0)
                                           ------------    ------     -----------    -----
  Net loss...............................   (12,847,595)   (113.6)     (4,872,948)   (53.9)
Accrued dividends to preferred
  stockholders...........................       (75,858)     (0.7)       (222,172)    (2.5)
                                           ------------    ------     -----------    -----
  Net loss to common stockholders........  $(12,923,453)   (114.3)%   $(5,095,120)   (56.4)%
                                           ============    ======     ===========    =====

Cost of Revenues

     Cost of revenues decreased 32.9% to $4,518,376 for the nine months ended September 30, 1999 as compared to $6,734,390 for the same period in 1998. The decrease was due primarily to the closing of two instructor-led training facilities at the end of the second quarter of 1998, the sale of HTR's consulting business at the end of the fourth quarter of 1998, and the increase in higher gross margin online tuition revenues.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 23.0% to $3,304,063 for the nine months ended September 30, 1999 as compared to $4,291,079 for the same period in 1998. The decrease was due primarily to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans.

     Product Development. Product development expenses decreased 73.0% to $1,488,879 for the nine months ended September 30, 1999 compared to $5,507,409 for the same period in 1998. The decrease was due primarily to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans, and the write-off during the first quarter of 1998 of approximately $750,000 related to previously capitalized content acquisition and development costs.

     General and Administrative. General and administrative expenses decreased 37.7% to $1,906,199 for the nine months ended September 30, 1999 as compared to $3,059,560 for the same period in 1998. The decrease was due primarily to approximately $1,075,000 of bad debt expense in the first quarter of 1998, and to a lesser extent, cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans.

     Depreciation and Amortization. Depreciation and amortization expense remained relatively unchanged for the nine months ended September 30, 1999 as compared to the same period in 1998.

                              VCAMPUS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Reorganization Costs. Reorganization costs of $1,396,510 incurred during the nine months ended September 30, 1998 primarily relate to the Company's workforce reduction plan, closing of certain office and training facilities, and elimination and/or re-definition of certain positions within VCMP and HTR to reduce costs and improve functionality.

     Gain (loss) on Sale of Subsidiary. The Company recognized a gain of $1,446 on the sale of its Knowledgeworks line of business in the second quarter of 1999 and a loss of $381,954 on the sale of Ivy in the third quarter of 1998.

     Interest Expense. Interest expense remained relatively unchanged for the nine months ended September 30, 1999 as compared to the same period in 1998. Interest expense was primarily incurred in connection with the Company's borrowings on its lines of credit facility and term loans. See "Liquidity and Capital Resources".

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

     Many of the Company's systems use vendor-provided software, and Year 2000 compliance is expected to be achieved through vendor specific upgrades. For other internal systems, testing will be completed internally to ensure Year 2000 compliance. As of September 30, 1999, the Company has completed its assessments of Year 2000 compliance with respect to all of its own products and internal systems and 95% of its vendor-provided systems and applications. The Company anticipates all of its systems will have been addressed and updated through vendor provided upgrades or through completion of internal testing prior to the end of the fourth quarter of 1999. The Company does not believe that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company does not believe that the Year 2000 issue will materially adversely affect its business. However, the Company continues to bear risk related to Year 2000 and could be materially adversely affected if significant customers or suppliers fail to address the issue or if vendor upgrades are not provided to the Company as required. The Company could be forced to spend significant resources and funds to find alternative providers of systems and applications used by the Company. The Company's contingency plan for any vendor-provided product found to be non-Year 2000 compliant upon completion of the Company's assessment is to insist upon vendor compliance within a reasonable time in advance of Year 2000 and to pursue alternative products with other Year 2000 compliant vendors.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had $169,227 in cash and cash equivalents. Net cash used in operating activities was $2,088,821 for the nine months ended September 30, 1999, the majority of which was funded by two private placements of common stock totaling approximately $2,366,000. Net cash used in operating activities for the same period in 1998 was $9,329,575. The improvement primarily reflects cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans.

     Net cash provided by investing activities was $22,947 for the nine months ended September 30, 1999 and net cash utilized in investing activities was $1,695,904 for the nine months ended September 30, 1998. Net cash proceeds from investing activities in 1999 was primarily attributable to divestitures and related notes

                              VCAMPUS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

receivable which were offset by software development costs capitalized. The use of cash for investing activities in 1998 was primarily attributable to purchases of equipment, software development costs that were capitalized, and approximately $356,000 paid to the former shareholder of Ivy pursuant to the acquisition agreement relating to the Company's acquisition of Ivy.

     Net cash provided by financing activities was $1,898,907 for the nine months ended September 30, 1999 and $8,704,462 for the nine months ended September 30, 1998. During the nine months ended September 30, 1999 the Company raised approximately $1,050,000 through a private placement of 282,500 shares of its common stock at $4.00 per share. In connection with this transaction, the Company also issued warrants, exercisable over 3 years at $3.00 per share, for the purchase of 70,625 shares of common stock. During the same period, the Company also raised approximately $1,316,000 though a private placement of 448,297 shares of its common stock at $2.94 per share. For the nine months ended September 30, 1998 the Company raised $5,300,000 through a private placement of 626,300 shares of its Series C convertible Preferred Stock, raised approximately $5,200,000 in a private placement of 1,082,625 shares of its Series D convertible Preferred Stock, and borrowed on its then existing line of credit facility.

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

     The Company has filed a registration statement, as amended, with the Securities Exchange Commission for the resale of 5,588,429 shares of its common stock held by Company stockholders or issuable upon conversion of debt or preferred stock. Shares to be registered include up to 1,800,000 shares that may be offered and sold, from time to time, by H&QGF, who will originally receive these shares by converting shares of preferred stock that the Company may issue and sell to H&QGF in the aggregate of up to $3.0 million under its private equity line of credit agreement with H&QGF.

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

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (a) No modifications.

     (b) No limitations or qualifications.

     (c) From July 1, 1999 to September 30, 1999, the Company issued the following unregistered securities:

          1. 48,261 shares of Common Stock were issued to certain accredited holders of the Company's Common Stock pursuant to the terms of their subscription agreements.

          2. 9,255 shares of Common Stock were issued to a Series D Preferred Stockholder pursuant to his conversion of 9,255 shares of Series D Preferred Stock on a 1 to 1 ratio.

          3. 820 shares of Common Stock were issued to one investor upon the exercise of warrants.

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

     (b) No current reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

                                          VCAMPUS CORPORATION

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

Date: November 15, 1999

                                 EXHIBIT INDEX

27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.