Form 10-K
period 1999-12-31
VCAMPUS CORP
filed 2000-03-30
CIK 943742

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on March 28, 2000, on the NASDAQ SmallCap Market System was approximately $64,530,696 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

     As of March 28, 2000, the registrant had outstanding 7,631,181 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular: limited operating history in targeted markets and losses and negative operating cash flows; future capital needs and uncertainty of additional funding; difficulties in managing rapid growth; risks associated with acquisitions and integration of acquired operations; competition; developing market, rapid technological changes and new products; dependence on online distribution; substantial dependence on courseware and third party courseware providers; substantial dependence on third party technology; and limited marketing experience and substantial dependence on third party distribution. All references to the "Company" or "VCampus" herein shall mean VCampus Corporation and its subsidiaries: Cognitive Training Associates, Inc., a Texas corporation ("CTA"); Cooper & Associates, Inc., an Illinois corporation, d/b/a Teletutor ("Teletutor"); HTR, Inc., a Delaware corporation ("HTR"); and UOL Leasing, Inc., a Delaware corporation.

                                     PART I

ITEM 1.  BUSINESS.

     VCampus Corporation is a leading e-Learning Application Service Provider
(ASP) that develops, manages and hosts turn-key, web-based learning environments for corporations, academic institutions and government agencies enabling them to offer global distance learning solutions to their customers, employees and students. In addition to training and education, the online distribution network of VCampus can be employed for a number of enterprise-wide knowledge management initiatives including Customer Relationship Management (CRM), Enterprise Resource Planning (ERP) and product-related strategic business plans through a rapidly-deployed, outsourced, scalable e-Learning solution. The Company's e-Learning solution enables customers to improve the performance of their distribution channels, measure and develop their employees' knowledge, skills and abilities, and increase their customers' satisfaction and loyalty.

     As of December 31, 1999, VCampus had over 60 customers delivering over 1,100 courses in information technology, telecommunications, insurance/finance, management, healthcare, personal development and office skills. The VCampus solution, which includes the Student Management System, Courseware Construction Set and Courseware Delivery Engine, has been proven and tested through successful implementations at customer sites including Graybar Electric, Lucent Technologies, University of Texas System and U.S. General Services Administration, where thousands of students have been introduced to e-Learning.

     The corporate training marketplace is rapidly evolving to meet the increasing demand for worker training and re-training in a cost-effective and convenient manner. Online delivery technology significantly reduces training costs, including those associated with students' time away from work, and permits resources to be concentrated directly on the educational process. We are initially targeting customers in the telecommunications, healthcare, utilities, information technology and financial services industries, as well as academic institutions, all of which we believe have relatively large training and education budgets, significant training needs and receptiveness to new technology. The U.S. corporate learning market, according to the most recent annual survey by Training Magazine is estimated at $62.5 billion. The corporate e-Learning market share is approximately 20% of the total corporate learning market and is expected to double by 2003, according to a 1999 study by Corporate University Xchange.

     The Company's existing courseware library includes over 1,100 online courses, of which approximately 300 are available for general distribution and customer access. These courses are in what the Company believes are high-demand subject matter areas such as information technology, telecommunications, compliance/OSHA, business, management and finance. The Company converts courseware that it believes are proven and popular in diverse subject matter areas to the Company's interactive online format. Through December 31, 1999, the Company had delivered over 439,000 course enrollments through its corporate and academic partnerships.

     The Company offers a complete outsourced solution through the VCampus e-Learning management system that allows for the enrollment, registration, teaching, tracking, testing, grading and certification of distance learners. The Company provides a value-added service that enables its customers to place third-party courseware, proprietary training courses and/or accredited courses on an open architecture, remotely-hosted, Internet distribution platform displaying the customer's graphical "look and feel". The core element of the VCampus system is found in the Student Management
System -- a sophisticated, activity-tracking tool that manages all aspects of student and employee progress through an established learning plan.

     When an organization's internal courses are combined with the VCampus off-the-shelf library, offering hundreds of courses in Management Skills, Information Technology, Telecommunications and Personal Development, the combined delivery and tracking of courses creates a turn-key solution for those entities requiring an enterprise-wide learning environment. VCampus offers its customers a choice: VCampus can convert content for them or it can provide them with an easy method of converting content themselves through the VCampus Courseware Construction Set(R). With over 250,000 students enrolled in the VCampus system, the Company offers a very large content distribution channel for non-proprietary courseware.

     Through its Teletutor and HTR subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, diskette, CD-ROM and printed formats. The Company introduced its first Web-based demonstration course in November 1995, its first revenue-generating Web-based course in Spring 1996 and the VCampus e-Learning management system in 1997. The Company intends to leverage the courseware and the customer base of its subsidiaries, as well as the courseware and customers provided by future partnerships, to facilitate the development of its online training and education business.

     The Company's objectives are to be the leading e-Learning ASP for the corporate training, academic, and government education market, and to make its VCampus e-Learning platform the global standard for online delivery of corporate training and education courseware. See "-- Products and Services -- VCampus." The Company's strategy to achieve these objectives includes: increasing its customer base (through targeted marketing, expanding its direct sales force, and by leveraging the sales channels of strategic partners), developing strong brand recognition for its products and services, delivering high-demand courseware (including courseware certified by independent academic institutions) and upgrading its existing technologies to maintain its position as a leader in corporate e-Learning. The Company's strategy also includes enhancing the "sticky-ness" of its customer sites by converting more and more of the customer's proprietary content for online distribution through the VCampus platform. The intended result is increased penetration into the enterprise and enhanced customer loyalty.

     Although the Company continues to provide products and services through delivery methods other than online delivery, in December 1998, the Company announced plans to divest its non-online businesses in order to focus its efforts on its core online training business. The Company believes this move is consistent with its strategy of moving content and customers to an online training platform from the traditional classroom and Computer Based Training ("CBT") sold through its non-online businesses. In furtherance of this divestiture strategy, in September 1998 the Company sold Ivy Software, Inc. ("Ivy") while retaining the rights to sell and distribute the online versions of the Ivy courseware. In December 1998, the Company sold HTR's consulting division. In June 1999 the Company sold HTR's Knowledgeworks business for $1.5 million in a combination of cash and notes receivable. In December 1999, the Company decided to retain and further restructure HTR's instructor-led training business, closing the Atlanta training facility, streamling the operations in Rockville and Washington DC, and focusing on moving the remaining customer base to online. The Company has also taken the following actions to provide future funding for operations:

     - In January 2000, the Company secured a $4 million strategic investment from Mastech Corporation, through Mastech's eVentures business unit, in exchange for approximately 1,136,000 shares of common stock at $3.62 per share (which was a 20% premium above the average closing price for a 15-day trailing period.) The Company and Mastech also intend to form a strategic partnership through which Mastech would promote VCampus as a platform for hosting corporate virtual campuses to its 1000 global customers.

     - The Company entered into an equity line of credit agreement with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF") to provide up to $3.0 million of private equity financing through May 31,

2000. Through March 2000, the Company had drawn down approximately $1.86 million under this equity line in exchange for a total of 498,229 shares of Series E Preferred Stock at prices ranging from $2.30 to $11.27 per share. The Company has the option of making additional draw downs of up to $500,000 every 15 trading days. In March 2000, H&QGF increased the capacity under the equity line from $3.0 million to $5.0 million and extended its duration through July 31, 2000 in exchange for a warrant to purchase 43,632 shares of Series E Preferred Stock. This amendment is subject to getting NASD approval of the warrant grant, if and to the extent required.

     - The Company raised $2.5 million in June 1999 through the issuance of its 9% Secured Subordinated Convertible Debentures due December 15, 2000. All of such indebtedness has since been converted to common stock at prices ranging from $2.12 to $5.55 per share.

     - The Company raised approximately $1.3 million in April 1999 through a private placement of 448,297 shares of common stock at $2.93 per share.

INDUSTRY BACKGROUND

     Corporate training is a rapidly growing segment of the training and education market, primarily as a result of the demand for increasing skills required by employers. As the United States economy continues to shift from a focus on industry to one focused on information and knowledge, employers seeking to compete successfully in the marketplace find it necessary to invest more in the training and education of their employees. The current corporate e-Learning market share, which is about 20% of the total corporate training market, is expected to double by 2003, according to a recent survey by Corporate University Xchange.

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

COMPANY STRATEGY

     The Company's objectives are to be the leading e-Learning ASP for the corporate training and education market, and to make its VCampus the global standard for online delivery of corporate training and academic instruction. The Company's strategy to achieve these objectives includes expanding its customer base, developing brand recognition for its products and services, delivering high-demand courseware (including courseware certified by independent academic institutions), and upgrading its existing technologies to maintain its position as a leader in corporate e-Learning.

     - Expand Customer Base. The Company intends to continue to develop relationships with its existing and new business and academic institution customers to increase the number of enrollments and accelerate awareness and acceptance of its online content. The Company also intends to leverage the sales channels of any strategic partners to more quickly scale its customer base. The Company believes that development of a VCampus for customers provides it with cross-marketing opportunities. A VCampus can promote courses from, and/or contain "hot links" to, other VCampuses. See "-- Customers" and "-- Sales and Marketing."

     - Develop Brand Recognition. The Company plans to achieve and maintain brand recognition through marketing efforts and the creation of a standards-based user interface, incorporating audio, animation, graphics and text as appropriate to create a stimulating learning experience. The Company also intends to enter into arrangements with content providers to adopt the Company's VCampus as their standard for online courseware delivery. See "-- Products and Services -- VCampus."

     - Deliver High-Demand Courseware. The Company intends to continue to expand its courseware library primarily through relationships with content providers. The Company seeks high quality courseware in subject areas that the Company expects will be in high demand by customers in the corporate training and education market including business, management, finance, accounting, technology, and basic technical and developmental skills. The Company intends to continue to provide courseware certified by independent academic institutions. See "-- Products and Services."

     - Develop Proprietary Technology. The Company intends to maintain its position as a leader in online courseware delivery technology by continuing to develop and enhance the features and functionality of its proprietary technology. See "-- Products and Services -- VCampus."

ACQUISITIONS AND DIVESTITURES

     Since 1994, the Company has completed five acquisitions -- HTR, Inc., Cooper & Associates, Inc., (d/b/a Teletutor), Ivy Software, Inc., Cognitive Training Associates, Inc. and the CYBIS Division of Control Data Corporation. These acquisitions provided the Company with customers and courseware content in non-online format. The Company does not currently have an agreement, commitment or understanding with any other potential acquisition candidates. The Company has followed a strategy of moving content and customers to an online training platform from the traditional classroom and computer based training. In December 1998, the Company announced plans to divest its non-online businesses in order to focus its efforts on developing and managing its core online customers and content.

     HTR, Inc. ("HTR") In October 1997, the Company acquired HTR, a corporation primarily engaged in the business of providing traditional and on-site technical training, publishing and consulting services for the information technology ("IT") industry. In December 1998, the Company sold the consulting division of

HTR for $750,000 in cash and notes receivable. The Company sold the HTR Knowledgeworks legacy business for $1,500,000 in June 1999.

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

     Ivy Software, Inc. ("Ivy") In March 1997, the Company acquired Ivy, which develops and distributes business and accounting textbooks and software for the academic education market. This acquisition provided the Company with additional content as well as access to Ivy's existing customers in the academic marketplace, ranging from community colleges to large universities. In September 1998 the Company sold Ivy back to its original owner, while retaining the right to distribute the online versions of Ivy Software.

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

     As consideration for future acquisitions, the Company intends to use various combinations of Common Stock, cash and notes. The Company may also use Preferred Stock as all or part of the consideration for one or more potential acquisitions. Paying for any future acquisitions with equity securities or cash could result in potential dilution to the value of the Company's Common Stock, could require the Company to raise additional financing, which may not be available on terms favorable to the Company and/or could have an adverse effect on the Company's liquidity. The Company may use a line of credit or incur other indebtedness, if available, to help fund acquisitions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources." In pursuing this strategy, the Company may not be able to identify attractive targets and make successful acquisitions in the future on commercially reasonable terms, or that it will be successful in overcoming these risks. The Company does not anticipate implementing any acquisition strategy at this time.

PRODUCTS AND SERVICES

     The Company offers its online courseware primarily through its proprietary virtual campus product, or VCampus(R), an online courseware delivery system and environment that facilitates development, management and administration of training and education over the Internet and corporate intranets. Through its HTR and Teletutor subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, diskette, CD-ROM and printed formats, although the Company divested a large portion of these non-online businesses during 1999.

  VCampus(R)

     The Company's VCampus is a centrally served delivery and tracking system accessible by virtually any Internet-ready PC. Generally, students enroll in the Company's courses online through a VCampus, but have the option to enroll in person, by telephone or through the mail. Enrolled students can then access the courseware online, typically through a PC connected to the Internet or a corporate intranet. Once a student has completed the course, he or she will receive credit or certification, if appropriate. As of December 31, 1999, the Company had over 60 VCampuses in operation with its corporate and academic institution partners.

     The VCampus environment is customizable and designed for ease of administration and access to students, instructors and training administrators. In addition, by using any combination of courses from the Company's courseware library and the customer's own internal training libraries, customers can offer a variety of distance learning options. The VCampus includes the following components:

          Registrar: In the "Registrar" function students can sign up for courses and modify their student profile. Administrators can add new course offerings, admit students, enroll students into course offerings, modify the course offerings, search student records and administer much of the VCampus functionality.

          Classrooms: In the "Classrooms" function students can enter their registered courses or check their grades for any course for which they are registered. Administrators and instructors may also access courses and have the capability to view student grades.

          Faculty: Students can use the "Faculty" function to contact VCampus instructors.

          Information: Using the "Information" function administrators can post news, announcements and answers to frequently asked questions to keep students informed about their training options.

          Commons: In the optional "Commons" function students can access games and socialize with other students.

     The VCampus supports a wide variety of tools and utilities supplied by third parties, such as Netscape Navigator/Communicator, Microsoft Internet Explorer, Macromedia Shockwave, Geo Emblaze, etc. In addition, the Company has developed the following proprietary software tools that facilitate the functionality of the VCampus:

          VCampus Courseware Delivery Engine. This product was designed and built to serve as an integrated, Web-based courseware construction and courseware delivery tool. First delivered in August 1997, the product is currently at the release level 2.16 and has been used to build and deliver the Company's courseware library of over 1,100 online courses as of December 31, 1999. By incorporating features developed for the Company's earlier version of the tool, the VCampus Courseware Delivery Engine provides a simple, easy-to-use environment for instructors and students that is capable of assessing, recommending, tracking and testing students as they complete a course. The product also enables courseware developers to easily construct, deliver and track a highly interactive and media-rich online course.

     For the instructor, the VCampus Courseware Delivery Engine provides real-time editing of the course introduction, the syllabus, help items and reference items. Students can visit the "Gradebook" functionality of the product to get a real-time view of how they are doing in a course. The courseware developer has access to a complete suite of Web-based tools necessary to construct and deliver a highly interactive, online course. The "PointPage" functionality of the product provides a choice of methods for displaying content. To make PointPage even more powerful, the "Activity Studio" enables non-programmers to construct and include into their PointPage, multimedia-rich (animation, sound and student interactivity) activities by answering a few simple questions. Courseware developers can also take advantage of the testing system, which includes many advanced features such as question randomization and pooling. Additionally, courseware developers can choose to link selected test questions and PointPages to learning objectives, which allows a courseware developer to group content and assess a student's progress based on performance.

          VCampus Curriculum/Group Manager. This product facilitates the grouping of students with similar education needs and abilities to appropriate groups of courses within a VCampus. This can improve overall system efficiency and facilitate interaction among students. The result of this intersection of student groups and course groups is a specific student "Training Plan". The Training Plan is designed to guide students to courses that match the student's ability. Additionally, the Training Plan can evaluate a student's performance in each course against minimum standards established by the VCampus administrator for test scores and attendance. The Curriculum/Group Manager was released during the first quarter of 1998.

          VCampus Batch/Mass Enrollment Tools. This series of tools facilitates the enrollment of large groups into the VCampus and/or courses without student involvement. Companies with a large population of students can use this tool to import demographic data from legacy enterprise resource planning or human resources systems, thus streamlining the implementation process. This functionality was first made available in July 1998 and was substantially enhanced in January 1999.

  Existing Courseware Library

     The Company's existing courseware library includes over 1,100 online courses, of which approximately 300 are available for general distribution. These courses are in what the Company believes to be high-demand subject matter areas such as information technology, telecommunications, compliance/OSHA, business, management and finance. Although the Company does not provide accreditation or certification itself, a number of its current courses provide either accreditation or certification through its content providers. The current library was built from a combination of acquisitions, the Company's own development efforts and relationships with leading content providers such as NETg, Infosource, Vital Learning, Crisp Publications Inc. and American Media Inc. Conversion of courseware into the Company's online format typically takes approximately 45 days, although conversion time varies depending on any number of factors, including the size and format of the original courseware content.

  Traditional Delivery

     The Company provides products and services through delivery methods other than online delivery in order to expand its customer base and courseware library for online delivery. For example, through its HTR and Teletutor subsidiaries, the Company offers courseware through more traditional media, including on-site and classroom training, as well as CD-ROM and printed formats. During 1999, the Company began implementing its plan to divest its non-online businesses, with the exception of Teletutor, in order to focus its efforts on managing its core online customers and content. In December 1999, the Company decided to retain and further restructure HTR's instructor-led training business, closing the Atlanta training facility, streamling the operations in Rockville and Washington DC, and focusing on moving the remaining customer base to online.

     HTR's strategy is to deliver a total solution for corporate IT training through its suite of products and services, which includes traditional and on-site training, and courseware. HTR seeks to provide a "Knowledge Transfer" to its customers through flexible and customizable courseware titles for client/server systems. IT training is delivered by instructors at HTR's offices located in the U.S., as well as at customer locations, and is provided through both pre-scheduled, open enrollment classes and on-demand corporate training sessions. HTR also provides customized training to meet a customer's specific needs by tailoring existing titles for developing an entirely new course.

     Teletutor's strategy is to focus its products and services primarily on the data and telecommunications industry. Teletutor develops, distributes and supports courseware, primarily in CBT formats, to the telecommunications industry. As of December 31, 1999, the Company had converted 23 Teletutor courses into its online format.

CUSTOMERS

     The Company's primary target market is the corporate training and education market. The Company focuses its sales and marketing efforts on Fortune 1,000 companies and is initially targeting customers in the telecommunications, healthcare, utilities, IT and financial services industries, as well as academic institutions, all of which the Company believes have relatively large training and education budgets, significant training needs and receptiveness to new technology. In 1999 one customer, State Farm, accounted for approximately 11.6% of the Company's revenues. The Company currently anticipates that future revenues may be derived from sales to a limited number of customers. Accordingly, the cancellation or deferral of a small number of contracts could have a material adverse effect on the Company.

  Business Customers

     As of December 31, 1999, the Company had approximately 55 online corporate business customers, including: All-Phase Electrical Supply Company; A.T. Kearney, Inc; Baan Company; Bell South Telecommunications, Inc.; Cable and Wireless, Inc.; Dearborn Financial Publishing, Inc.; Graybar Electric Co. Inc.; Global One Communications, Inc.; Kelly Scientific Resources; Lucent Technologies, Inc.; and Sheet Metal and Air Conditioning National Contractors' Association. The Company plans to establish relationships with additional business customers and strategic partners, in particular those that offer access to large numbers of users (including the prospective customer's employees or end-users), vendors and resellers, as well as significant amounts of courseware content. The Company's business customers generally agree to market and promote the Company's products and services, and to share with the Company the net revenues generated from access and other fees charged to such customer's end-users.

  Academic Institution Customers

     As of December 31, 1999, the Company had 6 online academic institution customers, including: AIMS Community College; George Mason University; Northeastern University; Park College; Swindon College, England; and the University of Texas System. The Company plans to establish relationships with additional academic institution customers, in particular those that have significant enrollments, offer broad curricula and provide the Company with the opportunity to publish online courseware developed by such institutions. The Company's agreements with these academic institutions generally provide the Company with exclusive rights, or limit the institution's right to develop and/or distribute the online courseware subject to the agreements. The academic institutions market these courses in the same manner as their existing, traditional course offerings, including through direct mail, course catalogs, print advertising and through the Web.

SALES AND MARKETING

     The Company's primary marketing goals are to create a strong brand identity as a leading training and educational courseware publisher for corporations and academic institutions, and to establish its core technology, the VCampus e-Learning platform, as the global standard for corporate training and education needs.

     In addition to its direct sales efforts, the Company markets its products and services through a variety of means, including the Web, public relations, trade shows, direct mail, trade publications, customers, resellers and strategic partners. The Company cross-markets through customers' VCampuses to promote its products and services and to attract students. The Company believes that forming strategic marketing alliances with partners who will sell, promote and market the Company's products and services will be important for rapid market penetration.

     The Company changed its business focus in 1993 and began divesting its non-online businesses in 1999, and therefore has limited marketing experience in its current industry. The Company's direct marketing and sales staff does not have significant experience marketing in the sales of education products using Web-based delivery systems. There can be no assurance that the Company will be able to attract resellers or customers that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer and end-user support and service. In addition, certain of the Company's resellers and customers may compete with one another and the Company, and the Company may also be required to manage conflicts among its resellers and customers. For example, certain of the Company's content providers have required the Company to refrain from linking its products with competing products. The Company may be adversely affected by pricing pressure or other adverse consequences of competition or conflict among or with its resellers and customers, or in the event any reseller or customer fails to adequately penetrate its market segment. The inability to recruit, manage or retain important resellers or customers would materially adversely affect the Company.

COMPETITION

     The market for educational and training products and services is highly competitive and the Company expects that competition will continue to intensify. Although the Company believes that it was the first to offer Web-based, interactive, on-demand courseware, there are no substantial barriers to entry in the online education and training market. A number of companies, including SmartForce, Learn2.com, Inc., Click2learn.com, DigitalThink, Inc., Centra Software, Inc. and ZDU, have recently entered this market and the Company expects this trend to continue to accelerate. In addition to traditional classroom and distance learning providers, other institutions such as Apollo Group, Inc. (through University of Phoenix) offer their own accredited courses online or in an email-based format. They, and many other education providers, use some of the Company's methods, including email, bulletin boards, electronic conferencing and CD-ROMs, as well as satellite communications, and audio and video tapes. The Company also expects to encounter significant competition in connection with its efforts to establish its VCampus as the standard learning environment and format in the industry.

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

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon federal statutory, as well as common law copyright and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company owns registered trademarks in the United States for HTR, the HTR logo, Teletutor, The Chalkboard, VCampus and "What you think ... is our business." Additionally, the Company has applied for registration in the United States for certain of its other trademarks, including VCampus(TM).com, Virtual Campus, Test Wizard, PointPage, Courseware Construction Set, Registrar Architect, Test Architect, Thought Leaders, and "Take It Online".

     The Company has had certain trademark applications denied, and may have more denied in the future. The Company will continue to evaluate the registration of additional marks as appropriate. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect the Company's proprietary rights. Any such litigation may be time-consuming and costly (even if successful), cause product release delays, require the Company to redesign its products or services, or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. The Company's means of protecting its proprietary rights may prove inadequate and the Company's competitors may independently develop similar technology or duplicate the Company's products or services or design around intellectual property rights of the Company. In addition, distributing the Company's products through online networks makes the Company's software more susceptible than other software to unauthorized copying and use. For example, online delivery of the Company's courseware makes it difficult to ensure compliance by the Company with contractual restrictions, if any, as to the parties who may access such courseware. The Company cannot prevent users from downloading electronically certain of its courseware content, which could adversely affect the Company's ability to collect payment from users that obtain copies from the Company's existing or past customers. If, as a result of changing legal interpretations of liability for unauthorized use of the Company's software or otherwise, users were to become less sensitive to avoiding copyright infringement, the Company would be materially adversely affected.

EMPLOYEES

     As of December 31, 1999, the Company had 93 employees, including 88 full-time employees and 5 part-time employees, consisting of 39 full-time employees in general business operations, 22 full-time employees in sales and marketing, 12 full-time and 5 part-time employees in product development, and 15 employees in general and administrative. None of the Company's employees are represented by a union and there have been no work stoppages. The Company believes that its employee relations are good.

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

ITEM 2.  PROPERTIES.

     A current summary showing the operating properties of the Company, all of which are leased, is shown below:

                                                                                    LEASE
                                                                    AREA         EXPIRATION     MONTHLY
             LOCATION                     PRINCIPAL USE         (SQUARE FEET)       DATE          RENT
             --------                     -------------         -------------    ----------     --------
Reston, VA........................  Executive offices and          16,701       February 2010   $ 37,925*
                                    principal administration,
                                    technical marketing and
                                    sales operations
Waxahachie, TX....................  CTA offices                     5,000       July 2001          2,000
Rockville, MD.....................  HTR Executive office            6,222       January 2006      11,936
Washington, DC....................  HTR Branch office               2,253       July 2002          5,539

---------------
* Subject to 3% annual increases

     During the second half of 1998 and the first quarter of 1999, as a result of reorganization plans, the Company closed one of its McLean executive office facilities and moved primarily all of Teletutor's product fulfillment operations to its remaining executive offices facility in Virginia. Also, the Company closed its training facilities in Los Angeles, CA, Baltimore, MD, Waltham, MA, McLean, VA and Atlanta, GA.

     The Company believes that its existing office space is sufficient to accommodate its current needs and that suitable additional space will be available on commercially reasonable terms to accommodate any expansion needs in 2000 should it become necessary.

ITEM 3.  LEGAL PROCEEDINGS.

     In November 1999, an arbitrator found the Company liable to Sage Interactive for approximately $360,000 arising out of an alleged contract between Sage Interactive and the Company. The Company settled this dispute for $360,000 in March 2000. Although the Company is not currently involved in any other material pending legal proceedings, the Company could be subject to legal proceedings and claims in the ordinary course of its business or otherwise, including claims relating to license agreements, royalties or claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                               EXECUTIVE OFFICERS

     As of March 30, 2000, the executive officers of the Company were as follows:

            NAME              AGE                              POSITIONS
            ----              ---                              ---------
Narasimhan P. Kannan........  51     Chairman of the Board of Directors and Chief Executive Officer
Michael W. Anderson.........  45     Chief Operating Officer
Farzin Arsanjani............  35     Executive Vice President
Michael A. Schwien..........  44     Acting Chief Financial Officer and Secretary
Kamyar Kaviani..............  37     Executive Vice President

     Narasimhan P. "Nat" Kannan has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since he founded the Company in 1984. Prior to founding the Company, he co-founded Ganesa Group, Inc., a developer of interactive graphics and modeling software, in 1981. Prior thereto, he served as a consultant to Booz Allen and Hamilton, Inc., the MITRE Corporation, The Ministry of Industry of the French Government, the Brookhaven and Lawrence Livermore National Laboratories, the White House Domestic Policy Committee on Energy, and Control Data Corporation. He serves on the board of directors of TV on the Web, Inc. He holds a B.S. in Engineering from the Indian Institute of Technology in Madras, India, and he performed advanced graduate work in business and engineering at Dartmouth College.

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

     Michael A. Schwien joined the Company as Controller in May 1998 and was named acting Chief Financial Officer in June 1999. From 1993 to May 1998, Mr. Schwien worked for BDM Technologies, Inc. most recently as Director of Business Operations. From 1988 to 1993, he worked for ICF Kaiser International as Supervisor of Corporate Accounting. Prior to working for ICF Kaiser International he was a staff auditor with Deloitte & Touche. Mr. Schwien holds a B.S. in Business Administration from the University of Colorado and is a Certified Public Accountant.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a) Price Range of Common Stock

     Our common stock is currently listed on the Nasdaq SmallCap Market under the symbol "VCMP." For each full fiscal quarter since the beginning of 1998, the high and low bid quotations for our common stock, as reported by Nasdaq, were as follows:

                                                               HIGH     LOW
                                                              ------   -----
1998
  First quarter.............................................  $16.50   $7.75
  Second quarter............................................  $13.25   $3.88
  Third quarter.............................................  $ 8.00   $4.00
  Fourth quarter............................................  $ 9.13   $1.94
1999
  First quarter.............................................  $ 5.87   $2.62
  Second quarter............................................  $ 8.31   $2.62
  Third quarter.............................................  $ 8.00   $3.00
  Fourth quarter............................................  $ 4.00   $2.18

     The foregoing bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

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

     From October 1, 1999 to December 31, 1999, the Company issued the following unregistered securities:

          (1) 57,757 shares of common stock were issued to certain accredited holders of the Company's common stock pursuant to the terms of their subscription agreements.

          (2) 56,576 shares of common stock were issued as a dividend to the holders of the Company's Series D Preferred Stock.

          (3) 379,437 shares of Series E Preferred Stock were issued to Hambrecht & Quist Guaranty Finance LLC (H&QGF) at a price per share ranging from $2.17 to $2.42 pursuant to the terms of the Company's equity line with H&QGF. The resale of the shares of common stock issuable upon conversion of the Series E Preferred Stock is covered by an effective registration statement on Form S-1 (333-83885). The Series E Preferred Stock converts on a one-for-one basis into common stock at any time at the election of the holder.

          (4) Three-year warrants to purchase an aggregate of 55,000 shares of common stock with an exercise price of $2.75 per share were issued to two accredited investors in exchange for their agreement to convert approximately $500,000 of convertible debentures into common stock prior to December 31, 1999.

     The sales of the above securities were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act") in reliance upon the Act, or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Recipients of the securities in each such transaction represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions. All recipients had adequate access to information about the Company.

  (b) Approximate Number of Equity Security Holders

     As of March 27, 2000, the number of record holders of the Company's Common Stock was 128 and the Company believes that the number of beneficial owners was approximately 1,065.

  (c) Dividends

     The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements, restrictions in loan agreements and on such other factors as our Board of Directors, in its discretion, may consider relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1997, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998 and 1999 are derived from, and are referenced to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1995 and 1996 and the consolidated balance sheet data as of December 31, 1995, 1996 and 1997 are derived from financial statements not included in this Annual Report on Form 10-K.

                                                             YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                  1995      1996       1997       1998      1999
                                                 -------   -------   --------   --------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Online tuition revenues......................  $    56   $   119   $  1,662   $  1,549   $ 3,835
  Virtual campus software revenues.............                         2,718        112       216
  Online development and other revenues........       76       399      1,631        926       977
  Product sales revenues.......................                         2,330      3,348     1,222
  Other service revenues.......................      416       424        718      2,445       305
  Instructor-led training revenues.............                         1,086      6,303     4,992
                                                 -------   -------   --------   --------   -------
Total net revenues.............................      548       942     10,145     14,683    11,547
Costs and expenses:
  Cost of revenues.............................       82       129      1,849      8,869     5,749
  Sales and marketing..........................      933     1,593      4,439      5,304     4,286
  Product development and operations...........      588     1,548      4,926      6,102     2,241
  General and administrative...................      927     2,477      2,387      3,783     2,633
  Depreciation and amortization................      309       144      1,012      3,347     2,956
  Acquired in-process research, development and
     content...................................       --        --     11,100         --        --

                                                             YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                  1995      1996       1997       1998      1999
                                                 -------   -------   --------   --------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Compensation expense in connection with the
     acquisition of HTR, Inc...................       --        --        690         --     1,089
  Reorganization and other non-recurring
     charges...................................       --        --        340      5,585       360
                                                 -------   -------   --------   --------   -------
Total costs and expenses.......................    2,839     5,891     26,743     32,990    19,314
Loss from operations...........................   (2,291)   (4,949)   (16,599)   (18,307)   (7,767)
Other income (expense):
  Gain (loss) on sale of subsidiaries..........       --        --         --       (907)        1
  Other income (expense).......................      126       304        125         --        --
  Interest income (expense)....................      (75)        4        329       (597)     (721)
                                                 -------   -------   --------   --------   -------
Net loss.......................................  $(2,240)  $(4,641)  $(16,145)  $(19,811)  $(8,487)
                                                 =======   =======   ========   ========   =======
Dividends to preferred stockholders............     (175)     (331)        --       (358)     (448)
                                                 -------   -------   --------   --------   -------
Net loss attributable to common stockholders...  $(2,415)  $(4,972)  $(16,145)  $(20,169)  $(8,935)
                                                 =======   =======   ========   ========   =======
Net loss per share.............................  $ (3.13)  $ (4.98)  $  (4.91)  $  (5.27)  $ (1.91)
                                                 =======   =======   ========   ========   =======
Net loss per share -- assuming dilution........  $ (3.13)  $ (4.98)  $  (4.91)  $  (5.27)  $ (1.91)
                                                 =======   =======   ========   ========   =======

                                                                  DECEMBER 31,
                                               ---------------------------------------------------
                                                1995       1996       1997       1998       1999
                                               -------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital (deficit)....................  $(1,402)  $ 14,833   $ (3,789)  $ (4,631)  $ (5,155)
Total assets.................................      613     17,489     26,465     14,871     10,668
Total liabilities............................    1,887      1,287     13,054      9,051      8,646
Accumulated deficit..........................   (6,742)   (11,383)   (27,528)   (47,697)   (56,632)
Total stockholders' equity...................   (1,274)    16,202     13,411      5,820      2,022

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     From time to time, as used herein, the term "Company" shall mean VCampus Corporation and its subsidiaries: Cognitive Training Associates, Inc., a Texas corporation; Cooper & Associates, Inc., an Illinois corporation, d/b/a Teletutor; HTR, Inc., a Delaware corporation; and UOL Leasing, Inc., a Delaware corporation.

     The following presentation of management's discussion and analysis of the Company's consolidated financial condition and results of operation should be read in conjunction with the Company's consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this report.

OVERVIEW

     The Company develops, manages and hosts Internet-based training and education for corporations, government agencies and academic institutions. The Company offers its online courseware primarily through its proprietary virtual campus product, or VCampus(TM), a full-service, centrally-hosted, scalable distance education platform. It allows for the registration, enrollment, teaching, testing, grading and certification of distance learners. Through its HTR and Teletutor subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, diskette, CD-ROM and printed formats. During 1999, the Company began implementing its plan to divest its non-online businesses, with the exception of Teletutor and the instructor-led division of HTR, in order to focus its efforts on managing its core online customers and content.

     The Company was formed in 1984 as IMSATT Corporation, a multimedia research and development company. In 1991, the Company acquired from Control Data certain rights to resell the CYBIS online courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. In 1993, the Company modified its business focus to capitalize on market opportunities for online education resulting from technological advances relating to the Internet. Subsequently, the Company raised additional financing and focused its development efforts on migrating its technology to the Web in preparation for the launch of its first Web-based course in November 1995. Under the current business model, UOL's revenues are derived from five primary sources:

     - online tuition revenues;

     - product sales revenues;

     - development revenues;

     - other service revenues; and

     - instructor-led training revenues.

     Online tuition revenues are generated primarily from online tuition derived from corporate and academic customers. Product sales revenues are derived from the sale of computer-based training ("CBT") courses that are delivered through traditional CBT format (e.g. CD-ROM). Development revenues consist primarily of fees paid to the Company for developing and converting courseware. Other service revenues consist primarily of monthly fees generated by the licensing and maintenance of the CYBIS courseware under the contract with the U.S. Army. Instructor-led training revenues are generated from on-site and classroom training fees. During 1998 the Company announced a new strategy to move away from licensing the VCampus software towards the sales of online courseware subscriptions. While prior to 1997 licensing and support revenues have represented a substantial majority of the Company's revenues, the Company believes that online revenues and product sales will become the primary sources of its revenues in the future.

ACQUISITIONS AND DIVESTITURES

     Since 1994, the Company has completed five acquisitions -- HTR Inc., Cooper & Associates, Inc. (d/b/a Teletutor), Ivy Software, Inc., Cognitive Training Associates, Inc. and the CYBIS Division of Control Data Corporation. Each of these acquisitions was accounted for as a purchase, and accordingly, the operating results of each acquired company are included in the Company's financial statements from the effective date of each respective acquisition. These acquisitions provided the Company with customers and courseware content in non-online format. The Company does not currently have an agreement, commitment or understanding with any other potential acquisition candidates. The Company has followed a strategy of moving content and customers to an online training platform from the traditional classroom and CBT based training sold through its non-online business. During 1999, the Company began implementing its plan to divest its non-online businesses, with the exception of Teletutor, in order to focus its efforts on managing its core online customers and content. In December 1999, the Company decided to retain and further restructure HTR's instructor-led training business, closing the Atlanta training facility, streamling the operations in Rockville and Washington DC, and focusing on moving the remaining customer base to online.

     In October 1997, the Company acquired HTR, Inc. ("HTR") a corporation primarily engaged in the business of providing traditional and on-site technical training, publishing and consulting services for the information technology ("IT") industry. The Company acquired HTR for common stock, warrants and options totaling 620,000 shares, and the assumption of approximately $3,500,000 of debt and cash and notes payable aggregating approximately $600,000. The executive officers of HTR were to receive bonuses no later than December 31, 1998 in the total amount of $690,000 granted in conjunction with the signing of three-year employment agreements. As of June 29, 1998, the executive officers of HTR agreed to convert approximately $420,000 of their sign-on bonuses and $320,000 of acquisition-related indebtedness into 134,447 shares of the Company's Series D convertible Preferred Stock. In addition, the Company created a stock option pool of 180,000 shares of Common Stock and an incentive bonus pool with a potential payout not to exceed approximately $3,300,000 for three years, contingent upon the financial performance of HTR. In December 1998, the Company sold HTR's consulting division for $750,000 in cash and notes receivable. The note bears interest at 5% and is payable in eight equal quarterly installments beginning March 31, 1999 through

December 31, 2000. As a result of the sale, the Company recorded a loss on the sale of subsidiary of $525,472 (or $0.14 per share) for the year ended December 31, 1998. In December 1998, as a result of the Company's plans to divest the remaining non-online businesses, the Company revalued the remaining assets of HTR's non-online businesses. As a result, the Company wrote off $3,669,598 (or $0.96 per share) of goodwill related to these businesses for the year ended December 31, 1998. In June 1999, the Company sold the HTR Knowledgeworks legacy business for $1,500,000. In December 1999, the Company decided to retain and restructure HTR's non-online (instructor-led training) business.

     In April 1997, the Company acquired Cooper & Associates, Inc., d/b/a Teletutor ("Teletutor"), which develops, distributes and supports computer-based training courses for the data and telecommunications industry. This acquisition provided the Company with additional content that has been converted into the Company's online format, as well as access to Teletutor's existing customer base. The Company paid $3,000,000 in cash and $2,000,000 in promissory notes to be paid ratably on the first, second and third anniversary dates of the acquisition. In December 1997, the Company's management, in accordance with its impairment policy for long-lived assets, determined that the employee workforce asset had been impaired as of December 31, 1997 due to planned workforce reductions, and as such, wrote off approximately $250,000 of the carrying amount of the asset. During 1998, goodwill was reduced to zero and the remaining intangible assets were reduced ratably by approximately $329,000 due to a purchase price adjustment related to the acquisition. During 1998, the Company paid the first installment of $666,667 in cash on the note balance. In December 1998, the Company and the former stockholders of Teletutor restructured the terms of the note as follows: the Company issued 105,000 shares of Common Stock and three-year warrants to purchase 55,000 shares of its Common Stock at an exercise price of $6.00 per share; the Company executed a new non-interest bearing promissory note for $826,666, payable in installments between March 15, 1999 and April 15, 2000. As a result, the Company recorded $145,208 as loss on debt restructuring for the excess of the fair market value of the Common Stock, warrants and new promissory note over the carrying amount of the original promissory note. The loss in debt restructuring is included in reorganization and non-recurring expenses in the 1998 statement of operations.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total net revenues for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1998      1999
                                                           ------    ------    ------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Online tuition revenues................................    16.4%     10.6%     33.2%
  Virtual campus software revenues.......................    26.8       0.8       1.9
  Online Development and other revenues..................    16.1       6.3       8.5
  Product sales revenues.................................    22.9      22.8      10.6
  Other service revenues.................................     7.1      16.6       2.6
  Instructor-led training revenues.......................    10.7      42.9      43.2
                                                           ------    ------    ------
          Total net revenues.............................   100.0     100.0     100.0
Costs and expenses:
  Cost of revenues.......................................    18.2      60.4      49.8
  Sales and marketing....................................    43.7      36.1      37.1
  Product development and operations.....................    48.6      41.6      19.4
  General and administrative.............................    23.5      25.8      22.8
  Depreciation and amortization..........................    10.0      22.8      25.6
  Reorganization and other non-recurring charges.........   119.6      38.0      12.6
                                                           ------    ------    ------
          Total costs and expenses.......................   263.6     224.7     167.3
                                                           ------    ------    ------
Loss from operations.....................................  (163.6)   (124.7)    (67.3)
Other income (expense):
  Other income (expense).................................     1.2      (6.2)       --
  Interest income (expense)..............................     3.2      (4.1)     (6.2)
                                                           ------    ------    ------
Net loss.................................................  (159.2)%  (135.0)%   (73.5)%
                                                           ======    ======    ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Summary

     The Company incurred a net loss of $8,934,909 (or $1.91 per share) in 1999 as compared to a net loss of $20,169,155 (or $5.27 per share) in 1998. Excluding certain non-recurring items in both years, the Company incurred a net loss of $7,487,115 (or $1.60 per share) in 1999 as compared to a net loss of $13,676,515 (or $3.57 per share) in 1998. Non-recurring items for 1999 amounted to $1,447,794 (or $0.31 per share) and included $1,089,240 of bonuses payable to the former executives of HTR pursuant to their employment agreements, $360,000 of costs related to a settlement with Sage Interactive, a former partner, and $1,446 of gain related to the sale of Knowledgeworks. Non-recurring items for 1998 amounted to $6,492,640 (or $1.70 per share) and included $1,770,408 of costs incurred pursuant to a management reorganization plan, $3,669,598 of goodwill impairment related to the planned divestiture of certain non-online businesses, losses of $907,426 related to the sale of Ivy and HTR's consulting division, and a loss on debt restructuring of $145,208.

     Total revenues in 1999 were $11,547,439 as compared to $14,683,112 for 1998. The decrease in revenues was primarily due to the sale of HTR's consulting line of business in December 1998, the sale of Knowledgeworks in June 1999, the transition of some Teletutor customers from CD-Rom to online, and the closing of several HTR training facilities in the latter part of 1998, and in 1999. The decrease was partially offset by increases in online tuition revenues, VCampus(TM) software revenues and development and other revenue. Online tuition revenues increased from $1,548,950 in 1998 to $3,834,617 in 1999 primarily due to increased course usage by some of the Company's older customers, the addition of new customers, and the transition of some Teletutor customers to online delivery. Excluding the non-recurring items described above, total costs and expenses were $17,864,951 in 1999 as compared to costs of $27,404,598 for 1998. The decrease was due primarily to the sale of Ivy, and HTR's consulting and Knowledgeworks businesses in September 1998, December 1998, and June 1999, respectively, as well as the closing of several HTR training facilities in the latter part of 1998, and in 1999 as a result of certain management reorganization plans.

  Net Revenues

     Total net revenues decreased 21.4% from $14,683,112 in 1998 to $11,547,439 in 1999. Online tuition revenues increased from 1,548,950 (10.5% of net revenues) in 1998 to $3,834,617 (33.2% of net revenues) in 1999. The increase was primarily due to increased course usage by some of the Company's older customers, the addition of new customers, and the transition of some Teletutor customers to online delivery. Virtual campus software revenues increased from $112,253 (0.8% of net revenues) for 1998 to $216,341 (1.9% of net revenues) for 1999. The increase is primarily due to the addition of new customers. Online development and other revenues increased slightly from $925,751 (6.3% of net revenues) in 1998 to $977,295 (8.5% of net revenues) in 1999. Development revenues were primarily related to courseware conversion between the Company and its customers in both years. Product sales revenues decreased from $3,347,777 (22.8% of net revenues) in 1998 to $1,222,389 (10.6% of net revenues) in 1999.
The decrease was primarily due to the sale of Knowledgeworks in June 1999, and the transition of some Teletutor customers from CD-Rom to online usage. Other service revenues decreased from $2,444,719 (16.6% of net revenues) in 1998 to $305,046 (2.6% of net revenues) in 1999. The decrease was due primarily to the sale of HTR's consulting division in December 1998. Instructor-led training revenues decreased from $6,303,662 (42.9% of net revenues) in 1998 to $4,991,751 (43.2% of net revenues) in 1999. The decrease was due primarily to the closing of several HTR training facilities in the latter part of 1998, and in 1999 as a result of certain management reorganization plans.

  Cost of Revenues

     Total cost of revenues decreased 35.2% from $8,868,351 (60.4% of net revenues) in 1998 to $5,748,745 (49.8% of net revenues) in 1999. The decrease was due primarily to the closing of two instructor-led training facilities at the end of the second quarter of 1998, the sale of HTR's consulting business at the end of the fourth quarter of 1998, the sale of Knowledgeworks in June, 1999 and the increase in higher gross margin online tuition revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 19.2% from $5,304,394 (36.1% of net revenues) in 1998 to $4,285,989 (37.1% of net revenues)
in 1999. Sales and marketing expenses consist primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. The decrease was due primarily to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans partially offset by increased marketing efforts in the latter part of 1999.

     Product Development. Product development expenses decreased 63.3% to from $6,102,265 (41.6% of net revenues) in 1998 to $2,241,283 (19.4% of net revenues)
in 1999. Product development and operations expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The decrease was due primarily to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans, and the write-off during the first quarter of 1998 of approximately $694,000 related to previously capitalized content acquisition and development costs.

     General and Administrative. General and administrative expenses decreased 30.4% from $3,782,844 (25.8% of net revenues) in 1998 to $2,632,937 (22.8% of net revenues) in 1999. General and administrative expenses consist primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. The decrease was due primarily to approximately $1,075,000 of bad debt expense in the first quarter of 1998, and to a lesser extent, cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans.

     Depreciation and Amortization. Depreciation and amortization expense decreased 11.7% from $3,346,744 (22.8% of net revenues) in 1998 to $2,955,997
(25.6% of net revenues) in 1999. The decrease was due primarily to the reduction in goodwill and other intangibles following the sale of Ivy at the end of the third quarter of 1998, the sale of HTR's consulting business at the end of the fourth quarter of 1998, the sale of Knowledgeworks at the end of the second quarter of 1999 and the write-down of goodwill related to the non-online businesses at the end of the fourth quarter of 1998 as a result of the Company's plan to divest these assets in 1999.

     Compensation expense in connection with the acquisition of HTR, Inc. During 1999, the Company recognized compensation expense of approximately $1,089,000 related to bonuses to be paid to the HTR executives pursuant to their employment agreements.

     Reorganization and Other Non-Recurring Charges. During 1998, the Company implemented a plan to reduce its workforce and close certain office facilities. The plan resulted in (i) the termination of approximately 85 employees primarily from the product development and administrative areas and (ii) the closure of the Company's training facilities located in Los Angeles, and Baltimore, and an executive office in McLean, Virginia. As a result, the Company recorded a restructuring charge of approximately $1,770,000. The restructuring charge included approximately $1,494,000 for employee severance and termination costs and approximately $276,000 primarily for expenses related to facilities lease cancellations and write down of assets no longer in use. During 1998, the Company paid approximately $1,224,000 in costs under the restructuring accrual. In November 1999, an arbitrator found the Company liable to Sage Interactive for approximately $360,000 arising out of an alleged contract between Sage Interactive and the Company. The Company is attempting to settle this dispute for less than the awarded amount. The Company has accrued for the amount of the award as of December 31, 1999. The expense is included in reorganization and other non-recurring charges in the 1999 statement of operations.

     Interest and Other Income (Expense). Net interest expense increased 20.8% from $597,139 in 1998 to $721,423 in 1999. Interest expense was primarily incurred in connection with the Company's borrowings on its lines of credit facility and term loans. See "Liquidity and Capital Resources." Interest expense increased in 1999, primarily due to non-cash expense related to the issuance of warrants to the holders of the Company's Secured Subordinated Convertible Debentures as an inducement to convert a portion of their notes to common stock in December 1999.

     Gain (loss) on Sale of Subsidiaries. During 1998 the Company announced plans to divest its non-online businesses in order to focus its efforts on its core online training business. The Company believes this move is consistent with its strategy of moving content and customers to an online training platform from the traditional classroom training sold through its non-online businesses. As such, in September 1998, the Company sold Ivy back to its original owner. As a result of this sale, the Company recorded a loss on the sale of subsidiary of $381,954 (or $0.10 per share) during the third quarter of 1998. In December 1998, the Company sold HTR's consulting division. As a result of this sale, the Company recorded a loss on the sale of subsidiary of $525,472 (or $0.14 per share) for the year ended December 31, 1998. In June 1999, the Company sold HTR's Knowledgeworks business and recorded a gain of $1,446 upon the sale.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Summary

     The Company incurred a net loss of $20,169,155 (or $5.27 per share) in 1998 as compared to a net loss of $16,144,763 (or $4.91 per share) in 1997. Excluding certain non-recurring items in both years, the Company incurred a net loss of $13,676,515 (or $3.57 per share) in 1998 as compared to a net loss of $4,014,419 (or $1.22 per share) in 1997. Non-recurring items for 1998 amounted to $6,492,640 (or $1.70 per share) and included $1,770,408 of costs incurred pursuant to a management reorganization plan, $3,669,598 goodwill impairment related to the planned divestiture of certain non-online businesses, losses of $907,426 related to the sale of Ivy and HTR's consulting division, and a loss on debt restructuring of $145,208. Non-recurring items for 1997 totaled $12,130,344 (or $3.69 per share) and included acquired in-process research and development costs of $2,700,000 and $8,400,000 related to the acquisition of Teletutor and HTR, respectively, $690,000 of compensation expense related to the acquisition of HTR and $340,344 pursuant to a management reorganization plan. Total revenues in 1998 were $14,683,112 as compared to $10,144,500 for 1997. The increase in revenues was due primarily to the acquisitions of Ivy, Teletutor and HTR and was partially offset by decreases in VCampus software revenues and development and other revenue. Online tuition revenues decreased from $1,662,058 in 1997 to $1,548,950 in 1998 primarily due to the Company's change in method for recognizing revenue for its VCampus software systems and prepaid online tuition fees upon adoption of the AICPA Statement of Position 97-2, "Software Revenue Recognition, ("SOP 97-2"). VCampus software revenues decreased from $2,718,000 in 1997 to $112,253 primarily due to the Company's new marketing strategy of moving away from licensing the VCampus software towards sales of online courseware subscriptions. Development and other revenues decreased in 1998 as compared to 1997 primarily due to an agreement with one customer in 1997 that provided funding for the development of a custom VCampus in exchange for a share of future net revenues derived from the operation of such campus and warrants to purchase Common Stock of the Company. Excluding this one customer from 1997, development and other revenues decreased slightly from 1997 to 1998. Excluding the non-recurring items described above, total costs and expenses were $27,404,598 in 1998 as compared to costs of $14,612,719 for 1997. The increase was due primarily to the addition of Ivy, Teletutor and HTR costs and expenses as well as increased operating costs related to the expansion of operations prior to workforce reductions and the closing of certain office facilities implemented during 1998 as a result of certain management reorganization plans.

  Net Revenues

     Total net revenues increased 45% from $10,144,500 in 1997 to $14,683,112 in 1998. Online tuition revenues decreased from $1,662,058 (16.4% of net revenues) in 1997 to $1,548,950 (10.6% of net revenues) in 1998. While the Company delivered approximately 95,000 courses online, a six-fold increase over 1997's approximately 15,000, online tuition revenues decreased due to the Company's adoption of SOP 97-2 as of January 1, 1998, which requires the Company to recognize revenue ratably over the length of the service period. Virtual campus software revenues decreased from $2,718,000 (26.8% of net revenues) for 1997 to $112,253 (0.8% of net revenues) for 1998. The decrease is primarily due to the Company's new marketing strategy of moving away from licensing the VCampus software towards sales of online courseware subscriptions. Product sales revenues increased in absolute terms from $2,330,029 (22.9% of net revenues) in 1997 to $3,347,777 (22.8% of net revenues) in 1998. The increase was due primarily to the acquisition of the Ivy, Teletutor and HTR product lines. Development and other revenues decreased from $1,631,233 (16.1% of net revenues) in 1997 to $925,751 (6.3% of net revenues) in 1998 primarily due to an agreement with one customer in 1997 that provided funding for the development of a custom VCampus in exchange for a share of future net revenues derived from the operation of such campus and warrants to purchase Common Stock of the Company. Excluding this one customer from 1997, development and other revenues decreased slightly from 1997 to 1998. Development revenues were primarily related to courseware conversion between the Company and its customers in both years. Other service revenues increased from $717,546 (7.1% of net revenues) in 1997 to $2,444,719 (16.6% of net revenues) in 1998. The increase was due primarily to the acquisition of HTR in October 1997. Instructor-led training revenues increased from $1,085,634 (10.7% of net revenues) in 1997 to $6,303,662 (42.9%
of net revenues) in 1998. The increase was due primarily to the acquisition of HTR in October 1997.

  Cost of Revenues

     Total cost of revenues increased from $1,849,287 (18.2% of net revenues) in 1997 to $8,868,351 (60.4% of net revenues) in 1998. Total cost of revenues increased in absolute dollars due primarily to the acquisitions of Ivy, Teletutor and HTR. As a percentage of net revenues, cost of revenues increased, due primarily to the addition of instructor-led training revenues, which have higher direct costs than the Company's other sources of revenues. The Company believes that in the future, once the remaining non-online businesses are sold, cost of revenues will decrease in absolute dollars, and will decrease as a percentage of total net revenues.

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

     Product Development and Operations. Product development and operations expenses increased in absolute terms from $4,925,956 (48.6% of net revenues) in 1997 to $6,102,265 (41.6% of net revenues) in 1998. Product development and operations expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. Product development and operations expenses increased in absolute dollars due primarily to the acquisition of Teletutor and HTR. In addition, the Company wrote-off approximately $694,000 related to certain content acquisition and development costs. As a percentage of net revenues, product development and operations expenses decreased in 1998 as compared to 1997 due primarily to increased revenues and workforce reductions implemented during 1998 as a result of management reorganization plans and because of 1997 efforts to build the Company's courseware library.

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

     Depreciation and Amortization. Depreciation and amortization expense increased from $1,011,587 (10.0% of net revenues) in 1997 to $3,346,744 (22.8%
of net revenues) in 1998. Depreciation expense increased due primarily to additional purchases of computer equipment and other assets in 1997 to support product development, technical operations and personnel needs as well as the acquisitions of Ivy, Teletutor and HTR. Amortization expense increased due primarily to the acquisitions of Ivy, Teletutor and HTR, and amortization of capitalized software and acquired content costs.

     Reorganization Costs. During 1998, the Company implemented a plan to reduce its workforce and close certain office facilities. The plan resulted in
(i) the termination of approximately 85 employees primarily from the product development and administrative areas and (ii) the closure of the Company's training facilities located in Los Angeles, and Baltimore, and an executive office in McLean, Virginia. As a result, the Company recorded a restructuring charge of approximately $1,770,000. The restructuring charge included approximately $1,494,000 for employee severance and termination costs and approximately $276,000 primarily for expenses related to facilities lease cancellations and write down of assets no longer in use. During 1998, the Company paid approximately $1,224,000 in costs under the restructuring accrual. Included in accounts payable and accrued expenses at December 31, 1998 is approximately $546,000 primarily representing future severance payments.

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

YEAR 2000

     The Company has not experienced any material negative effects from the Year 2000 problem and it does not believe that any Year 2000 issues that have yet to surface will materially adversely affect its business. The Company estimates that it spent less than approximately $100,000 to implement its Year 2000 compliance program.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had $204,555 in cash and cash equivalents. Since its inception, the Company has financed its operating cash flow needs primarily through offerings of equity and debt securities and, to a lesser extent, borrowings. Cash utilized in operating activities was $2,670,523 for the year ended December 31, 1999 and $9,500,483 for the year ended December 31, 1998. Use of cash was primarily attributable to the net loss recorded.

     Cash utilized in investing activities was $60,514 for the year ended December 31, 1999 as compared to $1,398,793 for the year ended December 31, 1998. The use of cash for investing activities in 1998 was primarily attributable to purchases of equipment, software development costs that were capitalized, and in 1998, approximately $356,000 paid to the former shareholder of Ivy pursuant to the acquisition agreement. The use of cash for investing activities during 1998 primarily represented purchases of equipment and investments in software and courseware development.

     Cash provided by financing activities was $2,599,299 for the year ended December 31, 1999 as compared to $8,529,979 provided by financing activities for the year ended December 31, 1998.

     The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures. The Company recognizes that it will need to raise additional funding to meet its working capital requirements, retire existing debt and fund anticipated ongoing operating losses. Since the beginning of 1999, the Company has taken the following actions to provide future funding for operations:

     - In February 1999, the Company raised approximately $1,050,000 through a private placement of 282,500 shares of its Common Stock at $4.00 per share. In connection with this transaction, the Company also issued warrants, exercisable over 3 years at $3.00 per share, for the purchase of 70,625 shares of Common Stock.

     - In April 1999, the Company raised approximately $1.3 million through a private placement of 448,297 shares of common stock at a price of $2.9375 per share.

     - In June 1999, the Company sold the HTR Knowledgeworks legacy business for $1.5 million in a combination of cash and notes receivable.

     - In June 1999, the Company raised $2.5 million through the issuance of its 9% Secured Subordinated Convertible Debentures due December 15, 2000. All of this indebtedness has been converted to common stock at prices ranging from $2.12 to $5.55 per share.

     - In June 1999, the Company entered into an equity line of credit agreement with H&QGF to provide up to $3.0 million of private equity financing through May 31, 2000. Through March 2000, the Company had drawn down approximately $1.86 million under this equity line. In March 2000, H&QGF agreed to increase the capacity under this equity line from $3 million to $5 million and to extend the term through July 31, 2000 in exchange for warrants to purchase 43,632 shares of Series E Preferred Stock.

This amendment is conditioned upon getting NASD approval, if required, for the warrant grant. The Company has the option of making additional draw downs of up to $500,000 every 15 business days through July 31, 2000.

     - In January 2000, the Company secured a $4 million strategic investment from Mastech Corporation, through Mastech's eVentures business unit, in exchange for approximately 1,136,000 shares of common stock at $3.62 per share (which was a 20% premium above the average closing price for a 15-day trailing period). The Company and Mastech also intend to form a strategic partnership through which Mastech would promote VCampus as a platform for hosting corporate virtual campuses to its 1000 global customers.

     If the Company does not address its funding needs, it will be materially adversely affected. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with customers and partners, and the extent to which the Company invests in new technology and research and development projects.

     As of December 31, 1999, the Company had net operating loss carryforwards of approximately $38,033,000 for federal income tax purposes, which will expire at various dates through 2019. The Company's ability to utilize all of its net operating loss and credit carryforwards may be limited by changes in ownership.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

                  Schedule II -- Valuation and Qualifying Account and Reserve

                  All other financial statement schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto and, therefore, have been omitted.

         (3) Exhibits.

            EXHIBIT NO.                          DESCRIPTION
            -----------                          -----------
              3.1(a)     Amended and Restated Certificate of Incorporation, as
                         currently in Effect
              3.2(a)     Amended and Restated Bylaws, as currently in effect
              4.1(a)     Form of Common Stock certificate
            10.15(a)     Form of Online Educational Services Distribution Agreement
            10.16(a)     Form of University Master Agreement for Online Education
                         Services
            10.17(a)     Form of Online Educational Services Agreement
            10.18(a)     Form of Inner Circle Online Educational Services Development
                         and Distribution Agreement
            10.23(e)     Employment Agreement, dated April 30, 1997, with James R.
                         Cooper
            10.24(e)     Employment Agreement, dated January 1, 1997, with Michael W.
                         Anderson
            10.25(e)     Employment Agreement, dated October 31, 1997, with Kamyar
                         Kaviani
            10.26(e)     Employment Agreement, dated October 31, 1997, with Farzin
                         Arsanjani
            10.27(e)     Employment Agreement, dated October 31, 1997, with Daniel J.
                         Callahan, IV
            10.29(f)     First Union loan amendment documents dated March 31, 1998.
            10.30(f)     Series C Preferred Stock and Warrant Purchase Agreement.
            10.31(f)     Registration Rights Agreement, dated March 31, 1998.
            10.32(g)     Series D Preferred Stock Purchase Agreement, dated June 29,
                         1998.
            10.33(g)     Amended and Restated Registration Rights Agreement, dated
                         June 29, 1998
            10.34(g)     Certificate of Designations, Preferences and Rights of
                         Series D Convertible Preferred Stock dated June 26, 1998
            10.35(g)     Certificate of Designations, Preferences and Rights of
                         Series C Convertible Preferred Stock dated June 25, 1998.
            10.36(h)     Loan and Security Agreement dated August 14, 1998 with
                         Imperial Bank
            10.37(h)     Warrant to Purchase Stock dated August 14, 1998 issued to
                         Imperial Bank.
            10.38(h)     Loan Agreement dated August 14, 1998 with Sand Hill Capital,
                         LLC

            EXHIBIT NO.                          DESCRIPTION
            -----------                          -----------
            10.39(h)     Warrant to Purchase Stock dated August 14, 1998 issued to
                         Sand Hill Capital, LLC.
            10.40(i)     Form of Subscription Agreement for the $1.05 million Spencer
                         Trask Financing.
            10.41(j)     Private Equity Line of Credit Agreement dated May 4, 1999
                         with Hambrecht & Quist Guaranty Finance, LLC
            10.42(j)     Certificate of Designations, Preferences and Rights of
                         Series E Convertible Preferred Stock.
            10.43(j)     Convertible Debenture and Warrants Purchase Agreement dated
                         June 4, 1999 with Excalibur Limited Partnership and BH
                         Capital Investments, L.P. relating to the $2.5 million
            10.44(j)     Form of Convertible Debenture for the $2.5 million
                         convertible debenture financing in June 1999.
            10.45(k)     Asset Purchase Agreement relating to the sale of the
                         Knowledgeworks division of HTR effective on June 30, 1999.
            10.46(k)     Receivables factoring agreements, as amended, with Bankers
                         Capital
            10.47(l)     Stock Purchase Agreement dated as of January 11, 2000 by and among the Registrant and Mastech Corporation
            10.48(l)     Registration Rights Agreement dated as of January 11, 2000 by and among the Registrant and Mastech Corporation
            10.49(l)     Warrant issued to Mastech Corporation, dated as of January
                         11, 2000
            23.1         Consent of Ernst & Young, LLP, Independent Auditors

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

(i) Incorporated by reference to the identically numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(j) Incorporated by reference to the corresponding appendix filed with the Registrant's preliminary proxy materials on Schedule 14A dated July 16, 1999 for its 1999 annual meeting of stockholders.

(k) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-83885) filed with the SEC on July 27, 1999, as amended.

(l) Incorporated by reference to the similarly numbered Exhibit to the Registrant's current Report on Form 8-K filed January 13, 2000.

     (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1998 and 1999..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1998 and 1999..............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998 and 1999..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
VCampus Corporation

     We have audited the accompanying consolidated balance sheets of VCampus Corporation (formerly known as UOL Publishing, Inc.) as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VCampus Corporation (formerly known as UOL Publishing, Inc.) at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

McLean, Virginia
February 24, 2000, except for Note 18
     as to which the date is March 23, 2000.

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

                          CONSOLIDATED BALANCE SHEETS

                                                                                          PROFORMA AS OF
                                                                     DECEMBER 31           DECEMBER 31,
                                                              -------------------------   --------------
                                                                 1998          1999            1999
                                                              -----------   -----------   --------------
                                                                                           (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   336,194   $   204,455    $ 5,317,691
  Accounts receivable, less allowance of $567,000 and
    $142,000 at December 31, 1998 and 1999, respectively....    3,087,268     1,349,332      1,349,332
  Loans receivable from related parties.....................      143,515       124,182        124,182
  Loans receivable -- current...............................      232,375     1,213,717      1,213,717
  Prepaid expenses and other current assets.................      172,926       599,645        315,009
                                                              -----------   -----------    -----------
Total current assets........................................    3,972,278     3,491,331      8,319,931
Property and equipment, net.................................    2,436,534     1,464,483      1,464,483
Capitalized software costs and courseware development costs,
  net.......................................................    2,130,665     1,543,520      1,543,520
Acquired online publishing rights, net......................      407,552       169,624        169,624
Loans receivable -- less current portion....................      380,234       150,226        150,226
Other assets................................................      194,644       180,988        180,988
Other intangible assets, net................................    2,508,664     1,913,259      1,913,259
Goodwill, net...............................................    2,840,460     1,754,682      1,754,682
                                                              -----------   -----------    -----------
         Total assets.......................................  $14,871,031   $10,668,113    $15,496,713
                                                              ===========   ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 4,617,418   $ 5,492,116    $ 5,601,404
  Notes payable -- current portion..........................    3,075,139     1,877,509        535,624
  Deferred revenues.........................................      911,072     1,276,283      1,276,283
                                                              -----------   -----------    -----------
         Total current liabilities..........................    8,603,629     8,645,908      7,413,311
Long-term liabilities:
  Deferred revenues -- less current portion.................      109,834            --             --
  Notes payable -- less current portion.....................      337,235            --             --
                                                              -----------   -----------    -----------
         Total liabilities..................................    9,050,698     8,645,908      7,413,311
                                                              -----------   -----------    -----------
Stockholders' equity:
  Series C convertible Preferred Stock, $0.01 par value per
    share; aggregate liquidation preference of $7,910,172;
    1,000,000 shares authorized; 626,293 and 623,339 shares
    issued and outstanding at December 31, 1998 and 1999,
    respectively............................................        6,263         6,233          6,233
  Series D convertible Preferred Stock, $0.01 par value per
    share; aggregate liquidation preference of $8,855,303;
    1,200,000 shares authorized; 1,082,625 and 1,073,370
    shares issued and outstanding at December 31, 1998 and
    1999, respectively......................................       10,826        10,734         10,734
  Series E convertible Preferred Stock, $0.01 par value per
    share; aggregate liquidation preference of $860,370;
    3,000,000 shares authorized; no shares issued and
    outstanding at December 31, 1998, 214,928 shares issued
    and outstanding at December 31, 1999....................           --         2,149          3,327
  Common Stock, $0.01 par value per share; 36,000,000 shares
    Authorized; 3,990,046 and 5,684,110 shares issued and
    Outstanding at December 31, 1998 and 1999,
    respectively............................................       39,900        56,840         73,027
  Additional paid-in capital................................   53,460,264    58,578,078     64,798,381
  Accumulated deficit.......................................  (47,696,920)  (56,631,829)   (56,808,300)
                                                              -----------   -----------    -----------
         Total stockholders' equity.........................    5,820,333     2,022,205      8,083,402
                                                              -----------   -----------    -----------
         Total liabilities and stockholders' equity.........  $14,871,031   $10,668,113    $15,496,713
                                                              ===========   ===========    ===========

    The accompanying notes are an integral part of the financial statements.

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                            1997           1998          1999
                                                        ------------   ------------   -----------
Revenues:
  Online tuition revenues.............................  $  1,662,058   $  1,548,950   $ 3,834,617
  Virtual campus software revenues....................     2,718,000        112,253       216,341
  Online development and other revenues...............     1,631,233        925,751       977,295
  Product sales revenues..............................     2,330,029      3,347,777     1,222,389
  Other service revenues..............................       717,546      2,444,719       305,046
  Instructor-led training revenues....................     1,085,634      6,303,662     4,991,751
                                                        ------------   ------------   -----------
Net revenues..........................................    10,144,500     14,683,112    11,547,439
Costs and expenses:
  Cost of revenues....................................     1,849,287      8,868,351     5,748,745
  Sales and marketing.................................     4,438,717      5,304,394     4,285,989
  Product development and operations..................     4,925,956      6,102,265     2,241,283
  General and administrative..........................     2,387,172      3,782,844     2,632,937
  Depreciation and amortization.......................     1,011,587      3,346,744     2,955,997
  Acquired in-process research, development and
     content..........................................    11,100,000             --            --
  Compensation expense in connection with the
     acquisition of HTR, Inc..........................       690,000             --     1,089,240
  Reorganization and other non-recurring charges......       340,344      5,585,214       360,000
                                                        ------------   ------------   -----------
Total costs and expenses..............................    26,743,063     32,989,812    19,314,191
                                                        ------------   ------------   -----------

Loss from operations..................................   (16,598,563)   (18,306,700)   (7,766,752)

Other income (expense):
  Gain (loss) on sale of subsidiaries.................            --       (907,426)        1,446
  Other income (expense)..............................       125,000             --            --
  Interest income (expense)...........................       328,800       (597,139)     (721,423)
                                                        ------------   ------------   -----------
Net loss..............................................  $(16,144,763)  $(19,811,265)  $(8,486,729)
                                                        ============   ============   ===========
Dividends to preferred stockholders...................            --       (357,890)     (448,180)
                                                        ------------   ------------   -----------
Net loss attributable to common stockholders..........  $(16,144,763)  $(20,169,155)  $(8,934,909)
                                                        ============   ============   ===========
Net loss per share....................................  $      (4.91)  $      (5.27)  $     (1.91)
                                                        ============   ============   ===========
Net loss per share -- assuming dilution...............  $      (4.91)  $      (5.27)  $     (1.91)
                                                        ============   ============   ===========

    The accompanying notes are an integral part of the financial statements.

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         SERIES C            SERIES D              SERIES E
                                       CONVERTIBLE          CONVERTIBLE          CONVERTIBLE
                                     PREFERRED STOCK      PREFERRED STOCK      PREFERRED STOCK        COMMON STOCK
                                     ----------------   -------------------   ------------------   -------------------
                                     SHARES    AMOUNT    SHARES     AMOUNT     SHARES    AMOUNT     SHARES     AMOUNT
                                     -------   ------   ---------   -------   --------   -------   ---------   -------
Balance at December 31, 1996.......       --       --          --        --         --        --   3,186,167   $31,861
 Issuance of Common Stock in
   connection with the HTR
   acquisition.....................       --       --          --        --         --        --     585,940     5,860
 Issuance of stock options and
   warrants in connection with the
   HTR acquisition.................       --       --          --        --         --        --          --        --
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       --       --          --        --         --        --      13,103       131
 Issuance of compensatory stock
   options and warrants............       --       --          --        --         --        --          --        --
 Net loss..........................       --       --          --        --         --        --          --        --
                                     -------   ------   ---------   -------   --------   -------   ---------   -------
Balance at December 31, 1997.......       --       --          --        --         --        --   3,785,210    37,852
 Issuance of Series C convertible
   Preferred Stock.................  626,293   $6,263          --        --         --        --          --        --
 Issuance of Series D convertible
   Preferred Stock.................       --       --   1,082,625   $10,826         --        --          --        --
 Issuance of Common Stock primarily
   in connection with conversion of
   debt to equity..................       --       --          --        --         --        --     138,039     1,380
 Issuance of Common Stock for
   payment of Series D convertible
   Preferred Stock dividends.......       --       --          --        --         --        --      28,902       289
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       --       --          --        --         --        --      37,895       379
 Compensatory stock options and
   warrants........................       --       --          --        --         --        --          --        --
 Net loss..........................       --       --          --        --         --        --          --        --
 Dividends on convertible Preferred
   Stock...........................       --       --          --        --         --        --          --        --
                                     -------   ------   ---------   -------   --------   -------   ---------   -------
Balance at December 31, 1998.......  626,293    6,263   1,082,625    10,826         --   $    --   3,990,046    39,900
 Issuance of Series E convertible
   Preferred Stock.................       --       --          --        --    379,437     3,794          --        --
 Issuance of Series E convertible
   Preferred Stock for payment of
   Series E dividends..............       --       --          --        --        532         5          --        --
 Issuance of Common Stock..........       --       --          --        --         --        --     850,567     8,506
 Conversion of Preferred Stock to
   Common Stock....................   (2,954)     (30)     (9,255)      (92)  (165,041)   (1,650)    177,876     1,779
 Issuance of Common Stock primarily
   in connection with conversion of
   debt to equity..................       --       --          --        --         --        --     540,292     5,402
 Issuance of Common Stock for
   payment of Series D
   Convertible Preferred Stock
     dividends.....................       --       --          --        --         --        --      79,395       794
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       --       --          --        --         --        --      45,934       459
 Compensatory stock warrants.......       --       --          --        --         --        --          --        --
 Net loss..........................       --       --          --        --         --        --          --        --
                                     -------   ------   ---------   -------   --------   -------   ---------   -------
 Dividends on convertible preferred
   stock...........................       --       --          --        --         --        --          --        --
                                     -------   ------   ---------   -------   --------   -------   ---------   -------
Balance at December 31, 1999.......  623,339   $6,233   1,073,370   $10,734    214,928   $ 2,149   5,684,110   $56,840
                                     =======   ======   =========   =======   ========   =======   =========   =======


                                     ADDITIONAL                       TOTAL
                                       PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                       CAPITAL       DEFICIT         EQUITY
                                     -----------   ------------   -------------
Balance at December 31, 1996.......  $27,553,128   $(11,383,002)   $16,201,987
 Issuance of Common Stock in
   connection with the HTR
   acquisition.....................   12,591,850             --     12,597,710
 Issuance of stock options and
   warrants in connection with the
   HTR acquisition.................      591,118             --        591,118
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       15,250             --         15,381
 Issuance of compensatory stock
   options and warrants............      149,850             --        149,850
 Net loss..........................           --    (16,144,763)   (16,144,763)
                                     -----------   ------------    -----------
Balance at December 31, 1997.......   40,901,196    (27,527,765)    13,411,283
 Issuance of Series C convertible
   Preferred Stock.................    5,445,553             --      5,451,816
 Issuance of Series D convertible
   Preferred Stock.................    5,859,185             --      5,870,011
 Issuance of Common Stock primarily
   in connection with conversion of
   debt to equity..................      806,166             --        807,546
 Issuance of Common Stock for
   payment of Series D convertible
   Preferred Stock dividends.......      150,585             --        150,874
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       88,279             --         88,658
 Compensatory stock options and
   warrants........................      209,300             --        209,300
 Net loss..........................           --    (19,811,265)   (19,811,265)
 Dividends on convertible Preferred
   Stock...........................           --       (357,890)      (357,890)
                                     -----------   ------------    -----------
Balance at December 31, 1998.......   53,460,264    (47,696,920)     5,820,333
 Issuance of Series E convertible
   Preferred Stock.................    1,006,795             --      1,010,589
 Issuance of Series E convertible
   Preferred Stock for payment of
   Series E dividends..............           (7)            --             (2)
 Issuance of Common Stock..........    2,059,849             --      2,068,355
 Conversion of Preferred Stock to
   Common Stock....................           --             --              7
 Issuance of Common Stock primarily
   in connection with conversion of
   debt to equity..................      945,972             --        951,374
 Issuance of Common Stock for
   payment of Series D
   Convertible Preferred Stock
     dividends.....................      295,757             --        296,551
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       78,229             --         78,688
 Compensatory stock warrants.......      731,219             --        731,219
 Net loss..........................           --     (8,486,729)    (8,486,729)
                                     -----------   ------------    -----------
 Dividends on convertible preferred
   stock...........................           --       (448,180)      (448,180)
                                     -----------   ------------    -----------
Balance at December 31, 1999.......  $58,578,078   $(56,631,829)   $ 2,022,205
                                     ===========   ============    ===========

    The accompanying notes are an integral part of the financial statements.

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  1997           1998          1999
                                                              ------------   ------------   -----------
OPERATING ACTIVITIES
Net loss....................................................  $(16,144,763)  $(19,811,265)  $(8,486,729)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................       442,151      1,058,950     1,033,354
  Amortization..............................................       663,663      2,287,796     1,922,643
  Loss (gain) on sale of subsidiaries.......................            --        907,426        (1,446)
  Loss on debt restructuring................................            --        145,208       166,135
  Net write-off of acquired online publishing rights........            --        266,000        95,000
  Net write-off of capitalized software and courseware
    development costs.......................................            --        428,284            --
  Revenues in connection with non-monetary transactions.....      (795,000)            --            --
  Acquired in-process research, development and content.....    11,100,000             --            --
  Non-cash stock option and stock warrant expense...........       149,850             --       349,201
  Write-off of intangible assets............................       237,344      3,669,598            --
  Write-off of fixed assets.................................            --             --        16,134
  Interest expense related to notes payable.................        66,130             --            --
  Increase in allowance for doubtful accounts...............            --       (162,693)     (650,505)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (2,345,382)     1,425,813     1,893,441
    Prepaid expenses and other current assets...............      (103,894)       307,112      (384,662)
    Other assets............................................      (168,042)        49,814        13,656
    Accounts payable and accrued expenses...................       926,450       (596,041)    1,107,878
    Deferred revenues.......................................       195,684        523,516       255,377
                                                              ------------   ------------   -----------
Net cash used in operating activities.......................    (5,775,809)    (9,500,482)   (2,670,523)
INVESTING ACTIVITIES
Purchases of property and equipment.........................    (1,412,537)      (700,383)      (77,643)
Acquired online publishing rights...........................       (60,000)            --            --
Capitalized courseware development costs....................    (1,990,494)      (992,163)     (354,735)
Acquisitions of businesses, net of cash acquired............    (3,106,294)            --            --
Additions to intangible assets..............................      (330,798)      (355,809)           --
Proceeds from loans receivable from related parties.........            --             --        27,333
Advances under loans receivable from related parties........       (32,072)        (9,999)       (8,000)
Proceeds from sale of subsidiaries..........................            --        337,500        75,000
Proceeds from loans receivable..............................            --        325,000       277,531
Advances under loans receivable.............................            --         (2,939)           --
                                                              ------------   ------------   -----------
Net cash used in investing activities.......................    (6,932,195)    (1,398,793)      (60,514)
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock......................        15,381        123,466     2,148,001
Proceeds from the issuance of Series C convertible Preferred
  Stock.....................................................            --      5,244,824            --
Proceeds from the issuance of Series D convertible Preferred
  Stock.....................................................            --      5,115,545            --
Proceeds from the issuance of Series E convertible Preferred
  Stock.....................................................            --             --       859,000
Proceeds from notes payable.................................     3,700,000      4,047,931     2,521,561
Repayments of notes payable.................................    (3,775,917)    (6,001,787)   (2,929,264)
                                                              ------------   ------------   -----------
Net cash provided by (used in) financing activities.........       (60,536)     8,529,979     2,599,298
Net decrease in cash and cash equivalents...................   (12,768,540)    (2,369,296)     (131,739)
Cash and cash equivalents at the beginning of the year......    15,474,030      2,705,490       336,194
                                                              ------------   ------------   -----------
Cash and cash equivalents at the end of the year............  $  2,705,490   $    336,194   $   204,455
                                                              ============   ============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $    125,000   $    377,516   $   445,000
                                                              ============   ============   ===========

    The accompanying notes are an integral part of the financial statements.

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     VCampus Corporation (formerly known as UOL Publishing, Inc.) (the "Company") was incorporated in Virginia in 1984 and reincorporated in Delaware in 1985. The Company is a publisher of high quality, interactive and on-demand courseware for the corporate training and education market. Through certain of its subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, and diskette and CD-ROM formats.

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

  Reclassification

     Certain previously reported amounts have been reclassified to conform to the Company's current presentation. Amortization of capitalized software and acquired content costs previously included in "Cost of revenues," is now presented under "Depreciation and amortization." In addition, certain customer support and telecommunication costs previously included in "Costs of revenues" are now presented under "Product development and operations."

  Cash Equivalents

     Cash equivalents, which are stated at cost, consist of highly liquid investments with original maturities of three months or less.

  Capitalized Software Costs

     During 1997, 1998 and 1999, the Company capitalized certain software development costs. Capitalization of software costs began upon the establishment of technological feasibility, which management deemed to have occurred upon the completion of a working model of the Company's virtual campus product ("VCampus(TM)"). The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the VCampus. During 1998, the Company changed its estimate of the economic life of the VCampus(TM) from five years to three years. This change in estimate was not material to the net loss or net loss per share recorded by the Company for 1998. As with estimates of this nature, it is possible that estimates of future gross revenues, the remaining economic life of the products or both may be revised again as a result of future events. During 1998, the Company wrote off approximately $280,000 of software development costs for courses within certain industry segments that the

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

Company does not anticipate pursuing in the short-term. The write off has been included in product development costs in the 1998 statement of operations.

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

  Acquired Online Publishing Rights

     During 1997, the Company acquired online publishing rights to certain courseware. Generally, the Company's acquisition of online publishing rights has occurred in connection with non-monetary exchanges; see Note 2, "Non-Monetary Transactions". At the time of licensing to the Company, this courseware was generally established in CD-ROM, diskette or printed formats. The Company capitalized the costs associated with acquiring this content and amortizes them based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the product, typically two to three years. Amortization begins when the course becomes available for sale online. It is possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events. During 1998 and 1999, the Company wrote off approximately $270,000 and $95,000 respectively of acquired online publishing rights to courses belonging to certain industry segments that the Company does not anticipate pursuing in the short-term. The write-off has been included in product development costs in the 1998 and 1999 statements of operations.

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

  Impairment of Long-Lived Assets

     At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. During 1997, the Company wrote off approximately $250,000 of the workforce asset, which resulted from the Teletutor acquisition (see Note 6). During 1998, the Company wrote off approximately

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

$280,000 in capitalized software development costs, $150,000 in capitalized courseware development costs and approximately $270,000 in acquired online publishing rights. Also, during 1998, the Company wrote off approximately $3,670,000 of goodwill recorded in connection with the acquisition of HTR, Inc. ("HTR") as a result of its decision to dispose of HTR's non online businesses as described in Note 7. During 1999, the Company wrote off $95,000 in acquired online publishing rights.

  Revenue Recognition

     The Company derives its revenues from the following sources -- instructor-led training revenues, product sales revenues, other service revenues, online tuition revenues, virtual campus software revenues, and development and other revenues.

     Revenues for instructor-led training and other services are recognized as the services are delivered.

     The Company recognizes product sales revenues, online tuition revenues and virtual campus software revenues in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 and Statement of Position 98-9, Modification of SOP 97-2 "Software Revenue Recognition" With Respect to Certain Transactions. The Company recognizes revenues from product sales upon delivery of the product to the customer, provided no significant obligations remain. The costs of remaining Company obligations (which are insignificant) are accrued when the related revenues are recognized. For online tuition fees, revenue is recognized at the time the student has accessed the selected course and is contractually obligated to pay for the course or ratably over the length of the courses (for academic partners). For prepaid online tuition fees and VCampus(TM) software revenues, the Company recognizes revenue ratably over the period during which customers are entitled to use the courseware and the duration of the VCampus(TM) licenses, respectively.

     During 1997, the Company recognized revenues from the sale of prepaid online tuition fees and VCampus(TM) software systems at the time the courses or systems were delivered to the customer or reseller, in accordance with Statement of Position 91-1, Software Revenue Recognition.

     Development and other revenues earned under courseware conversion contracts are recognized using the percentage-of-completion method. For these contracts, revenues are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

     In 1997 and 1998, no individual customer represented more than 10% of net revenues. In 1999, one customer represented more than 10% of net revenues.

  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123"). SFAS No. 123 allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25"), but requires pro forma disclosures in the footnotes to the consolidated financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based compensation in accordance with the intrinsic value method of APB No. 25.

  Concentration of Credit Risk

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. During 1998, the Company increased its allowance for doubtful accounts to

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

approximately $2,030,000 in order to reserve for certain receivables for which collection had become doubtful. The Company subsequently wrote off approximately $1,460,000 of the amount reserved. As such, the allowance for doubtful accounts totaled approximately $570,000 as of December 31, 1998. During 1999, the Company increased its allowance for doubtful accounts to approximately $824,000 in order to reserve for certain receivables for which collection had become doubtful. The Company subsequently wrote off approximately $682,000 of the amount reserved. As such, the allowance for doubtful accounts totaled approximately $142,000 as of December 31, 1999.

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

     Royalties are also due and payable by the Company upon the sale of certain courses for which the Company has acquired the online publishing rights. In addition, the Company may be obligated to pay certain royalties related to courses which a VCampus(TM) customer may have converted to an online format and elected to distribute to all the Company's VCampus(TM) customers. Royalties accrue at a rate of 10% to 70% of the tuition fees related to certain courses.

     Royalties are classified as a cost of revenues and amounted to approximately $315,000, $368,000 and $335,000 during the years ended December 31, 1997, 1998 and 1999, respectively.

  Advertising Costs

     The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $149,000, $153,000 and $380,000 for the years ended December 31, 1997, 1998, and 1999 respectively.

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

  Comprehensive Income

     Effective January 1, 1998, the company adopted SFAS No. 130, Reporting of Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net loss and comprehensive loss.

  Segment Information

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's operations compromise only one segment and as such adoption of SFAS No. 131 has not impacted the disclosures made in the Company's financial statements.

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
                                                                 ===========

3. PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over an estimated useful life of three to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Property and equipment consisted of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1998         1999
                                                        ----------   ----------
Equipment.............................................  $2,634,111   $2,681,366
Computer software.....................................   1,068,049    1,078,030
Leasehold improvements................................      88,357       84,940
Furniture and fixtures................................     396,708      394,884
                                                        ----------   ----------
                                                         4,187,225    4,239,220
Less accumulated depreciation.........................  (1,750,691)  (2,774,737)
                                                        ----------   ----------
          Total.......................................  $2,436,534   $1,464,483
                                                        ==========   ==========

4. CAPITALIZED SOFTWARE AND COURSEWARE DEVELOPMENT COSTS

     Capitalized software and courseware development costs consisted of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1998         1999
                                                        ----------   ----------
Capitalized software costs............................  $2,195,160   $2,529,503
Capitalized courseware development costs..............     806,425      806,425
                                                        ----------   ----------
                                                         3,001,585    3,335,928

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1998         1999
                                                        ----------   ----------
Less accumulated amortization.........................    (870,920)  (1,792,408)
                                                        ----------   ----------
          Total.......................................  $2,130,665   $1,543,520
                                                        ==========   ==========

     During 1998, the Company wrote off approximately $280,000 of software development costs and $150,000 of courseware development costs (see Note 2).

5. ACQUIRED ONLINE PUBLISHING RIGHTS

     Acquired online rights consisted of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1998       1999
                                                           --------   --------
Acquired online publishing rights........................  $505,000   $410,000
Less accumulated amortization............................   (97,448)  (240,376)
                                                           --------   --------
          Total..........................................  $407,552   $169,624
                                                           ========   ========

     In 1997, the Company acquired approximately $795,000 of the acquired online publishing rights through non-monetary transactions (See Note 2).

     During 1998 and 1999, the Company wrote off approximately $270,000 and $95,000, respectively, of acquired online publishing rights (see Note 2).

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets were comprised of:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1998         1999
                                                        ----------   ----------
Goodwill..............................................  $3,234,499   $2,265,340
Contracts.............................................     200,000           --
Developed content.....................................   1,369,836    1,369,836
Work force............................................     407,080      393,580
Trademarks and names..................................     969,444      969,444
Customer base.........................................     369,444      369,444
Other.................................................     100,000           --
                                                        ----------   ----------
                                                         6,650,303    5,367,644
Less accumulated amortization.........................  (1,301,179)  (1,699,703)
                                                        ----------   ----------
                                                        $5,349,124   $3,667,941
                                                        ==========   ==========

     In December 1997, the Company's management, in accordance with its impairment policy for long-lived assets, determined that the Teletutor employee workforce asset had been impaired as of December 31, 1997 due to planned workforce reductions, and as such, wrote off approximately $250,000 of the carrying amount of the asset. This amount is included in reorganization and non-recurring expenses in the 1997 statement of operations. In 1998, as a result of the sale of Ivy Software, Inc. ("Ivy"), the Company wrote off approximately $775,000 which was the remaining net unamortized goodwill balance that had resulted from the acquisition of Ivy. In addition, during 1998, goodwill that had resulted from the acquisition of Teletutor was reduced to zero and the remaining intangible assets were reduced ratably by approximately $329,000 due to purchase price adjustments. In December 1998, upon the sale of its consulting line of business, the Company wrote off approximately $1,238,000 in goodwill and workforce assets. In addition, in accordance with its impairment

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

policy for long-lived assets, the Company determined that goodwill that resulted from the HTR acquisition which related to HTR's non-online businesses had been impaired as of December 31, 1998. As a result, the Company wrote off approximately $3,670,000 of goodwill (see Note 7).

7. ACQUISITIONS AND DISPOSITIONS

     During the three years ended December 31, 1999 the Company made the following acquisitions, all of which were accounted for using the purchase method. Accordingly, the purchase price of each company acquired was allocated first to the fair market value of the acquired tangible and identifiable intangible assets.

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

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

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

     In December 1998, the Company announced its intention to dispose of HTR's non-online businesses. In accordance with SFAS 121, the Company has reported assets related to such businesses at the lower of carrying amount or fair value less estimated selling costs. This resulted in a write off of approximately $3,670,000 of goodwill related to the non-online businesses. In December 1999, the Company decided to retain HTR's non-online business and began to further restructure these operations.

     In June 1999, the Company sold HTR's Knowledgeworks business for $1,500,000 in cash and a note receivable. The note bears interest at 7% and is payable in quarterly installments through December 2000. As a result of the sale, the Company wrote off intangible assets related to Knowledgeworks of approximately $844,000 and recorded a gain on the sale of $1,446.

     During 1999, the Company recognized compensation expense of approximately $1,089,000 related to bonuses to be paid to the HTR executives pursuant to their employment agreements.

8. RESTRUCTURING OF OPERATIONS AND OTHER NON RECURRING ITEMS

     During 1998, the Company implemented a plan to reduce workforce and close certain office facilities. The plan resulted in (i) the termination of approximately 85 employees primarily from the product development and administrative areas and (ii) closure of the Company's training facilities located in Los Angeles and Baltimore and an executive office in McLean, Virginia. As a result, the Company recorded a restructuring charge of approximately $1,770,000 in 1998 included in reorganization and other non-recurring charges in the 1998 statement of operations. The restructuring charge included approximately $1,494,000 for employee severance and termination costs and approximately $276,000 primarily for expenses related to facilities lease cancellations and write-down of assets no longer in use. During 1998, the Company paid approximately $1,224,000 in costs under the restructuring accrual. Included in accounts payable and accrued expenses at December 31, 1998 is approximately $546,000 primarily representing future severance payments. During 1999, the remaining severance payments were charged against the accrual.

     In November 1999, an arbitrator found the Company liable to Sage Interactive for approximately $360,000 arising out of an alleged contract between Sage Interactive and the Company. The Company has accrued for the amount of the award as of December 31, 1999. The expense is included in reorganization and other non-recurring charges, in the 1999 statement of operations.

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

9. LOANS RECEIVABLE FROM RELATED PARTIES

     Loans receivable from the Company's officers and employees amounted to $125,000 and $100,000 as of December 31, 1998 and 1999. The Company accrues interest on the loans receivable at a rate of prime less 1%. Interest income related to loans receivable amounted to $8,516, $10,000 and $8,840 during the years ended December 31, 1997, 1998 and 1999, respectively.

10. NOTES PAYABLE

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

     In connection with the HTR acquisition, the Company assumed approximately $3,633,000 of notes payable and accrued interest. In December 1997, the Company repaid the principal and accrued interest on the notes payable. The Company also issued notes payable to former stockholders of HTR totaling $509,968 and bearing simple interest at an annual rate of 6%. The principal amounts of these notes were due in two annual installments payable on October 31, 1998 and October 31, 1999. During 1998, the Company repaid approximately $100,000 and converted approximately $352,000 into 9,191 and 58,194 of the Company's Common and Series D convertible Preferred Stock, respectively (see Note 13). During 1999, the Company repaid approximately $16,000 of these notes. Subsequent to December 31, 1999, the majority of amounts outstanding on these notes were repaid.

     In August 1998, the Company obtained a secured lending facility through a new lending institution that provided up to $2,000,000 in a revolving line of credit ("Line of Credit") and a $500,000 senior term loan ("Senior Term Loan"). Borrowings under the Line of Credit originally matured on February 15, 1999, while the Senior Term Loan was set to mature on July 15, 2001. In addition, in August 1998, the Company obtained a secured term loan for $500,000 with another lending institution, that is subordinated to the two facilities described above (the "Subordinated Term Loan"). The Subordinated Term Loan initially expired on February 15, 1999. In connection with these transactions, the Company issued warrants for the purchase of an aggregate of 90,000 shares of Series D Preferred Stock at an aggregate exercise price of $495,000.

     In February 1999, the Company repaid the Senior Term Loan. During 1999, the Company issued warrants for the purchase of an aggregate of 127,000 shares of its common stock at an aggregate exercise price of $515,500 in exchange for the lenders extending the maturity dates of the Line of Credit and Subordinated Term Loan. The fair value of such warrants was recognized during 1999 as additional interest expense on the related borrowings. In June 1999, all amounts outstanding under the Line of Credit and Subordinated Term Loan were repaid with proceeds from the Secured Subordinated Convertible Debentures.

     In June 1999, the Company raised $2.5 million through the issuance of 9% Secured Subordinated Convertible Debentures. The debentures mature on December 15, 2000 with accrued interest payable quarterly. The debentures are convertible into shares of the Company's common stock at a per share price of $5.55. The conversion price was at a discount from the market value of the Company's common stock on the

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

date the debentures were issued. In addition, the Company issued five-year warrants to the debenture holders for the purchase of 112,600 shares of the Company's common stock at $6.38 per share. The Company recorded an aggregate debt discount of approximately $413,000 for the value of the warrants and the ability to convert at a discount from market value.

     Notes payable at December 31, 1998 and 1999 consisted of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1998         1999
                                                        ----------   ----------
Line of credit to a bank..............................  $1,547,931   $       --
Notes payable to banks................................     985,000           --
Secured Subordinated Convertible debentures...........          --    1,341,875
Notes payable to former stockholders of Teletutor.....     769,346      453,797
Notes payable to former stockholders of HTR...........      60,078       43,902
Other.................................................      50,019       37,935
                                                        ----------   ----------
                                                        $3,412,374   $1,877,509
                                                        ----------   ----------
Current portion of notes payable......................  $3,075,139   $1,877,509
                                                        ----------   ----------
Notes payable, less current portion...................  $  337,235   $       --
                                                        ==========   ==========

     Annual maturities of notes payable at December 31, 1999 were as follows:


1999........................................................  $1,877,509
                                                              ----------
                                                              $1,877,509
                                                              ==========

11. COMMITMENTS

  Leases

     The Company leases office space under non-cancelable operating lease agreements with various renewal options. Future minimum lease payments may be periodically adjusted based on changes in the lessors' operating charges. Additionally, the Company leases various office equipment under non-cancelable operating leases. Rent expense for the years ended December 31, 1997, 1998 and 1999 was $437,756, $1,022,693, and $882,776 respectively.

     As of December 31, 1999, payments due under non-cancelable operating leases were as follows:


2000........................................................  $  641,464
2001........................................................     419,519
2002........................................................     341,215
2003........................................................     265,714
2004........................................................     247,946
                                                              ----------
                                                              $1,915,858
                                                              ==========

  Employment Agreements

     During 1996 and 1997, the Company entered into employment agreements with certain key executives under which the Company is required to pay the following base salaries annually over the next year:

2000........................................................   500,000
                                                              --------
                                                              $500,000
                                                              ========

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

     In addition, the Company is required to pay certain performance incentives limited to 50% of such base salaries.

12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1998         1999
                                                        ----------   ----------
Accounts payable and accrued expense..................  $3,690,090   $3,968,743
Accrued payroll and payroll taxes.....................     164,957      127,049
Accrued reorganization and non recurring costs........     545,669    1,274,240
Accrued vacation......................................     216,702      122,084
                                                        ----------   ----------
                                                        $4,617,418   $5,492,116
                                                        ==========   ==========

     Accrued payroll as of December 31, 1999 consists of earned but unpaid commissions.

     In 1998, the Company implemented a reorganization plan to reduce workforce and close certain office facilities (see Note 8). Amounts accrued at December 31, 1998 primarily represent payments to be made under employee severance agreements. Amounts accrued as non recurring costs in 1999 consist of the Company's obligations under the employment agreements with the executive officers of HTR and its dispute with Sage Interactive. See Notes 7 and 8.

13. STOCKHOLDERS' EQUITY

  Equity Transactions

     On October 31, 1997, the Company issued 585,940 shares of Common Stock in connection with the purchase of HTR (see Note 7). In addition, the Company issued 34,020 of options and warrants in connection with the HTR acquisition, which options and warrants were valued at fair value ($591,118) using the Black-Scholes pricing model and were accounted for as purchase price.

     In March 1998, the Company raised net proceeds of approximately $5,300,000 in a private placement of Series C Preferred Stock and warrants (the "Series C Preferred Stock"). In this transaction, the Company issued approximately 626,300 shares of the Series C Preferred Stock, which are convertible into approximately 759,100 shares of Common Stock. The Company also issued five-year warrants to purchase approximately 626,300 shares of Common Stock at an exercise price of $8.46 per share. The Series C Preferred Stock has a liquidation preference of $12.69 per share upon sale or liquidation of the Company. The Common Stock underlying both the Preferred Stock and the warrants has certain registration rights. The Company has recorded a deemed dividend of approximately $207,000 due to the Series C Preferred Stock being convertible to Common Stock at a discount from fair value on the date of issuance.

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

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

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

     In February 1999, the Company issued 282,500 shares of its common stock at $4.00 per share to certain accredited investors. In connection with this transaction, the Company also issued warrants, exercisable over 3 years at $3.00 per share, for the purchase of 70,625 shares of common stock. During 1999, the Company issued an additional 119,770 shares of its common stock to the same investors pursuant to their registration rights agreements.

     In April 1999, the Company issued 448,297 shares of its common stock to certain accredited investors at $2.94 per share.

     The Company entered into a Private Equity Line of Credit Agreement (the "Equity Line Agreement") with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF") effective May 4, 1999. Under the Equity Line Agreement, the Company has the right, subject to certain conditions, to issue and sell to H&QGF, from time to time, shares of its Series E Convertible Preferred Stock, for cash consideration of up to an aggregate of $3.0 million, subject to availability. The Company may sell to H&QGF shares of its Series E Convertible Preferred Stock at a price equal to 85% of the lower of (1) the closing market price of the Company's common stock on the date of issuance and (2) the average of the lowest intra-day prices of the Company's common stock over the five-day period ending on the date of issuance. The Series E Convertible Preferred Stock has an aggregate liquidation preference of $860,370. As of December 31, 1999 the Company had issued 379,969 shares of Series E Preferred Stock at an average price of approximately $2.26 under this Agreement, of which 165,041 shares were converted to common stock on a one to one ratio. In connection with the same Agreement, the Company issued seven year warrants to purchase 100,000 shares of its Series E preferred stock to H&QGF at $2.50 per share, and ten year warrants to purchase 100,000 shares of its common stock at $4.00 per share to a third party. During 1999, the Company recorded deemed dividends of approximately $152,000 due to the Series E Convertible Preferred Stock being issued at a discount from fair value on the date of issuance.

     During 1999, the Company issued an aggregate of 12,836 shares of its common stock upon the conversion of 2,954 and 9,255 shares of its Series C and Series D Preferred Stock, respectively.

     During 1999, the Company issued 540,292 shares of its common stock at an average price of $1.93 per share upon the conversion of a portion of the Company's Secured Subordinated Convertible Debentures. See Note 10. Pursuant to the same Agreement, the Company also issued five year warrants to purchase 225,200 shares of its common stock at $6.38 per share. In addition, three year warrants to purchase 55,000 shares of the Company's common stock at $2.75 per share were issued to the debenture holders as an inducement to

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

convert a portion of the debentures. The fair value of the warrants (approximately $70,000) was recognized as inducement expense during 1999.

     In June and December 1999, the Company also issued 22,819 and 56,576 shares of Common Stock respectively to its Series D Preferred Stockholders as payment for accrued dividends. The number of shares to be issued as payment of the dividend was determined based on the fair market value of the Company's Common Stock on the date of issuance.

  Stock Option Plans

     The Company adopted a stock option plan (the "Original Plan") which permitted the Company to grant options to purchase up to 288,916 shares of Common Stock to employees, board members and others who contribute materially to the success of the Company. In November 1996, the Company's Board of Directors decided not to grant any further options under the Original Plan.

     During 1996, the Company's Board of Directors approved a new stock plan (the "1996 Plan"), which reserved 135,960 shares of Common Stock for issuance, pursuant to options or otherwise, to employees, directors and consultants. The number of shares reserved was subsequently increased to 524,893 options. During 1997, the Company's Board of Directors approved an additional increase of 1,000,000 shares, which was approved by the stockholders at the annual stockholder meeting in 1998. During 1998, the Company's Board of Directors approved an additional increase of 1,000,000 shares, which was approved by the stockholders at the annual stockholder meeting in 1999. Stock options under the Original Plan and 1996 Plan are generally granted at prices which the Company's Board of Directors believes approximates the fair market value of its Common Stock at the date of grant. Individual grants generally become exercisable ratably over a period of four to five years from the date of grant. The contractual terms of the options range from three to ten years from the date of grant.

     Common stock option activity was as follows:

                                                           YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                              1997                   1998                   1999
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding at the beginning of the
  Year..............................    595,233    $10.23    1,236,481    $11.69    1,456,046    $10.62
  Granted...........................    766,460     12.64    1,096,877      9.08      346,571      4.08
  Exercised.........................    (12,604)     1.29      (33,265)     3.25      (45,114)     1.74
  Canceled or expired...............   (112,608)    11.61     (844,047)    12.61     (349,347)     8.65
                                      ---------    ------    ---------    ------    ---------    ------
Outstanding at the end of the
  Year..............................  1,236,481     11.69    1,456,046     10.62    1,408,156      9.79
                                      =========    ======    =========    ======    =========    ======
Options exercisable at year-end.....    303,638    $ 8.76      364,824    $ 9.79      390,529    $ 9.11
                                      =========    ======    =========    ======    =========    ======

     As of December 31, 1999, 1,167,651 shares were available for issuance under the 1996 Plan.

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:

                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                         ----------------------------------------   --------------------------
                             NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                         OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
       RANGE OF           DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
    EXERCISE PRICES           1999           LIFE         PRICE          1999          PRICE
    ---------------      --------------   -----------   ---------   --------------   ---------
Less than $1.00........          849          6.6        $ 0.12            849        $ 0.12
$1.01 -- $3.00.........       21,420          6.7          1.95         21,420          1.95
$3.01 -- $6.00.........      462,946          9.2          4.28        129,606          4.62
$6.01 -- $9.00.........      287,483          8.4          7.37         75,550          8.33
$9.01 -- $12.00........      135,825          8.2         10.56         66,736         10.95
$12.01 -- $15.00.......      322,383          7.9         13.05         62,268         13.09
$15.01 -- $18.00.......       12,950          7.7         16.87          7,100         16.93
Greater than $18.00....      164,300          7.8         23.00         27,000         23.00
                           ---------          ---        ------        -------        ------
                           1,408,156          8.4        $ 9.79        390,529        $ 9.11
                           =========          ===        ======        =======        ======

     Had compensation expense related to the stock option plans been determined based on the fair value at the grant date for options granted during the years ended December 31, 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                                                YEARS ENDED DECEMBER 31,
                                        -----------------------------------------
                                            1997           1998          1999
                                        ------------   ------------   -----------
Net loss -- pro-forma.................  $(17,885,671)  $(22,672,194)  $(9,506,125)
                                        ------------   ------------   -----------
Net loss per share -- pro-forma.......  $      (5.44)  $     ($5.92)  $    ($2.03)
                                        ============   ============   ===========

     The effect of applying SFAS No. 123 on the years ended December 31, 1997, 1998, and 1999 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 69%; risk-free interest rate of 6.5%; and expected life of the option term of seven years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1998: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 5.0%; and expected life of the option term of seven years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing fair value model with the following weighted average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 5.5%; and expected life of the option term of seven years. The weighted average fair values of the options granted in 1997 with a stock price equal to the exercise price, and with a stock price greater than the exercise price, and with a stock price less than the exercise price are $9.85, $10.81 and $11.57, respectively. The weighted average fair values of the options granted in 1998 with a stock price equal to the exercise price, and with a stock price greater than the exercise price, and with a stock price less than the exercise price are $6.07, $7.98 and $6.27, respectively. The weighted average fair values of the options granted in 1999 with a stock price equal to the exercise price was $3.46.

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

  Warrants

     The Company has also granted warrants to purchase Common Stock to various investors, employees and outside vendors. Warrant activity was as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                  1997       1998        1999
                                                 -------   ---------   ---------
Outstanding at the beginning of the year.......  476,367     535,368   1,355,512
  Granted......................................   60,199     862,294   1,033,389
  Exercised....................................   (1,198)    (42,150)     (3,399)
  Canceled or expired..........................       --          --    (414,365)
                                                 -------   ---------   ---------
Outstanding at the end of the year.............  535,368   1,355,512   1,971,137
                                                 =======   =========   =========

     Exercise prices on the outstanding warrants range from $2.75 to $20.50 per share.

     Of the total warrants outstanding at December 31, 1999, warrants to purchase 1,308,274 shares of Common Stock were issued in connection with equity transactions and a research and development agreement and warrants to purchase 662,863 Common Stock were issued in connection with convertible related party debt and short-term debt. There are certain anti-dilution rights associated with these warrants, which are effective upon the occurrence of certain events.

     In connection with the Company's IPO, the exercise prices of warrants to purchase 35,167 shares of Common Stock were reduced from $17.65 or $18.83 per share to the IPO price, $13.00 per share, to satisfy certain anti-dilution rights previously granted. The holders of these warrants have agreed to waive further price-based anti-dilution rights, except with respect to issuances of Common Stock below $8.83 per share. During 1999, the number of shares and exercise prices of certain warrants were adjusted to satisfy certain anti-dilution rights previously granted.

  Reserve for Issuance

     As of December 31, 1999 the Company had reserved 3,379,293 shares of Common Stock for issuance upon the exercise of outstanding options and warrants.

14. RESEARCH AND DEVELOPMENT AGREEMENT

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

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

March 31, 1997 and June 30, 1997. The Company recognized $54,350 as expense for the warrants issued to InternetU pursuant to the terms of the agreement in 1997.

15. RETIREMENT PLANS

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

     HTR, Inc. maintained a tax deferred savings and retirement plan to provide retirement benefits for all eligible employees. HTR's 401(k) plan assets were frozen in July 1998 and all participants were eligible to begin deferrals into the VCampus Corporation 401(k) plan at that time. All assets were merged into the VCampus Corporation 401(k) plan on December 31, 1998.

     The VCampus Corporation 401(k) plan (adopted in 1997) allows employees to elect an amount between 1% and 15% of their total compensation to contribute to the plan. All full-time employees are eligible to make participation elections in January and July of each year. There is a graduated vesting schedule for employer contributions in which contributions fully vest over a period of four years. The plan allows discretionary Company contributions. In 1997, 1998 and 1999, there were no discretionary Company contributions made to the plan.

16. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's net deferred tax assets were as follows:

                                                            DECEMBER 31,
                                                     --------------------------
                                                        1998           1999
                                                     -----------   ------------
Net operating loss carryforwards...................  $12,266,000   $ 15,215,000
Accrued payroll....................................      131,000        485,000
Reserves...........................................      708,000        217,000
Other assets and liabilities, net..................      199,000      1,525,000
                                                     -----------   ------------
          Total deferred tax assets................   13,304,000     17,442,000
Valuation allowance................................  (13,304,000)   (17,442,000)
                                                     -----------   ------------
Net deferred tax assets............................  $        --   $         --
                                                     -----------   ------------

     As of December 31, 1998 and 1999 the Company had net operating loss carryforwards for federal income tax purposes of approximately $30,661,000 and $38,033,000 respectively, which will expire at various dates through 2019. The Company may have had changes in ownership, which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

17. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                YEARS ENDED DECEMBER 31,
                                        -----------------------------------------
                                            1997           1998          1999
                                        ------------   ------------   -----------
Numerator:
  Net loss............................  $(16,144,763)  $(19,811,265)  $(8,486,729)
  Accrued dividends to preferred
     stockholders.....................            --       (357,890)     (448,180)
                                        ------------   ------------   -----------
  Net loss available to common
     stockholders.....................   (16,144,763)   (20,169,155)   (8,934,909
                                        ============   ============   ===========
Denominator:
  Denominator for basic earnings per
     share -- weighted-average
     shares...........................     3,286,281      3,827,216     4,680,850
                                        ============   ============   ===========
  Denominator for diluted earnings per
     share -- adjusted
     weighted-average shares..........     3,286,281      3,827,216     4,680,850
                                        ============   ============   ===========
Basic net loss per share..............  $      (4.91)  $      (5.27)  $     (1.91)
                                        ============   ============   ===========
Diluted net loss per share............  $      (4.91)  $      (5.27)  $     (1.91)
                                        ============   ============   ===========

     The net loss per share amounts exclude the dilutive effect of stock purchase warrants, options and convertible securities because the net losses recorded by the Company for 1999, 1998 and 1997 make such common stock equivalents anti-dilutive.

18. SUBSEQUENT EVENTS

     In January 2000, the Company completed a private placement of its Common Stock. The Company issued 1,136,253 shares of Common Stock to Mastech Corporation at $3.62 per share, a 20% premium over the average closing price for a 15-day trailing period, with gross proceeds of approximately $4,000,000. The Company also issued warrants to purchase 450,000 shares of its Common Stock at exercise prices between $4.34 and $6.125 per share.

     In January 2000, the Company issued 362,524 shares of its common stock to the Secured Subordinated Convertible Debenture holders at an average price of $5.55 per share, upon conversion of approximately $925,000 in princpal and accrued interest.

     On March 23, 2000, H&QGF agreed to increase the capacity under the equity line agreement from $3 million to $5 million and to extend the term of the agreement through July 31, 2000 in exchange for warrants to purchase 43,632 shares of the Company's Series E Convertible Preferred Stock. This amendment is subject to NASD approval, if required.

19. EVENTS (UNAUDITED) SUBSEQUENT TO DATE OF INDEPENDENT AUDITORS REPORT

     In February 2000, the Company drew $500,000 on its H&QGF Agreement and consequently issued 74,460 shares of Series E Convertible Preferred Stock at $6.715 per share. In March 2000, the Company drew $500,000 on its H&QGF Agreement and consequently issued 44,332 shares of Series E Convertible Preferred Stock at $11.28 per share.

     In March 2000, the Company issued 120,050 shares of its common stock to the Secured Subordinated Convertible Debenture holders at an average price of $5.55 per share, upon conversion of approximately

              VCAMPUS CORPORATION (FORMERLY UOL PUBLISHING, INC.)

$666,000 in principal and accrued interest. No principal is outstanding under the convertible debentures subsequent to March, 2000.

20. MANAGEMENT'S PLANS

     The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures. The Company intends to fund operating cash deficits with cash raised during early 2000 from Mastech and H&QGF. See Notes 18 and 19.

21. PRO FORMA (UNAUDITED)

     The pro forma balance sheet as of December 31, 1999 reflects (i) the private placement of the Company's common stock completed in January 2000, (ii) the issuance of Series E Convertible Preferred Stock in February and March 2000, and (iii) the issuance of common stock upon conversion of the Company's Secured Subordinated Convertible Debentures between January and March 2000. See Notes 18 and 19.

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

Date: March 30, 2000

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

                     SIGNATURE                                   CAPACITY                    DATE
                     ---------                                   --------                    ----

             /s/ NARASIMHAN P. KANNAN                 Director and Chief Executive      March 30, 2000
---------------------------------------------------     Officer (Principal Executive
               Narasimhan P. Kannan                     Officer)

              /s/ MICHAEL A. SCHWIEN                  Chief Financial Officer           March 30, 2000
---------------------------------------------------     (Principal Financial and
                Michael A. Schwien                      Accounting Officer)

               /s/ EDSON D. DECASTRO                  Director                          March 30, 2000
---------------------------------------------------
                 Edson D. Decastro

              /s/ BARRY K. FINGERHUT                  Director                          March 30, 2000
---------------------------------------------------
                Barry K. Fingerhut

                /s/ KAMYAR KAVIANI                    Director                          March 30, 2000
---------------------------------------------------
                  Kamyar Kaviani

              /s/ WILLIAM E. KIMBERLY                 Director                          March 30, 2000
---------------------------------------------------
                William E. Kimberly

                 /s/ JOHN D. SEARS                    Director                          March 30, 2000
---------------------------------------------------
                   John D. Sears

---------------------------------------------------   Director                          March   , 2000
               Steven M. H. Wallman

                 /s/ ASHOK TRIVEDI                    Director                          March 30, 2000
---------------------------------------------------
                   Ashok Trivedi

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNT AND RESERVE
                                 (IN THOUSANDS)

VCAMPUS CORPORATION

                                                    BALANCE AT
                                                   BEGINNING OF                             BALANCE AT
                 CLASSIFICATION                       PERIOD      ADDITIONS   DEDUCTIONS   END OF PERIOD
                 --------------                    ------------   ---------   ----------   -------------
Allowance for doubtful accounts :
Year ended December 31, 1997.....................      $ 36        $  703*      $   --         $739
Year ended December 31, 1998.....................       739         1,293        1,465          567
Year ended December 31, 1999.....................       567           257          682          142

---------------
* Includes additions of $253,500 from purchase price adjustments resulting from the acquisitions of Ivy Software, Inc., Cooper & Associates, Inc. (d/b/a Teletutor), and HTR, Inc.