Form 10-K/A
period 1999-12-31
VCAMPUS CORP
filed 2000-05-01
CIK 943742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

COMMISSION FILE NUMBER 0-21421

                               VCAMPUS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                                 54-1290319
-----------------------------------------------------            -----------------------------------
            (State or other jurisdiction of                     (I.R.S.  Employer Identification No.)
            incorporation or organization)

       1850 Centennial Park Drive
                Suite 200
             Reston, Virginia                                                   20191
-----------------------------------------------------            ---------------------------------
   (Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code: 703-893-7800

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($0.01 par value per share)
----------------------------------------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

       The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on April 28, 2000, on the Nasdaq SmallCap Market was approximately $35,368,337 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of April 25, 2000, the registrant had outstanding 8,046,143 shares of Common Stock.

                                    PART III

       Certain information required by Part III was omitted from the Company's report on Form 10-K filed on March 30, 2000, because at that time the Company intended to file a definitive proxy statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Because the Company no longer intends to file the Proxy Statement within such 120-day period, the omitted information is filed herewith and provided below as required. The "Company" refers collectively to VCampus Corporation and its subsidiaries: Cognitive Training Associates, Inc., a Texas corporation ("CTA"); Cooper & Associates, Inc., an Illinois corporation, d/b/a Teletutor ("Teletutor"); HTR, Inc., a Delaware Corporation ("HTR"); and UOL Leasing, Inc., a Delaware corporation.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            As of April 30, 2000, the directors of the Company were as follows:

Name                                                                         Age        Director Since
----                                                                         ---        --------------
Narasimhan P. Kannan...............................................           51              1984
Edson D. deCastro..................................................           61              1994
Barry K. Fingerhut.................................................           54              1996
Kamyar Kaviani.....................................................           38              1997
William E. Kimberly................................................           67              1995
John D. Sears......................................................           45              1998
Steven M. H. Wallman...............................................           46              1997
AshokTrivedi.......................................................           51              2000

       Narasimhan P. "Nat" Kannan has served as our Chief Executive Officer and Chairman of the Board of Directors since he founded the Company in 1984. Prior to founding the Company, he co-founded Ganesa Group, Inc., a developer of interactive graphics and modeling software, in 1981. Prior thereto, he served as a consultant to Booz Allen and Hamilton, Inc., the MITRE Corporation, The Ministry of Industry of the French Government, the Brookhaven and Lawrence Livermore National Laboratories, the White House Domestic Policy Committee on Energy, and Control Data Corporation. He serves on the board of directors of TV on the Web, Inc. He holds a B.S. in Engineering from the Indian Institute of Technology in Madras, India, and he performed advanced graduate work in business and engineering at Dartmouth College.

       Edson D. deCastro has been a director since 1994. From June 1995 to January 1997 Mr. deCastro served as Chief Executive Officer of Xenometrix, Inc. and served as its Chairman from 1992 until November 1997. Mr. deCastro was the founder of Data General Corporation and served as its Chief Executive Officer from 1968 to 1990. From January 1990 to June 1995, Mr. deCastro was an independent contractor. Mr. deCastro now works as a consultant. Mr. deCastro also serves on the boards of directors of Boston Life Sciences, Inc., Avax Technologies, Inc., Eprise Corp. and Healthgate Data Corp., all public companies. He holds a B.S. in Electrical Engineering from the University of Lowell.

       Barry K. Fingerhut has been a director since August 1996. Since 1981 he has been employed by GeoCapital, a registered investment advisor, and has served as its Portfolio Manager and President since 1991. Mr. Fingerhut is an officer of the General Partner of each of Wheatley Partners, L.P. and Wheatley Foreign Partners L.P., both investment partnerships. In addition, he is co-founder and General Partner of Applewood Associates, L.P. and an officer of a General Partner of 21st Century Communications Partners, L.P., also an investment partnership. Mr. Fingerhut serves as a director of Millbrook Press, Inc., Carriage Services, Inc. and several private companies. Mr. Fingerhut holds a B.S. from the University of Maryland and an M.B.A. with a concentration in Finance/Investments from New York University.

       Kamyar Kaviani has been a director since November 1997. Mr. Kaviani joined us as Executive Vice President upon our acquisition of HTR, Inc. in October 1997. Prior to such acquisition, Mr. Kaviani co-founded HTR in 1987 and has served as its Chairman and Chief Executive Officer since that time. Mr. Kaviani holds a B.A. in Economics from the University of Maryland.

       William E. Kimberly has been a director since October 1995. Mr. Kimberly served as the President of the Manchester Group, Ltd., an investment banking firm, from 1990 to 1994, and as Chairman of NAZTEC International Group, Inc., its successor, since 1994. Prior thereto, Mr. Kimberly served in various senior executive capacities for 23 years for Kimberly Clark Corporation. Mr. Kimberly also serves as a director of Sytel Corporation. He is a member of the Board of Trustees of The Asheville School and the Pan American Development Foundation.

       John D. Sears has been a director since 1998 and has been employed in various executive capacities by the University of Phoenix since 1987, currently serving as Vice President of the Office of Institutional Development, and prior thereto as the Vice President of the Center for Distance Education. Mr. Sears holds a B.A. from the University of Notre Dame and a Masters in Business Administration from the University of Denver.

       Steven M. H. Wallman has been a director since November 1997. From July 1994 to October 1997, Mr. Wallman served as a Commissioner of the U.S. Securities and Exchange Commission. From 1986 to 1994, he was a partner with the law firm of Covington & Burling. Mr. Wallman now serves as a Non-Resident Senior Fellow at The Brookings Institution, Washington, D.C., as a consultant, and since July 1998 has served as the Chief Executive Officer and a director of FOLIO[fn] Inc., a private internet financial services company. He holds an S.B. from the Massachusetts Institute of Technology, an S.M. from the Massachusetts Institute of Technology, Sloan School of Management, and a J.D. from Columbia University School of Law.

       Ashok Trivedi has been a director since March 2000. Mr. Trivedi is the Co-Chairman, President and Co-Founder of iGate Capital Corporation (f/k/a Mastech Corporation), a corporation founded in 1986. Prior thereto, Mr. Trivedi served as Product Manager for Unisys Corporation, where he was employed for 12 years. Mr. Trivedi holds a Masters in Business Administration from Ohio University as well as Masters and Bachelors degrees in Physics from Delhi University in India.

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Pursuant to Section 16(a) of the Exchange Act, directors and executive officers of the Company are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Company's equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, there were no reports required under Section 16(a) of the Exchange Act which were not timely filed during the fiscal year ended December 31, 1999.

ITEM 11.    EXECUTIVE COMPENSATION.

     Summary Compensation

       The following table sets forth all compensation paid by us for services rendered to us in all capacities for the fiscal years ended December 31, 1997, 1998 and 1999 to our Chief Executive Officer our four other highest-paid executive officers who earned at least $100,000 in the respective fiscal year (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Long-Term
                                                                                                 Compensation
                                                                       Annual Compensation          Awards
-----------------------------------------------------------------------------------------------------------------------------
                                                Fiscal                                           Stock Options     All Other
Name and Principal Position                      Year                Salary          Bonus         (Shares)      Compensation
-------------------------------------          --------            ----------      ---------     -------------  ---------------
Narasimhan P. Kannan.........................    1999                $180,000       $  3,900        102,000       $  1,242(3)
     Chairman and                                1998                $195,000(1)    $   --          189,013       $ 46,077(2)
     Chief Executive Officer                     1997                $164,123       $ 32,500           --         $  1,080(3)


Kamyar Kaviani...............................    1999                $149,903       $ 73,250          2,000       $  9,600(4)
     Executive Vice President                    1998                $154,583       $310,500           --         $  9,600(4)
                                                 1997                $113,595       $   --           70,900       $      --

Farzin Arsanjani.............................    1999                $150,000       $ 73,250          2,000       $  9,600(4)
     Executive Vice President                    1998                $154,583       $310,500         20,000       $  9,600(4)
                                                 1997                $112,732       $   --           70,900       $      --

Michael W. Anderson..........................    1999                $159,996       $  3,467         12,000       $      --
     Chief Operating Officer                     1998                $144,848       $   --           70,300       $      --
                                                 1997                $138,337       $ 25,833           --         $ 12,155(5)
Michael A. Schwien.............................  1999                $101,457       $  2,492         32,000       $      --
     Acting Chief Financial Officer

----------
(1) Includes $15,000 of salary for Mr. Kannan from December 1997 that was paid in 1998.

(2) Consists of $1,566 of taxable premiums paid for life insurance and $44,511 of accrued vacation paid in the form of Common Stock.

(3)    Consists of taxable premiums paid for life insurance.

(4)    Consists of expenses for automobile allowance.

(5)    Consists of moving expenses.



     Option Grants, Exercises and Holdings and Fiscal Year-End Option Values.

            The following table summarizes all option grants during the year ended December 31, 1999 to the Named Officers:

              OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 1999


                                                                                                   Potential Realizable
                                                                                                     Value at Assumed
                                 Number of        % of Total                                      Annual Rates of Stock
                                   shares          Options        Exercise                        Price appreciation for
                                 Underlying       Granted to      or Base                             Option Term(1)
                                  Options         Employees      Price per     Expiration       ----------------------------
Name                              Granted          in 1999         Share          Date             5%                10%
---------------------------     ------------   --------------  -------------  -------------     -----------    -------------
Narasimhan P. Kannan.......      100,000           28.9%           $3.75          9/09/09       $235,835            $597,653
                                   2,000            0.6%           $3.75          9/09/09        $ 4,717             $11,953

Kamyar Kaviani.............        2,000            0.6%           $3.75          9/09/09        $ 4,717             $11,953

Farzin Arsanjani...........        2,000            0.6%           $3.75          9/09/09        $ 4,717             $11,953

Michael Anderson...........       10,000            2.9%           $3.75          9/09/09        $23,584             $59,765
                                   2,000            0.6%           $3.75          9/09/09        $ 4,717             $11,953

Michael A. Schwien.........       30,000            8.7%           $3.75          9/09/09        $70,751            $179,296
                                   2,000            0.6%           $3.75          9/09/09         $4,717             $11,953

---------------------------------
(1) The compounding assumes a 10-year exercise period for all option grants. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table may not be necessarily achieved.

       No stock options were exercised by the Named Officers during 1999. The following table sets forth certain information concerning the number and value of unexercised options held by the Named Officers as of December 31, 1999:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES




                                                Number of Securities                          Value of Unexercised
                                           Underlying Unexercised Options                     In-the-Money Options
                                                at December 31, 1999                         at December 31, 1999 (1)
                                       -----------------------------------------    --------------------------------------------
Name                                   Exercisable(2)           Unexercisable(2)    Exercisable(2)              Unexercisable(2)
                                       --------------           ----------------    --------------              ----------------
Narasimhan P. Kannan..................   28,513                    262,500                $0                            $0
Kamyar Kaviani........................   15,500                     57,400                $0                            $0
Farzin Arsanjani......................   15,500                     77,400                $0                            $0
Michael W. Anderson...................   38,812                     95,000                $0                            $0
Michael A. Schwien....................    4,500                     50,000                $0                            $0

----------

(1) Options are considered in-the-money if the market value of the shares covered thereby is greater than the option exercise price. None of the listed options had any value at December 31, 1999 because all of their exercise prices were higher than the fair market value of the shares on that date ($3.125), as quoted on the Nasdaq Stock Market.

(2) The first number represents the number or value (as called for by the appropriate column) of exercisable options; the second number represents the number or value (as appropriate) of unexercisable options.

EMPLOYMENT AGREEMENTS

       Under the terms of our form of employment agreement for executive officers, such officers are entitled to annual incentive-based bonus compensation of up to 50% of their base salary. The exact amount of such compensation is determined by the Board of Directors, generally based upon the achievement of specified performance goals established by the Board. Under such agreements, executive officers are also eligible to participate in all employee benefit plans and programs that we offer to our executive employees and are entitled to reimbursement for all documented reasonable business expenses they incur. Generally, consistent with Company policies, in the event that an executive officer is terminated without cause or resigns for good cause, we are required under our form of employment agreement to continue paying salary to such officer for six to nine months as severance.

       Mr. Kannan's employment agreement with the Company provides for an annual base salary of $180,000. The term of the agreement expired in June 1999, but the agreement is subject to and continues under automatic one-year renewal terms. In the event of a material change in Mr. Kannan's duties, titles, authority or position with the Company, he may elect, in lieu of receiving his severance pay, to enter into a consulting arrangement with the Company, whereby Mr. Kannan would provide consulting services to the Company for a period of one year and be paid $750 per day for providing such services.

COMPENSATION OF DIRECTORS

       All directors are reimbursed for expenses incurred in connection with each board committee meeting attended.

       The 1996 Plan provides for the grant of nonstatutory options to our non-employee directors. The 1996 Plan provides automatic grants on January 1 of each year to directors who are not employees of the Company of an option to purchase 10,000 shares. In addition, in the case of a new director, automatic grants shall be effective upon such director's initial election or appointment to the Board with the number of underlying shares equal to the product of 2,500 multiplied by the number of regularly scheduled meetings remaining in that year. Subject to continued status as a director, options vest 25% per year on each of the fifth, sixth, seventh and eighth anniversaries of the date of grant; provided, however, that 2,500 shares vest on each date the director attends a Board meeting in person during that year. In addition, such director will automatically be granted a fully-vested option to purchase an additional 2,500 shares on each date the director attends a meeting of a committee of the Board other than on the same day or within one day of a Board meeting.

       Under the 1996 Plan, during 1999 the non-employee directors received options as follows: Mr. Fingerhut - 10,000; Mr. Wallman - 17,500; Mr. Kimberly - 17,500; Mr. Sears - 10,000; and Mr. deCastro - 10,000.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

       The Compensation Committee (the "Committee") of the Board of Directors is responsible for establishing compensation policy and administering the compensation programs of our executive officers. The purpose of this report is to inform stockholders of our compensation policies for executive officers and the rationale for the compensation paid to executive officers in 1999.

       The Compensation Committee of the Board of Directors, consisting entirely of non-employee directors, approves all policies under which compensation is paid or awarded to the Company's executive officers. The Compensation Committee is currently composed of Messrs. Fingerhut and deCastro. The members of the Compensation Committee also administer the Company's stock plans.

       For compensation paid to the Chief Executive Officer and other Named Officers in 1999, no reference was made to the data for comparable companies included in the performance graph included in this proxy statement under the heading "-- Performance Graph" (the "Performance Graph").

       Compensation Philosophy. Our executive compensation program has three objectives: (1) to align the interests of the executive officers with the interest of our stockholders by basing a significant portion of an executive's compensation on our performance; (2) to attract and retain highly talented and productive executives; and (3) to provide incentives for superior performance by our executives. To achieve these objectives, the Compensation Committee has crafted a program that consists of base salary, short-term incentive compensation in the form of cash bonuses and long-term incentive compensation in the form of stock options. These compensation elements are in addition to the general benefits programs which we offer to all of our employees.

       Each year, the Compensation Committee reviews our executive compensation program. In its review, the Compensation Committee studies the compensation packages for executives of companies at a comparable stage of development and in our geographical area, assesses the competitiveness of our executive compensation program and reviews our financial and operational performance for the previous fiscal year. The Compensation Committee also gauges the success of the compensation program in achieving its objectives in the previous year, and considers our overall performance objectives.

       Each element of our executive compensation program is discussed below.

       Base Salaries. The Compensation Committee annually reviews the base salaries of our executive officers. The base salaries for our executive officers for 1999 were established at the beginning of that fiscal year, or when the executive joined us, as the case may be. In addition to considering the factors listed in the foregoing section that support our executive compensation program generally, the Compensation Committee reviews the responsibilities of the specific executive position and the experience and knowledge of the individual in that position. The Compensation Committee also measures individual performance based upon a number of factors, including measurement of our historic and recent financial and operational performance and the individual's contribution to that performance, the individual performance on non-financial goals and other contributions of the individual to our success, and gives each of these factors relatively equal weight without confining its analysis to a rigorous formula. As is typical of most corporations, the actual payment of base salary is not conditioned upon the achievement of any predetermined performance targets.

       Incentive Compensation. Cash bonuses established for executive officers are intended to motivate the individual to work hard to achieve our financial and operational performance goals or to otherwise incent the individual to aim for a high level of achievement on our behalf in the coming year. Because we have been in the early stages of development, we have not historically paid cash bonuses. However, in 1999, we paid bonuses to the HTR executives pursuant to the terms of the HTR acquisition effected in October 1997. The Compensation Committee does not have an exact formula for determining bonus payments, but has established general target bonus levels (up to a maximum of 50% of base salary) for executive officers based in relatively equal measures upon the Compensation Committee's subjective assessment of our projected revenues and net income, and other operational and individual performance factors. The Committee may adjust these targets during the year.

       Long-Term Incentive Compensation. Our long-term incentive compensation plan for our executive officers is based upon our stock plans. We believe that placing a portion of our executives' total compensation in the form of stock options achieves three objectives. It aligns the interest of our executives directly with those of our stockholders, gives executives a significant long-term interest in our success and helps us retain key executives. Options generally vest over a three to five-year period based upon continued employment. In December 1996, and again in May and December 1998, we granted performance-based options to the Chief Executive Officer and various other executive officers. These grants vest ratably over four years beginning five years from the date of grant, subject to accelerated vesting in full during the first four years after the grant date if the fair market value of our Common Stock over consecutive 20 trading days is greater than a target price representing a four-year compounded return of 22.5% per year on the stock's fair market value at the date of grant. In September 1999, we granted an option to the Chief Executive Officer to purchase 100,000 shares, one-fourth fully vested upon grant and the balance vesting equally over three years based upon continued employment. These options were intended to provide a substitute incentive for warrants held by the Chief Executive Officer that expired in 1999.

       In determining the number of options to grant an executive, the Board primarily considered the executive's past performance and the degree to which an incentive for long-term performance would benefit us, as well as the number of shares and options already held by the executive officer. It is the Compensation Committee's policy to grant options at fair market value unless particular circumstances warrant otherwise.

       Benefits. We believe that we must offer a competitive benefit program to attract and retain key executives. During fiscal 1999, we provided the same medical and other benefits to our executive officers that are generally available to our other employees.

       Compensation of the Chief Executive Officer. The Chief Executive Officer's compensation is based upon the same elements and measures of performance as is the compensation for our other executive officers. The Compensation Committee approved a base salary for Mr. Kannan for 1999 of $180,000. In structuring the compensation of Mr. Kannan, the Compensation Committee considered the alignment of his compensation package with the financial performance of the Company to be essential. A bonus of $3,900 was paid to Mr. Kannan for 1999.

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

       Neither the material in this report, nor the Performance Graph, is soliciting material, is or will be deemed filed with the Securities and Exchange Commission or is or will be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

                          Submitted by:           THE COMPENSATION COMMITTEE
                                                  Edson D. deCastro
                                                  Barry K. Fingerhut

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Compensation Committee of the Board of Directors consists of Messrs. deCastro and Fingerhut, none of whom was at any time during the fiscal year ended December 31, 1999 or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Board of Directors or the Compensation Committee of the Company.

PERFORMANCE GRAPH

       The following graph shows an approximately two-year(1) comparison of cumulative total stockholder returns(2) for the Company, the CRSP Total Market Return Index of the Nasdaq Stock Market and CRSP Nasdaq Non-Financial Stocks Total Return Index. (The "CRSP" is the Center for Research in Securities Prices at the University of Chicago.) The graph assumes that $100 was invested on November 26, 1996 (the effective date of the Company's initial public offering) in each of the Company's Common Stock, the stocks in the CRSP Total Market Return Index of the Nasdaq Stock Market and the stocks in the CRSP Nasdaq Non-Financial Stocks Index.




                              [PERFORMANCE GRAPH]

----------------------------------------------------------------------------------------------------------------------------------
                                         11/26/96             12/31/96          12/31/97          12/31/98           12/31/99
----------------------------------------------------------------------------------------------------------------------------------
VCMP                                          100.00            101.92               126.92             45.69              24.03
----------------------------------------------------------------------------------------------------------------------------------
NASDAQ CRSP Total                             100.00            100.81               123.35            170.35             312.01
----------------------------------------------------------------------------------------------------------------------------------
NASDAQ Non-Financial                          100.00            100.69               118.19            173.11             332.95
----------------------------------------------------------------------------------------------------------------------------------

----------

(1) Indicates comparison of total return for all of 1997, 1998 and 1999 and solely for that period of 1996 (November 26, 1996 - December 31, 1996) during which the Company's Common Stock was registered under Section 12 of the Exchange Act.

(2) Total return assumes reinvestment of dividends. Total returns for the Nasdaq Stock Market and the Nasdaq Non-Financial Stocks indices are weighted based on market capitalization.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information regarding the ownership of shares of our Common Stock and Preferred Stock as of April 25, 2000 by (1) each person known by us to beneficially own more than 5% of the outstanding shares of any class of our capital stock, (2) each of our directors and director nominees, (3) each of the Named Officers, as listed under "-- Executive Compensation -- Summary Compensation" below, and (4) all of our directors and executive officers as a group. As of April 25, 2000 we had outstanding (a) 8,046,143 shares of Common Stock, (b) 623,339 shares of Series C Preferred Stock (convertible into 755,549 shares of Common Stock based on a conversion ratio of 1.2121-for-1), (c) 1,073,370 shares of Series D Preferred Stock convertible into Common Stock on a one-for-one basis, and (d) 127,913 shares of Series E Preferred Stock convertible into Common Stock on a one-for-one basis. Share ownership in the case of Common Stock includes shares issuable upon conversion of Preferred Stock into Common Stock, and exercise of warrants and options that may be exercised in each case within 60 days after April 25, 2000 for purposes of computing the percentage of Common Stock owned by such person but not for purposes of computing the percentage owned by any other person. Percentage voting power is calculated assuming the Common Stock and all series of Preferred Stock vote together as one class with each share of Common Stock and Preferred Stock entitled to one vote. Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock and Preferred Stock indicated below.

                            Shares Beneficially Owned
                        --------------------------------------------------------


                                                                                   Series C                     Series D
Name                                               Common Stock                  Preferred Stock              Preferred Stock
----                                      --------------------------    -----------------------------  ----------------------------
                                          Number of       Percent of      Number of       Percent of     Number of       Percent of
                                            Shares          Shares          Shares          Class          Shares          Class
                                            ------          ------          ------          -----          ------          -----

Barry K. Fingerhut (1)(10).............   1,485,857           16.5%         229,839           36.9%        409,090           38.1%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

iGate Capital Corporation (2)..........   1,436,253           17.2%              --              --             --              --
  1004 McKee Road
  Oakdale, PA 15071

Barry Rubenstein(3)(10)................   1,201,332           13.5%         218,612           35.1%        381,817           35.6%
  68 Wheatley Road
  Brookville, NY 11545

Irwin Lieber(4)(10)....................   1,176,502           13.2%         207,387           33.3%        381,817           35.6%
  80 Cuttermill road, Suite 311
  Great Neck, NY 11021

Seth Lieber(5)(10).....................   1,109,012           12.6%         192,025           30.8%        363,636           33.9%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

Jonathan Lieber(6)(10).................   1,106,200           13.1%         192,025           30.8%        363,636           33.9%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

Wheatley Partners, L. P.(7)(10)........   1,099,666           12.5%         189,071           30.3%        363,636           33.9%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

Wheatley Foreign Partners, L. P. (8)(10)  1,099,666          12.5%         189,071           30.3%        363,636            33.9
   Third Floor, One Capital Place
  George Town, Grand Cayman
  Cayman Islands, B. W. I

Wheatley Partnres, LLC(9)(10)..........   1,099,666           12.5%         189,071           30.3%        363,636           33.9%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

US West Internet Ventures, Inc(11).....     714,284            8.5%        --                    --             --              --

Hambrecht & Quist Guaranty Finance, LLC     127,913            1.6%        --                    --             --              --
  One Bush Street
  San Francisco, CA 94101

Kamyar Kaviani(12).....................     318,061            3.9%        --                    --         68,358            6.4%

Farzin Arsanjani(13)...................     228,315            2.8%        --                    --         56,834            5.3%

Narasimhan P. Kannan(14)...............     218,020            2.7%        --                    --             --              --

William E. Kimberly(15)................      95,915            1.2%        --                    --             --              --

Steven M. H. Wallman(16)...............      71,923               *        --                    --             --              --

Michael W. Anderson(17)................      39,112               *        --                    --             --              --

Michael A. Schwien(18).................      35,750               *        --                    --             --              --

Edson D. deCastro(18)                        24,298               *        --                    --             --              --



                                                    Series E                 Percentage
Name                                             Preferred Stock               Total
----                                       -----------------------------       Voting
                                             Number of       Percent of         Power
                                               Shares          Class         ----------
                                               ------          -----

Barry K. Fingerhut (1)(10).............       --              --             12.0%
  80 Cuttermill Road, Suite 311
Great Neck, NY 11021

iGate Capital Corporation (2)..........       --              --             11.5%
  1004 McKee Road
  Oakdale, PA 15071

Barry Rubenstein(3)(10)................       --              --              9.5%
  68 Wheatley Road
  Brookville, NY 11545

Irwin Lieber(4)(10)....................       --              --              9.4%
  80 Cuttermill road, Suite 311
  Great Neck, NY 11021

Seth Lieber(5)(10).....................       --              --              8.9%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

Jonathan Lieber(6)(10).................       --              --              8.8%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

Wheatley Partners, L. P.(7)(10)........       --              --              8.8%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

Wheatley Foreign Partners, L. P. (8)(10)      --              --              8.8%
   Third Floor, One Capital Place
  George Town, Grand Cayman
  Cayman Islands, B. W. I

Wheatley Partnres, LLC(9)(10)..........       --              --              8.8%
  80 Cuttermill Road, Suite 311
  Great Neck, NY 11021

US West Internet Ventures, Inc(11).....       --              --              3.6%

Hambrecht & Quist Guaranty Finance, LLC    127,913           100%             1.3%
  One Bush Street
  San Francisco, CA 94101

Kamyar Kaviani(12).....................       --              --              3.1%

Farzin Arsanjani(13)...................       --              --              2.2%

Narasimhan P. Kannan(14)...............       --                              1.9%

William E. Kimberly(15)................       --              --                 *

Steven M. H. Wallman(16)...............       --              --                 *

Michael W. Anderson(17)................       --              --                 *

Michael A. Schwien(18).................       --              --                 *

Edson D. deCastro(18)                         --              --                 *

John D. Sears(18)......................        17,500               *              --              --             --              --

Ashok Trivedi(18)......................         2,500              --              --              --             --              --

All directors and executive officers as a   2,539,751           27.1%         229,839           36.7%        534,282           49.4%
group (8 directors and 5 executive
officers)(19)

John D. Sears(18)......................       --              --                 *

Ashok Trivedi(18)......................       --              --                 *

All directors and executive officers as a     --              --             20.0%
group (8 directors and 5 executive
officers)(19)





            ----------
  *    Less than one percent.

(1) Consists of: (i) 228,054 shares of Common Stock, 45,835 shares of Common Stock issuable upon conversion of Series C Preferred Stock, 45,454 shares of Common Stock issuable upon conversion of Series D Preferred Stock, 37,814 shares of Common Stock issuable upon exercise of warrants which are currently exercisable and 22,500 shares of Common Stock issuable upon exercise of options which are currently exercisable, all held by Mr. Fingerhut; (ii) 298,242 and 19,541 shares of Common Stock, 211,231 and 17,945 shares of Common Stock issuable upon conversion of Series C Preferred Stock, 335,162 and 28,474 shares of Common Stock issuable upon conversion of Series D Preferred Stock and 174,266 and 14,805 shares of Common Stock issuable upon exercise of warrants which are currently exercisable, all held by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., respectively, two investment partnerships of which Mr. Fingerhut serves as an officer of the General Partner; and (iii) 3,580 shares of Common Stock issuable upon conversion of Series C Preferred Stock and 2,954 shares of Common Stock issuable upon exercise of warrants which are currently exercisable held in a joint account with respect to which Mr. Fingerhut has investment and voting power. Mr. Fingerhut disclaims beneficial ownership of the shares held by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his pecuniary interest therein.

(2)    Includes 300,000 shares issuable upon exercise of a warrant.

(3) Consists of 1,099,666 shares beneficially owned by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to each of which Mr. Rubenstein is the CEO of the general partner, and 35,806 shares of Common Stock issuable upon conversion of Series C Preferred Stock, 18,181 shares of Common Stock issuable upon conversion of Series D Preferred Stock, 29,541 shares of Common Stock issuable upon exercise of warrants and 18,138 shares of Common Stock, held by three investment partnerships with respect to which Mr. Rubenstein is a general partner.

(4) Consists of: (i) 1,099,666 shares beneficially owned by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P. , with respect to each of which Mr. Leiber may be deemed to share voting and dispositive power;
       (ii) 4,297 shares of Common Stock issuable upon conversion of Series C Preferred Stock and 3,545 shares of Common Stock issuable upon exercise of a warrant, both held by Mr. Leiber's child; and (iii) 14,771 shares of Common Stock issuable upon exercise of a warrant, 17,904 shares of Common Stock issuable upon exercise of Series C Preferred Stock, 18,181 shares of Common Stock issuable upon exercise of Series D Preferred Stock and 18,138 shares of Common Stock, all held by Mr. Leiber.

(5) Consists of: (i) 1,099,666 shares beneficially owed by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to which Mr. Leiber may be deemed to share voting and dispositive power; and (ii) 2,954 shares of Common Stock issuable upon exercise of a warrant, 3,580 shares of Common Stock issuable upon conversion of Series C Preferred Stock and 2,812 shares of Common Stock, all held by Mr. Leiber.

(6) Consists of: (i) 1,099,666 shares beneficially owned by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to which Mr. Leiber may be deemed to share voting and dispositive power; and (ii) 3,580 shares of Common Stock issuable upon conversion of Series C Preferred Stock and 2,954 shares of Common Stock issuable upon exercise of a warrant, all held by Mr. Leiber.

(7) Includes: (i) 211,231 shares of Common Stock issuable upon conversion of Series C Preferred Stock; (ii) 174,266 shares of Common Stock issuable upon exercise of warrants which are currently exercisable; (iii) 335,162 shares of Common Stock issuable upon conversion of Series D Preferred Stock; and (iv) 19,541 shares of Common Stock, 14,805 shares of Common Stock issuable upon exercise of a warrant, 17,945 shares of Common Stock issuable upon conversion of Series C Preferred Stock and 28,474 shares of Common Stock issuable upon conversion of Series D Preferred Stock, all held by Wheatley Foreign Partners, L.P. Wheatley Partners, L.P. disclaims beneficial ownership of the shares held by Wheatley Foreign Partners, L.P., except to the extent of its pecuniary interest therein.

(8) Includes 1,018,901 shares beneficially held by Wheatley Partners, L.P. Wheatley Foreign Partners, L.P. disclaims beneficial ownership of such securities, except to the extent of its pecuniary interest therein.

(9) Consists of 1,099,666 shares beneficially owned by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to each of which Wheatley Partners, LLC is a general partner.

(10) Based on the Schedule 13D amendment filed as of August 11, 1999 with the SEC by this stockholder and a group of affiliated investors. These share numbers also include the annual 5% dividend on the Series D Preferred Stock paid in shares of Common Stock in June and December 1999.

(11) Includes 357,142 shares of common stock issuable upon exercise of a warrant that is currently exercisable. Excludes 357,142 shares of common stock issuable upon exercise of a warrant that is not exercisable within 60 days from the Record Date.

(12) Includes 15,500 shares of Common Stock issuable upon exercise of options which are currently exercisable and 68,358 shares of Common Stock issuable upon conversion of Series D Preferred Stock.

(13) Includes 56,834 shares of Common Stock issuable upon conversion of Series D Preferred Stock and 15,500 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(14) Includes 169,092 shares of Common Stock held by two trusts of which Mr. Kannan and his wife are co-trustees; 8,513 shares of Common Stock held by a limited partnership as to which Mr. Kannan and his wife are the general partners, and 28,513 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(15) Includes 44,298 shares of Common Stock issuable upon exercise of options which are currently exercisable, as well as 8,344 outstanding shares of Common Stock held by Elena Kimberly, Mr. Kimberly's wife.

(16) Includes 37,500 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(17) Includes 38,812 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(18) Consists of shares of Common Stock issuable upon exercise of options which are currently exercisable.

(19) Includes the shares (including shares underlying options and warrants) discussed in footnotes (12) - (18).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       In December 1996, the Company loaned Nat Kannan, our founder, Chief Executive Officer and Chairman, $100,000 to help satisfy Mr. Kannan's income tax withholding obligations relating to back wages paid to Mr. Kannan by us in 1996. The largest outstanding principal amount under the loan, together with interest accrued thereon, during 1999 was approximately $124,182. The loan bears interest at the prime rate, as announced from time to time by First Union National Bank, minus one percent with principal and accrued interest payable in full upon demand.

       In May 1999, we raised approximately $1.3 million through a private placement of 448,297 shares of common stock at a price of $2.9375 per share. Barry K. Fingerhut, a director and one of our largest beneficial stockholders, purchased an aggregate of 102,127 of such shares for an aggregate consideration of $300,000. The holders of shares issued in this financing are entitled to certain registration rights.

       In January 2000, we raised approximately $4.0 million through a strategic private placement to Mastech Corporation (now iGate Capital Corporation) of 1,136,253 shares of common stock, representing approximately 19.9% of our outstanding common stock, at $3.62 per share. This price represented a 20% premium above the average closing price of our common stock for a 15-day trailing period. In addition, we granted iGate a warrant to purchase an additional 450,000 shares of common stock for a period of one year at a 20% premium to market at the date of exercise, subject to a floor of $4.34 pre share and a ceiling of $6.125 per share. The holders of shares issued in this financing are entitled to certain registration rights. As part of this strategic investment, Ashok Trivedi, iGate's Chairman, President and 29.6% shareholder, was subsequently appointed to our Board and is included in management's slate of nominees for election to our Board by the shareholders at the Meeting.

       In April 2000, we raised $2.5 million through a strategic private placement to US West Internet Ventures, Inc., a subsidiary of US West, Inc., of 357,142 shares of common stock, representing approximately 4.4% of our outstanding common stock, at $7.00 per share (the closing price of our common stock on the date of issuance). In addition, we granted US West a five-year warrant to purchase an additional 714,284 shares of common stock at $7.00 per share. One-half of the warrant shares are immediately exercisable and the remaining shares become exercisable on April 20, 2001. The holders of shares issued in this financing are entitled to certain registration rights. As part of this strategic investment, US West was granted the right to designate one representative for election to the Board.

       We have adopted a policy that all future transactions between us and our executive officers, directors and other affiliates must be approved by a majority of the members of our Board of Directors and by a majority of the disinterested members of our Board of Directors, and must be on terms no less favorable to us than could be obtained from unaffiliated third parties. Any new loans or advances with insiders and any forgiveness of loans to insiders must be for a bona fide business purpose and be approved by a majority of the independent members of our Board of Directors who do not have an interest in the transactions.

       All past transactions involving insiders were approved by at least a majority of our independent and disinterested directors at the time of the transactions. All ongoing transactions involving insiders have been approved by a majority of our independent and disinterested directors.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VCAMPUS CORPORATION



                                     By:  /s/ NARASIMHAN P. KANNAN
                                         ---------------------------------
                                                 Narasimhan P. Kannan,
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

Date: April 30, 2000