Form 10-Q
period 2000-03-31
VCAMPUS CORP
filed 2000-05-15
CIK 943742

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

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ]       TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________ TO ________.

                            ------------------------
                         COMMISSION FILE NUMBER 0-21421

                            ------------------------

                              VCAMPUS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      54-1290319
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)
         1850 CENTENNIAL PARK DRIVE                                20191
                 SUITE 200,                                     (Zip Code)
              RESTON, VIRGINIA
  (Address of principal executive offices)

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

        Common Stock, $0.01 par value                        8,075,575 shares
                   (Class)                             (Outstanding at May 12, 2000)

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VCAMPUS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Revenues:
  Online tuition revenues...................................  $   881,248   $ 1,275,515
  Virtual campus software revenues..........................       42,166        37,596
  Development and other revenues............................      235,874       196,692
  Product sales revenues....................................      399,635       129,560
  Other service revenues....................................       81,716        38,730
  Instructor-led training revenues..........................    1,394,444       780,685
                                                              -----------   -----------
Net revenues................................................    3,035,083     2,458,778
Costs and expenses:
  Cost of revenues..........................................    1,468,439       914,979
  Sales and marketing.......................................    1,042,513     1,077,970
  Product development and operations........................      504,882       798,201
  General and administrative................................      688,130       822,382
  Depreciation and amortization.............................      770,431       707,160
  Compensation expense in connection with the acquisition of
     HTR....................................................           --       654,294
                                                              -----------   -----------
Total costs and expenses....................................    4,474,395     4,974,986
                                                              -----------   -----------
Loss from operations........................................   (1,439,312)   (2,516,208)
Interest income (expense)...................................     (127,767)       17,287
                                                              -----------   -----------
Net loss....................................................  $(1,567,079)  $(2,498,921)
                                                              ===========   ===========
Dividends to preferred stockholders.........................      (73,411)      (73,592)
                                                              -----------   -----------
Net loss attributable to common stockholders................  $(1,640,490)  $(2,572,513)
                                                              ===========   ===========
Net loss per share..........................................  $     (0.39)  $     (0.36)
                                                              ===========   ===========
Net loss per share -- assuming dilution.....................  $     (0.39)  $     (0.36)
                                                              ===========   ===========

                            See accompanying notes.

                              VCAMPUS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999           2000
                                                              ------------   ------------
                                                                             (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $    204,455   $  2,521,609
  Accounts receivable, less allowance of $142,000 and
     $140,000 at December 31, 1999 and March 31, 2000,
     respectively...........................................     1,349,332      1,565,918
  Loans receivable from related parties.....................       124,182        126,182
  Loans receivable -- current...............................     1,213,717      1,123,794
  Prepaid expenses and other current assets.................       599,645        473,633
                                                              ------------   ------------
          Total current assets..............................     3,491,331      5,811,136
Property and equipment, net.................................     1,464,483      1,235,511
Capitalized software costs and courseware development costs,
  net.......................................................     1,543,520      1,389,846
Acquired online publishing rights, net......................       169,624        135,457
Loans receivable -- less current portion....................       150,226        150,226
Other assets................................................       180,988        278,363
Other intangible assets, net................................     1,913,259      1,788,553
Goodwill, net...............................................     1,754,682      1,705,139
                                                              ------------   ------------
          Total assets......................................  $ 10,668,113   $ 12,494,231
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  2,819,956   $  1,556,273
  Accrued expenses..........................................     2,672,160      2,470,325
  Notes payable -- current portion..........................     1,877,509             --
  Deferred revenues.........................................     1,276,283      2,455,579
  Accrued dividends payable.................................            --         73,592
                                                              ------------   ------------
          Total current liabilities.........................     8,645,908      6,555,769
Stockholders' equity:
  Series C convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $7,910,172;
     1,000,000 shares authorized; 623,339 and 623,339 shares
     issued and outstanding at December 31, 1999 and March
     31, 2000, respectively.................................         6,233          6,233
  Series D convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $8,855,303;
     1,200,000 shares authorized; 1,073,370 and 1,073,370
     shares issued and outstanding at December 31, 1999 and
     March 31, 2000, respectively...........................        10,734         10,734
  Series E convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $466,017;
     3,000,000 shares authorized; 214,928 and 105,202 shares
     issued and outstanding at December 31, 1999 and March
     31, 2000, respectively.................................         2,149          1,052
  Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 5,684,110 and 7,641,001 shares issued and
     outstanding at December 31, 1999 and March 31, 2000,
     respectively...........................................        56,840         76,410
  Additional paid-in capital................................    58,578,078     65,048,375
  Accumulated deficit.......................................   (56,631,829)   (59,204,342)
                                                              ------------   ------------
          Total stockholders' equity........................     2,022,205      5,938,462
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $ 10,668,113   $ 12,494,231
                                                              ============   ============

                            See accompanying notes.

                              VCAMPUS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
OPERATING ACTIVITIES
Net loss....................................................  $(1,567,079)  $(2,498,921)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................      257,775       257,080
  Amortization..............................................      512,654       450,080
  Increase (decrease) in allowance for doubtful accounts....      (85,955)       (1,138)
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable.............      493,932      (215,448)
     Increase in prepaid expenses and other current
      assets................................................     (180,815)     (106,539)
     Increase (decrease) in other assets....................       11,751       (97,388)
     Increase (decrease) in accounts payable and accrued
      expenses..............................................     (325,247)   (1,376,010)
     Increase in deferred revenues..........................      283,662     1,179,296
                                                              -----------   -----------
Net cash used in operating activities.......................     (599,322)   (2,408,988)
INVESTING ACTIVITIES
Purchases of property and equipment.........................         (132)      (28,095)
Capitalized software and courseware development costs.......     (111,995)      (87,990)
Proceeds from sale of property and equipment................        3,066            --
Proceeds from loans receivable..............................       42,320       117,205
Advances under loans (interest) receivable..................           --       (27,282)
Advances under loans receivable from related parties........           --        (2,000)
                                                              -----------   -----------
Net cash used in investing activities.......................      (66,741)      (28,162)
FINANCING ACTIVITIES
Proceeds from issuance of common stock......................    1,040,717     4,289,938
Proceeds from Series E redeemable convertible Preferred
  Stock.....................................................           --     1,000,000
Repayments of notes payable and short-term debt.............     (585,701)     (535,634)
                                                              -----------   -----------
Net cash provided by financing activities...................      455,016     4,754,304
                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents........     (211,047)    2,317,154
Cash and cash equivalents at the beginning of the period....      336,194       204,455
                                                              -----------   -----------
Cash and cash equivalents at the end of the period..........  $   125,147   $ 2,521,609
                                                              ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $    80,000   $    22,000
                                                              ===========   ===========

                            See accompanying notes.

                              VCAMPUS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 2000. For further information, refer to the audited financial statements and footnotes thereto included in the VCampus Corporation ("VCampus" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

     Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

NOTE C -- EQUITY TRANSACTIONS

     In January 2000, the Company completed a private placement of its Common Stock to iGate Capital Corporation (formerly Mastech Corporation). The Company issued 1,136,253 shares of Common Stock at $3.62 per share, a 20% premium over the average closing price for a 15-day trailing period, resulting in gross proceeds to VCampus of approximately $4,000,000. The Company also issued warrants to purchase 450,000 shares of its Common Stock at exercise prices between $4.34 and $6.125 per share. The warrants expire in January 2001.

     During the three months ended March 31, 2000, the Company issued 482,574 shares of its common stock to its convertible debenture holders, at an average price of $3.30 per share, in exchange for the conversion of the remaining balance of approximately $1,590,000 in principal and accrued interest under the convertible debentures.

     Under the terms of the Company's equity line agreement with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF"), the Company drew down $500,000 in February 2000 and issued to H&QGF 74,460 shares of Series E Preferred Stock at $6.715 per share. In March 2000, the Company drew down an additional $500,000 and issued 44,332 shares of Series E Preferred Stock at $11.28 per share.

                              VCAMPUS CORPORATION

NOTE D -- NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                1999          2000
                                                             -----------   -----------
Numerator:
  Net loss.................................................  $(1,567,079)  $(2,498,921)
  Accrued dividends to preferred stockholders..............      (73,411)      (73,592)
                                                             -----------   -----------
  Net loss available to common stockholders................  $(1,640,490)  $(2,572,513)
                                                             ===========   ===========
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares...............................    4,169,225     7,104,901
                                                             ===========   ===========
  Denominator for diluted earnings per share --
     adjusted weighted-average shares......................    4,169,225     7,104,901
                                                             ===========   ===========
Basic net loss per share...................................  $     (0.39)  $     (0.36)
                                                             ===========   ===========
Diluted net loss per share.................................  $     (0.39)  $     (0.36)
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

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Summary

     For the three months ended March 31, 2000, the Company incurred a net loss of $2,572,513 (or $0.36 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $1,640,490 (or $0.39 per share) for the three months ended March 31, 1999. The increase in the net loss in first quarter results as compared to the three months ended March 31, 1999 was due primarily to amounts paid to former HTR executives pursuant to their employment agreements and the payment of incentive compensation amounts to employees for achieving certain performance milestones in the first quarter of 2000.

                              VCAMPUS CORPORATION

  Net Revenues

                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                               ----------------------------------------
                                                      1999                  2000
                                               ------------------    ------------------
Online tuition revenues......................  $  881,248    29.0%   $1,275,515    51.8%
Virtual campus software revenues.............      42,166     1.4        37,596     1.5
Online development and other revenues........     235,874     7.8       196,692     8.0
Product sales revenues.......................     399,635    13.2       129,560     5.3
Other service revenues.......................      81,716     2.7        38,730     1.6
Instructor-led training revenues.............   1,394,444    45.9       780,685    31.8
                                               ----------   -----    ----------   -----
          Total net revenues.................  $3,035,083   100.0%   $2,458,778   100.0%
                                               ==========   =====    ==========   =====

     Online tuition revenues increased 44.7% to $1,275,515 in the first quarter of 2000, compared to $881,248 for the same period in 1999. The Company believes that online tuition revenues will continue to increase in absolute dollars and as a percentage of total revenue as the Company adds new customers and its existing customer base matures.

     Virtual campus software revenues remained relatively unchanged in the first quarter of 2000, compared to the first quarter of 1999. The Company continues to receive virtual campus licensing fees from existing customers who renew their licenses.

     Online development and other revenues decreased 16.6% to $196,692 in the first quarter of 2000, compared to $235,874 for the first quarter of 1999. The decrease was primarily due to certain contracting delays in the first quarter of 2000.

     Product sales revenues decreased 67.6% to $129,560 in the first quarter of 2000, compared to $399,635 for the same period in 1999. The decrease was primarily due to the sale of Knowledgeworks in the second quarter of 1999, and a decrease in Teletutor product sales as a portion of the customer base migrates to online delivery.

     Other service revenues decreased 52.6% to $38,730 in the first quarter of 2000, compared to $81,716 for the same period in 1999. The decrease was primarily due to the decline of CYBIS related revenues.

     Instructor-led training revenues decreased 44.0% to $780,685 in the first quarter of 2000, compared to $1,394,444 for the same period in 1999. The decrease was due primarily to the closing of two instructor-led training facilities located in Boston and Atlanta at the end of the third and fourth quarter of 1999, respectively, as a result of management reorganization plans.

                              VCAMPUS CORPORATION

     The following table sets forth selected financial data:

                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                            -------------------------------------------
                                                   1999                    2000
                                            -------------------    --------------------
Revenue...................................  $ 3,035,083   100.0%   $ 2,458,778    100.0%
Cost of revenues..........................    1,468,439    48.4        914,979     37.2
Sales and marketing.......................    1,042,513    34.3      1,077,970     43.8
Product development and operations........      504,882    16.6        798,201     32.5
General and administrative................      688,130    22.7        822,382     33.4
Depreciation and amortization.............      770,431    25.4        707,160     28.8
  Compensation expense in connection with
     the acquisition of HTR...............           --      --        654,294     26.6
                                            -----------   -----    -----------   ------
  Loss from operations....................   (1,439,312)  (47.4)    (2,516,208)  (102.3)
  Interest income (expense)...............     (127,767)   (4.2)        17,287      0.7
                                            -----------   -----    -----------   ------
  Net loss................................   (1,567,079)  (51.6)    (2,498,921)  (101.6)
Accrued dividends to preferred
  stockholders............................      (73,411)   (2.4)       (73,592)    (3.0)
                                            -----------   -----    -----------   ------
  Net loss to common stockholders.........  $(1,640,490)  (54.1)%  $(2,572,513)  (104.6)%
                                            ===========   =====    ===========   ======

Cost of Revenues

     Cost of revenues decreased 37.7% to $914,979 in the first quarter of 2000 as compared to $1,468,439 for the first quarter of 1999. The decrease was due primarily to the closing of two low margin instructor-led training facilities at the end of the second and fourth quarters of 1999, respectively, the sale of Knowledgeworks in the second quarter of 1999, and the increase in higher margin online revenues as a percentage of total revenues.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 3.4% to $1,077,970 in the first quarter of 2000 as compared to $1,042,513 for the first quarter in 1999. The increase was due primarily to the payment of incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000.

     Product Development. Product development expenses increased 58.1% to $798,201 in the first quarter of 2000 as compared to $504,882 for the first quarter of 1999. The increase was due primarily to the payment of incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000.

     General and Administrative. General and administrative expenses increased 19.5% to $822,382 in the first quarter of 2000 as compared to $688,130 for the first quarter of 1999. The increase was due primarily to the payment of incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000.

     Compensation Expense in Connection with the Acquisition of HTR. Compensation expense in connection with the acquisition of HTR consists of $654,294 paid to former HTR executives in the first quarter of 2000 pursuant to their employment agreements.

     Depreciation and Amortization. Depreciation and amortization expense decreased 8.2% to $707,160 in the first quarter of 2000 as compared to $770,431 for the first quarter of 1999. The decrease was due primarily to the sale of Knowledgeworks in the second quarter of 1999.

     Interest Income (Expense). Interest income in the first quarter of 2000 was primarily derived from income earned on divestiture related notes receivable and cash raised in the Company's January 2000 private

                              VCAMPUS CORPORATION
placement, partially offset by interest expense on the Company's notes payable. Interest expense for the three months ended March 31, 2000 was primarily attributable to the Company's borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had $2,521,609 in cash and cash equivalents. Cash utilized in operating activities was $2,408,988 for the three months ended March 31, 2000, funded by the $4,000,000 private placement of common stock to iGate Capital, $1,000,000 raised through the H&QGF equity line agreement, and customer prepayments. Net cash used in operating activities for the same period in 1999 was $599,322. The increase in cash utilized in operating activities is primarily due to amounts paid to former HTR executives in the first quarter of 2000 pursuant to their employment agreements and the payment of incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000.

     Net cash utilized in investing activities was $28,162 for the three months ended March 31, 2000 and $66,741 for the three months ended March 31, 1999. The use of cash for investing activities was primarily attributable to purchases of equipment and software development costs that were capitalized.

     Net cash provided by financing activities was $4,754,304 for the three months ended March 31, 2000 and $455,016 for the three months ended March 31, 1999. During the three months ended March 31, 2000, the Company completed a private placement of its Common Stock to iGate Capital Corporation. The Company issued 1,136,253 shares of Common Stock at $3.62 per share, a 20% premium over the average closing price for a 15-day trailing period, resulting in net proceeds to the Company of approximately $4,000,000. The Company also issued one-year warrants to purchase 450,000 shares of its Common Stock at exercise prices between $4.34 and $6.125 per share. Under the terms of the H&QGF equity line agreement, the Company drew down $500,000 in February 2000 and issued to H&QGF 74,460 shares of Series E Preferred Stock at $6.715 per share. In March 2000, the Company drew down an additional $500,000 and issued to H&QGF 44,332 shares of Series E Preferred Stock at $11.28 per share. The Company also issued 482,574 shares of its common stock to its convertible debenture holders at an average price of $3.30 per share, upon conversion of the remaining balance of approximately $1,590,000 in principal and accrued interest. As of March 31, 2000 there was no principal balance remaining under the convertible debenture agreement.

     In March 2000, H&QGF agreed to increase the borrowing capacity under its equity line to VCampus from $3 million to $5 million and to extend the term through July 31, 2000 in exchange for warrants to purchase 43,632 shares of Series E Preferred Stock. This increase is subject to NASD approval of the additional warrants, if required.

     The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures. The Company recognizes that it will need to raise additional funding to meet its working capital requirements and fund anticipated ongoing operating losses.

     In April 2000, the Company raised $2,500,000 through a private placement of its Common Stock. The Company issued 357,142 shares of Common Stock to US West Internet Ventures, Inc. at $7.00 per share and five-year warrants to purchase 714,285 shares of the Company's Common Stock at $7.00 per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (a) No modifications.

     (b) No limitations or qualifications.

     (c) From January 1, 2000 to March 31, 2000, the Company has issued the following unregistered securities:

          1. 1,136,253 shares of Common Stock at $3.62 per share and one-year warrants to purchase 450,000 shares of Common Stock at exercise prices ranging from $4.34 to $6.125 per share to one accredited investor.

          2. 24,648 shares of Common Stock upon the exercise of warrants.

          3. Five-year warrants to purchase 113,625 shares of Common Stock at $3.62 per share to a provider of investment banking services.

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

ITEM 6. EXHIBITS

     (a) Exhibits

     10.54* Application Hosting Agreement dated April 20, 2000 between the Company and U S West Interprise America, Inc.

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.
---------------

* Confidential treatment requested

     (b) The Company filed a current report on Form 8-K on January 13, 2000 to report the $4 million strategic investment from iGate Capital Corporation (then Mastech Corporation).

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

                                          VCAMPUS CORPORATION

                                          By:   /s/ NARASIMHAN P. KANNAN
                                            ------------------------------------
                                                    Narasimhan P. Kannan
                                                  Chief Executive Officer

                                          By:    /s/ MICHAEL A. SCHWIEN
                                            ------------------------------------
                                                     Michael A. Schwien
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Date: May 15, 2000

                                 EXHIBIT INDEX

10.54 Application Hosting Agreement dated April 20, 2000 between the Company and U S West Interprise America, Inc

27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.