Form 10-Q
period 2000-06-30
VCAMPUS CORP
filed 2000-08-14
CIK 943742

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

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $0.01 par value                        8,189,556 shares
                   (Class)                           (Outstanding at August 14, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VCAMPUS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -------------------------   -------------------------
                                               1999          2000          1999          2000
                                            -----------   -----------   -----------   -----------
Revenues:
  Online tuition revenues.................  $   967,491   $ 1,215,408   $ 1,848,739   $ 2,490,923
  Virtual campus software revenues........       74,926        31,563       117,092        69,159
  Development and other revenues..........      340,325       124,653       576,199       321,345
  Product sales revenues..................      311,510       145,200       711,145       274,760
  Other service revenues..................       68,600        41,391       150,316        80,121
  Instructor-led training revenues........    1,166,135       862,776     2,560,579     1,643,461
                                            -----------   -----------   -----------   -----------
Net revenues..............................    2,928,987     2,420,991     5,964,070     4,879,769
Costs and expenses:
  Cost of revenues........................    1,481,484       877,926     2,949,923     1,792,905
  Sales and marketing.....................    1,153,927     1,673,930     2,196,440     2,751,900
  Product development and operations......      506,749       758,976     1,011,631     1,557,177
  General and administrative..............      633,913       602,743     1,322,043     1,425,125
  Depreciation and amortization...........      768,385       730,559     1,538,816     1,437,719
  Compensation expense in connection with
     the acquisition of HTR...............           --            --            --       654,294
                                            -----------   -----------   -----------   -----------
Total costs and expenses..................    4,544,458     4,644,134     9,018,853     9,619,120
                                            -----------   -----------   -----------   -----------
Loss from operations......................   (1,615,471)   (2,223,143)   (3,054,783)   (4,739,351)
Gain on the sale of subsidiary............        1,446            --         1,446            --
Interest income (expense).................     (164,551)       72,140      (292,318)       89,427
                                            -----------   -----------   -----------   -----------
Net loss..................................  $(1,778,576)  $(2,151,003)  $(3,345,655)  $(4,649,924)
                                            ===========   ===========   ===========   ===========
Dividends to preferred stockholders.......      (74,226)     (539,649)     (147,637)     (613,241)
                                            -----------   -----------   -----------   -----------
Net loss attributable to common
  stockholders............................  $(1,852,802)  $(2,690,652)  $(3,493,292)  $(5,263,165)
                                            ===========   ===========   ===========   ===========
Net loss per share........................  $     (0.40)  $     (0.34)  $     (0.79)  $     (0.70)
                                            ===========   ===========   ===========   ===========
Net loss per share -- assuming dilution...  $     (0.40)  $     (0.34)  $     (0.79)  $     (0.70)
                                            ===========   ===========   ===========   ===========

                            See accompanying notes.

                              VCAMPUS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              ------------   ------------
                                                                             (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $    204,455   $  3,064,946
  Accounts receivable, less allowance of $142,000 and
     $176,000 at December 31, 1999 and June 30, 2000,
     respectively...........................................     1,349,332      1,241,018
  Loans receivable from related parties.....................       124,182        128,182
  Loans receivable -- current...............................     1,213,717      1,088,928
  Prepaid expenses and other current assets.................       599,645        541,340
                                                              ------------   ------------
          Total current assets..............................     3,491,331      6,064,414
Property and equipment, net.................................     1,464,483      1,587,011
Capitalized software costs and courseware development costs,
  net.......................................................     1,543,520      1,210,202
Acquired online publishing rights, net......................       169,624        101,290
Loans receivable -- less current portion....................       150,226        150,226
Other assets................................................       180,988        243,158
Other intangible assets, net................................     1,913,259      1,655,588
Goodwill, net...............................................     1,754,682      1,663,853
                                                              ------------   ------------
          Total assets......................................  $ 10,668,113   $ 12,675,742
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  2,819,956   $  1,549,688
  Accrued expenses..........................................     2,672,160      1,257,139
  Notes payable -- current portion..........................     1,877,509             --
  Deferred revenues.........................................     1,276,283      2,023,021
                                                              ------------   ------------
          Total current liabilities.........................     8,645,908      4,829,848
Stockholders' equity:
  Series C convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $7,910,172;
     1,000,000 shares authorized; 623,339 and 623,339 shares
     issued and outstanding at December 31, 1999 and June
     30, 2000, respectively.................................         6,233          6,233
  Series D convertible Preferred Stock, $0.01 par value per
     Share; aggregate liquidation preference of $8,855,303;
     1,200,000 shares authorized; 1,073,370 and 1,073,370
     shares issued and outstanding at December 31, 1999 and
     June 30, 2000, respectively............................        10,734         10,734
  Series E convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $1,352,891;
     3,000,000 shares authorized; 214,928 and 259,458 shares
     issued and outstanding at December 31, 1999 and June
     30, 2000, respectively.................................         2,149          2,594
  Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 5,684,110 and 8,122,652 shares issued and
     outstanding at December 31, 1999 and June 30, 2000,
     respectively...........................................        56,840         81,227
  Additional paid-in capital................................    58,578,078     69,640,100
  Accumulated deficit.......................................   (56,631,829)   (61,894,994)
                                                              ------------   ------------
          Total stockholders' equity........................     2,022,205      7,845,894
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $ 10,668,113   $ 12,675,742
                                                              ============   ============

                            See accompanying notes.

                              VCAMPUS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
OPERATING ACTIVITIES
Net loss....................................................  $(3,345,655)  $(4,649,924)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................      514.423       538,090
  Amortization..............................................    1,024,392       899,629
  Gain on sale of subsidiary................................       (1,446)           --
  Stock option and warrant compensation.....................      108,150            --
  Increase (decrease) in allowance for doubtful accounts....     (270,554)       34,058
  Changes in operating assets and liabilities:
     Decrease in accounts receivable........................    1,132,290        74,256
     Increase in prepaid expenses and other current
      assets................................................     (340,899)     (174,246)
     Decrease (increase) in other assets....................        8,915       (62,183)
     Decrease in accounts payable and accrued expenses......     (782,846)   (2,595,781)
     Increase in deferred revenues..........................       57,559       746,738
                                                              -----------   -----------
Net cash used in operating activities.......................   (1,895,671)   (5,189,363)
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (20,430)     (660,605)
Capitalized software and courseware development costs.......     (186,406)     (149,477)
Proceeds from loans receivable..............................       72,508       178,246
Advances under loans (interest) receivable..................       10,671       (53,457)
Proceeds from sale of subsidiary............................       75,000            --
Advances under loans receivable from related parties........       (2,290)       (4,000)
                                                              -----------   -----------
Net cash used in investing activities.......................      (50,947)     (689,293)
FINANCING ACTIVITIES
Proceeds from issuance of common stock......................    2,415,547     6,633,781
Proceeds from Series E convertible Preferred Stock..........           --     2,641,000
Proceeds from notes payable.................................    2,300,000            --
Repayments of notes payable and short-term debt.............   (2,800,252)     (535,634)
                                                              -----------   -----------
Net cash provided by financing activities...................    1,915,295     8,739,147
                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents........      (31,323)    2,860,491
Cash and cash equivalents at the beginning of the period....      336,194       204,455
                                                              -----------   -----------
Cash and cash equivalents at the end of the period..........  $   304,871   $ 3,064,946
                                                              ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $   308,800   $    24,200
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

NOTE B -- EQUITY TRANSACTIONS

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

     During the six months ended June 30, 2000, the Company drew down $2,641,000 under the terms of its equity line agreement with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF"), and issued to H&QGF 376,514 shares of Series E Preferred Stock at an average price of $7.01 per share.

     In April 2000, the Company raised $2,500,000 through a private placement of its common stock to US West Internet Ventures, Inc.. The Company issued 357,142 shares of common stock at $7.00 per share and five-year warrants to purchase 714,285 shares of the Company's Common Stock at $7.00 per share.

NOTE C -- NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -------------------------   -------------------------
                                               1999          2000          1999          2000
                                            -----------   -----------   -----------   -----------
Numerator:
  Net loss................................  $(1,778,576)  $(2,151,003)  $(3,345,655)  $(4,649,924)
  Accrued dividends to preferred
     stockholders.........................      (74,226)     (539,649)     (147,637)     (613,241)
                                            -----------   -----------   -----------   -----------
  Net loss available to common
     stockholders.........................  $(1,852,802)  $(2,690,652)  $(3,493,292)  $(5,263,165)
                                            ===========   ===========   ===========   ===========
Denominator:
  Denominator for basic earnings per
     share --
     weighted-average shares..............    4,646,281     7,986,226     4,409,067     7,545,529
                                            ===========   ===========   ===========   ===========
  Denominator for diluted earnings per
     share --
     adjusted weighted-average shares.....    4,646,281     7,986,226     4,409,067     7,545,529
                                            ===========   ===========   ===========   ===========
Basic net loss per share..................  $     (0.40)  $     (0.34)  $     (0.79)  $     (0.70)
                                            ===========   ===========   ===========   ===========
Diluted net loss per share................  $     (0.40)  $     (0.34)  $     (0.79)  $     (0.70)
                                            ===========   ===========   ===========   ===========

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

RESULTS OF OPERATIONS

     Three Months Ended June 30, 2000 Compared to Three Months Ended June 30,
     1999

Summary

     For the three months ended June 30, 2000, the Company incurred a net loss of $2,690,652 (or $0.34 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $1,852,802 (or $0.40 per share) for the three months ended June 30, 1999. The increase in the net loss in the second quarter of 2000 as compared to the three months ended June 30, 1999 was due primarily to increased investments in sales and marketing and product development and operations.

Net Revenues

                                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                               ----------------------------------------
                                                      1999                  2000
                                               ------------------    ------------------
Online tuition revenues......................  $  967,491    33.0%   $1,215,408    50.2%
Virtual campus software revenues.............      74,926     2.6        31,563     1.3
Online development and other revenues........     340,325    11.6       124,653     5.2
Product sales revenues.......................     311,510    10.6       145,200     6.0
Other service revenues.......................      68,600     2.3        41,391     1.7
Instructor-led training revenues.............   1,166,135    39.9       862,776    35.6
                                               ----------   -----    ----------   -----
          Total net revenues.................  $2,928,987   100.0%   $2,420,991   100.0%
                                               ==========   =====    ==========   =====

     Online tuition revenues increased 25.6% to $1,215,408 in the second quarter of 2000, compared to $967,491 for the same period in 1999. The Company believes that online tuition revenues will continue to increase in absolute dollars and as a percentage of total revenue as the Company adds new customers and its existing customer base matures.

     Virtual campus software revenues decreased 57.9% to $31,563 in the second quarter of 2000, compared to $74,926 in the second quarter of 1999. The Company continues to derive virtual campus license revenues primarily from certain existing customers who renew their agreements.

     Online development and other revenues decreased 63.4% to $124,653 in the second quarter of 2000, compared to $340,325 for the second quarter of 1999. The decrease was primarily due to the deferral of work into the third and fourth quarters of 2000 by one of the Company's largest customers due to the Company's move to a new hosting service provider.

     Product sales revenues decreased 53.4% to $145,200 in the second quarter of 2000, compared to $311,510 for the same period in 1999. The decrease was primarily due to the sale of Knowledgeworks in the second quarter of 1999, and a decrease in Teletutor product sales as a portion of the customer base migrates to online delivery.

     Other service revenues decreased 39.7% to $41,391 in the second quarter of 2000, compared to $68,600 for the same period in 1999. The decrease was primarily due to the decline of CYBIS-related revenues.

     Instructor-led training revenues decreased 26.0% to $862,776 in the second quarter of 2000, compared to $1,166,135 for the same period in 1999. The decrease was due primarily to the closing of two instructor-led training facilities located in Boston and Atlanta at the end of the third and fourth quarter of 1999, respectively, as a result of management reorganization plans.

     The following table sets forth selected financial data:

                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                            -------------------------------------------
                                                   1999                    2000
                                            -------------------    --------------------
Revenue...................................  $ 2,928,987   100.0%   $ 2,420,991    100.0%
Cost of revenues..........................    1,481,484    50.6        877,926     36.3
Sales and marketing.......................    1,153,927    39.4      1,673,930     69.1
Product development and operations........      506,749    17.3        758,976     31.3
General and administrative................      633,913    21.6        602,743     24.9
Depreciation and amortization.............      768,385    26.2        730,559     30.2
                                            -----------   -----    -----------   ------
  Loss from operations....................   (1,615,471)  (55.1)    (2,223,143)   (91.8)
  Gain on the sale of subsidiary..........        1,446     0.0
  Interest income (expense)...............     (164,551)   (5.6)        72,140      3.0
                                            -----------   -----    -----------   ------
  Net loss................................   (1,778,576)  (60.7)    (2,151,003)   (88.8)
Accrued dividends to preferred
  stockholders............................      (74,226)   (2.6)      (539,649)   (22.3)
                                            -----------   -----    -----------   ------
  Net loss to common stockholders.........  $(1,852,802)  (63.3)%  $(2,690,652)  (111.1)%
                                            ===========   =====    ===========   ======

Cost of Revenues

     Cost of revenues decreased 40.7% to $877,926 in the second quarter of 2000 as compared to $1,481,484 for the second quarter of 1999. The decrease was due primarily to the closing of two low margin instructor-led training facilities at the end of the second and fourth quarters of 1999, the sale of Knowledgeworks in the second quarter of 1999, and the increase in higher-margin online revenues as a percentage of total revenues.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 45.1% to $1,673,930 in the second quarter of 2000 as compared to $1,153,927 for the second quarter in 1999. The increase was due primarily to the Company's expansion of its sales force and increased marketing investments.

     Product Development. Product development expenses increased 49.8% to $758,976 in the second quarter of 2000 as compared to $506,749 for the second quarter of 1999. The increase was due primarily to costs aimed at improving capacity and performance and up-front costs related to the Company's application hosting agreement with US West.

     General and Administrative. General and administrative expenses decreased 4.9% to $602,743 in the second quarter of 2000 as compared to $633,913 for the second quarter of 1999.

     Depreciation and Amortization. Depreciation and amortization expense decreased 4.9% to $730,559 in the second quarter of 2000 as compared to $768,385 for the second quarter of 1999. The decrease was due primarily to the sale of Knowledgeworks in the second quarter of 1999, partially offset by depreciation of hardware purchased in the second quarter of 2000.

     Interest Income (Expense). Interest income in the second quarter of 2000 was primarily derived from income earned on divestiture related notes receivable and cash raised in the Company's private placements. Interest expense for the three months ended June 30, 1999 was primarily attributable to the Company's borrowings.

     Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Summary

     For the six months ended June 30, 2000, the Company incurred a net loss of $5,263,165 or $0.70 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $3,493,292 (or $0.79 per share) for the six months ended June 30, 1999. The increase in the net loss for the six months ended June 30, 2000 was primarily due to increased investments in sales and marketing and product development and operations as well as amounts paid to former HTR executives in the first quarter of 2000 pursuant to their employment agreements.

Net Revenues

                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                               ----------------------------------------
                                                      1999                  2000
                                               ------------------    ------------------
Online tuition revenues......................  $1,848,739    31.0%   $2,490,923    51.1%
Virtual campus software revenues.............     117,092     2.0        69,159     1.4
Online development and other revenues........     576,199     9.7       321,345     6.6
Product sales revenues.......................     711,145    11.9       274,760     5.6
Other service revenues.......................     150,316     2.5        80,121     1.6
Instructor-led training revenues.............   2,560,579    42.9     1,643,461    33.7
                                               ----------   -----    ----------   -----
          Total net revenues.................  $5,964,070   100.0%   $4,879,769   100.0%
                                               ==========   =====    ==========   =====

     Online tuition revenues increased 34.7% to $2,490,923 for the six months ended June 30, 2000, compared to $1,848,739 for the same period in 1999. The Company believes that online tuition revenues will continue to increase in absolute dollars and as a percentage of total revenue as the Company adds new customers and its existing customer base matures.

     Virtual campus software revenues decreased 40.9% to $69,159 for the six months ended June 30, 2000, compared to $117,092 for the same period in 1999. The Company continues to derive virtual campus license revenues primarily from certain existing customers who renew their agreements.

     Online development and other revenues decreased 44.2% to $321,345 for the six months ended June 30, 2000, compared to $576,199 for the same period in 1999. The decrease was primarily due to the deferral of work into the third and fourth quarters of 2000 by one of the Company's largest customers due to the Company's move to a new hosting service provider.

     Product sales revenues decreased 61.4% to $274,760 for the six months ended June 30, 2000, compared to $711,145 for the same period in 1999. The decrease was primarily due to the sale of Knowledgeworks in the second quarter of 1999, and a decrease in Teletutor product sales as a portion of the customer base migrates to online delivery.

     Other service revenues decreased 46.7% to $80,121 for the six months ended June 30, 2000, compared to $150,316 for the same period in 1999. The decrease was primarily due to the decline of CYBIS-related revenues.

     Instructor-led training revenues decreased 35.8% to $1,643,461 for the six months ended June 30, 2000, compared to $2,560,579 for the same period in 1999. The decrease was due primarily to the closing of two instructor-led training facilities located in Boston and Atlanta at the end of the third and fourth quarter of 1999, respectively, as a result of management reorganization plans.

     The following table sets forth selected financial data:

                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                            -------------------------------------------
                                                   1999                    2000
                                            -------------------    --------------------
Revenue...................................  $ 5,964,070   100.0%   $ 4,879,769    100.0%
Cost of revenues..........................    2,949,923    49.5      1,792,905     36.7
Sales and marketing.......................    2,196,440    36.8      2,751,900     56.4
Product development.......................    1,011,631    17.0      1,557,177     31.9
General and administrative................    1,322,043    22.1      1,425,125     29.2
Depreciation and amortization.............    1,538,816    25.8      1,437,719     29.5
  Compensation expense in connection with
     the acquisition of HTR...............           --      --        654,294     13.4
                                            -----------   -----    -----------   ------
  Loss from operations....................   (3,054,783)  (51.2)    (4,739,351)   (97.1)
  Gain on sale of subsidiary..............        1,446     0.0             --      0.0
  Interest expense........................     (292,318)   (4.9)        89,427      1.8
                                            -----------   -----    -----------   ------
  Net loss................................   (3,345,655)  (56.1)    (4,649,924)   (95.3)
Accrued dividends to preferred
  stockholders............................     (147,637)   (2.5)      (613,241)   (12.6)
                                            -----------   -----    -----------   ------
  Net loss to common stockholders.........  $(3,493,292)  (58.6)%  $(5,263,165)  (107.9)%
                                            ===========   =====    ===========   ======

Cost of Revenues

     Cost of revenues decreased 39.2% to $1,792,905 for the six months ended June 30, 2000 as compared to $2,949,923 for the same period in 1999. The decrease was due primarily to the closing of two low margin instructor-led training facilities at the end of the second and fourth quarters of 1999, the sale of Knowledgeworks in the second quarter of 1999, and the increase in higher margin online revenues as a percentage of total revenues

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 25.3% to $2,751,900 for the six months ended June 30, 2000 as compared to $2,196,440 for the same period in 1999. The increase was due primarily to the Company's expansion of its sales force and increased marketing investments.

     Product Development. Product development expenses increased 53.9% to $1,557,177 for the six months ended June 30, 2000 compared to $1,011,631 for the same period in 1999. The increase was due primarily to costs aimed at improving capacity and performance and up-front costs related to the Company's application hosting agreement with US West.

     General and Administrative. General and administrative expenses increased 7.8% to $1,425,125 for the six months ended June 30, 2000 as compared to $1,322,043 for the same period in 1999. The increase was due primarily to the payment of incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000.

     Depreciation and Amortization. Depreciation and amortization expense decreased 6.6% to $1,437,719 for the six months ended June 30, 2000 as compared to $1,538,816 for the same period in 1999. The decrease was due primarily to the sale of Knowledgeworks in the second quarter of 1999, partially offset by depreciation of hardware purchased in the second quarter of 2000.

     Compensation Expense in Connection with the Acquisition of HTR.Compensation expense in connection with the acquisition of HTR consists of $654,294 paid to former HTR executives in the first quarter of 2000 pursuant to their employment agreements.

     Gain on Sale of Subsidiary. The Company recognized a gain of $1,446 on the sale of its Knowledgeworks line of business in the second quarter of 1999.

     Interest Income (Expense). Interest income in the six months ended June 2000 was primarily derived from income earned on divestiture-related notes receivable and cash raised in the Company's private placements. Interest expense for the six months ended June 30, 1999 was primarily attributable to the Company's borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had $3,064,946 in cash and cash equivalents. Cash utilized in operating activities was $5,189,363 for the six months ended June 30, 2000, funded by the $4,000,000 private placement of common stock to iGate Capital, $2,641,000 raised through the H&QGF equity line agreement, $2,500,000 raised through the US West private placement, and customer prepayments. Net cash used in operating activities for the same period in 1999 was $1,895,671. The increase in cash utilized in operating activities is primarily due to amounts paid to former HTR executives in the first quarter of 2000 pursuant to their employment agreements and the payment of incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000.

     Net cash utilized in investing activities was $689,293 for the six months ended June 30, 2000 and $50,947 for the six months ended June 30, 1999. The use of cash for investing activities was primarily attributable to purchases of equipment and software development costs that were capitalized.

     Net cash provided by financing activities was $8,739,147 for the six months ended June 30, 2000 and $1,915,295 for the six months ended June 30, 1999. During the six months ended June 30, 2000, the Company completed a private placement of its common stock to iGate Capital Corporation. The Company issued 1,136,253 shares of common stock at $3.62 per share, a 20% premium over the average closing price for a 15-day trailing period, resulting in net proceeds to the Company of approximately $4,000,000. The Company also issued one-year warrants to purchase 450,000 shares of its common stock at exercise prices between $4.34 and $6.125 per share. Under the terms of the H&QGF equity line agreement, the Company drew down $2,641,000 during the six months ended June 30, 2000, and issued to H&QGF 376,514 shares of Series E Preferred Stock at an average price of $7.01 per share. The Company also issued 482,574 shares of its common stock to its convertible debenture holders at an average price of $3.30 per share, upon conversion of the remaining balance of approximately $1,590,000 in principal and accrued interest. As of June 30, 2000 there was no principal balance remaining under the convertible debenture agreement. In April 2000, the Company raised $2,500,000 through a private placement of its common stock. The Company issued 357,142 shares of common stock to US West Internet Ventures, Inc. at $7.00 per share and five-year warrants to purchase 714,285 shares of the Company's common stock at $7.00 per share.

     In March 2000, H&QGF agreed to increase the borrowing capacity under its equity line to VCampus from $3 million to $5 million and to extend the term through July 31, 2000 in exchange for warrants to purchase 43,632 shares of Series E Preferred Stock at $8.50 per share. VCampus has drawn down the full balance of $5 million under the H&QGF equity line and is negotiating with H&QGF for additional capacity and an extension of the term.

     The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures. The Company recognizes that it may need to raise additional funding to meet its working capital requirements and fund anticipated ongoing operating losses.

     If the Company does not address its funding needs, it may be materially adversely affected. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (a) No modifications.

     (b) No limitations or qualifications.

     (c) From April 1, 2000 to June 30, 2000, the Company has issued the following unregistered securities:

          1. 357,142 shares of Common Stock at $7.00 per share and five-year warrants to purchase 714,285 shares of Common Stock at an exercise price of $7.00 per share to one accredited investor.

          2. 19,552 shares of Common Stock were issued as a dividend to the Company's Series D Preferred Stockholders.

          3. Five-year warrants to purchase 35,714 shares of Common Stock at $7.00 per share to a provider of investment banking services.

     The sales of the above securities were deemed to be exempt from registration under the Act in reliance upon Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Recipients of the securities in each such transaction represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions. All recipients had adequate access to information about the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on June 22, 2000. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

     (a) The stockholders elected the following persons as directors of the
Company: Narasimhan P. Kannan, Edson D. deCastro, Barry K. Fingerhut, Kamyar Kaviani, William E. Kimberly, John D. Sears, and Ashok Trivedi. The votes for and against (withheld) each nominee were as follows:

                                                              VOTES      VOTES       VOTES
                         NOMINEE                               FOR      WITHHELD   ABSTAINED
                         -------                            ---------   --------   ---------
Narasimhan P. Kannan......................................  5,728,672    16,529        0
Edson D. deCastro.........................................  5,728,672    16,529        0
Barry K. Fingerhut........................................  5,728,672    16,529        0
Kaymar Kaviani............................................  5,728,672    16,569        0
William E. Kimberly.......................................  5,728,672    16,529        0
John D. Sears.............................................  5,728,672    16,829        0
Ashok Trivedi.............................................  5,728,672    16,529        0

     (b) The stockholders approved the reservation of an additional 500,000 shares for issuance under the Company's 1996 Stock Plan with 2,213,330 shares voting for, 3,341,591 shares subject to broker non-votes, 174,580 shares voting against and 15,700 shares abstained.

     (c) The stockholders ratified the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000.

ITEM 6. EXHIBITS

     (a) Exhibits

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     (b) Current Reports in Form 8-K

     The Company filed a current report on Form 8-K on May 1, 2000 to report the $2.5 million investment from US West Internet Ventures, Inc.

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

Date: August 14, 2000

                                 EXHIBIT INDEX

27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.