Form 10-Q
period 2000-09-30
VCAMPUS CORP
filed 2000-11-14
CIK 943742

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

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

        Common Stock, $0.01 par value                        8,388,141 shares
                   (Class)                          (Outstanding at November 14, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VCAMPUS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               1999          2000          1999          2000
                                            -----------   -----------   -----------   -----------
Revenues:
  Online tuition revenues.................  $ 1,108,967   $ 1,218,929   $ 2,957,706   $ 3,709,852
  Virtual campus software revenues........       53,070        24,124       170,162        93,283
  Development and other revenues..........      265,244       311,689       841,443       633,034
  Product sales revenues..................      133,541        62,267       844,686       337,027
  Other service revenues..................       81,044        49,292       231,360       129,413
  Instructor-led training revenues........    1,434,622       631,274     3,995,201     2,274,735
                                            -----------   -----------   -----------   -----------
Net revenues..............................    3,076,488     2,297,575     9,040,558     7,177,344
Costs and expenses:
  Cost of revenues........................    1,568,453       820,766     4,518,376     2,613,671
  Sales and marketing.....................    1,107,623     1,892,571     3,304,063     4,644,471
  Product development and operations......      477,248     1,061,380     1,488,879     2,618,557
  General and administrative..............      584,156       746,362     1,906,199     2,171,487
  Depreciation and amortization...........      707,861       792,884     2,246,677     2,230,603
  Compensation expense in connection with
     the acquisition of HTR...............           --            --            --       654,294
Stock based compensation..................           --       184,175            --       184,175
                                            -----------   -----------   -----------   -----------
Total costs and expenses..................    4,445,341     5,498,138    13,464,194    15,117,258
                                            -----------   -----------   -----------   -----------
Loss from operations......................   (1,368,853)   (3,200,563)   (4,423,636)   (7,939,914)
Gain on the sale of subsidiary............           --            --         1,446            --
Interest income (expense).................     (158,440)       58,352      (450,758)      147,779
                                            -----------   -----------   -----------   -----------
Net loss..................................  $(1,527,293)  $(3,142,211)  $(4,872,948)  $(7,792,135)
                                            ===========   ===========   ===========   ===========
Dividends to preferred stockholders.......      (74,535)     (399,150)     (222,172)   (1,012,391)
                                            -----------   -----------   -----------   -----------
Net loss attributable to common
  stockholders............................  $(1,601,828)  $(3,541,361)  $(5,095,120)  $(8,804,526)
                                            ===========   ===========   ===========   ===========
Net loss per share........................  $     (0.33)  $     (0.43)  $     (1.12)  $     (1.13)
                                            ===========   ===========   ===========   ===========
Net loss per share -- assuming dilution...  $     (0.33)  $     (0.43)  $     (1.12)  $     (1.13)
                                            ===========   ===========   ===========   ===========

                            See accompanying notes.

                              VCAMPUS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           2000
                                                              ------------   -------------
                                                                              (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents.................................  $    204,455   $  1,307,964
  Accounts receivable, less allowance of $142,000 and
     $144,000 at December 31, 1999 and September 30, 2000,
     respectively...........................................     1,349,332      1,483,026
  Loans receivable from related parties.....................       124,182        130,182
  Loans receivable -- current...............................     1,213,717      1,072,959
  Prepaid expenses and other current assets.................       599,645        395,080
                                                              ------------   ------------
          Total current assets..............................     3,491,331      4,389,211
Property and equipment, net.................................     1,464,483      1,796,642
Capitalized software costs and courseware development costs,
  net.......................................................     1,543,520      1,056,718
Acquired online publishing rights, net......................       169,624         69,207
Loans receivable -- less current portion....................       150,226        130,442
Other assets................................................       180,988        246,956
Other intangible assets, net................................     1,913,259      1,606,041
Goodwill, net...............................................     1,754,682      1,539,150
                                                              ------------   ------------
          Total assets......................................  $ 10,668,113   $ 10,834,367
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  2,819,956   $  1,417,091
  Accrued expenses..........................................     2,672,160      1,432,149
  Notes payable -- current portion..........................     1,877,509             --
  Deferred revenues.........................................     1,276,283      1,432,553
  Accrued dividends payable.................................            --         74,277
                                                              ------------   ------------
          Total current liabilities.........................     8,645,908      4,356,070
Stockholders' equity:
  Series C convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $7,910,172;
     1,000,000 shares authorized; 623,339 and 623,339 shares
     issued and outstanding at December 31, 1999 and
     September 30, 2000, respectively.......................         6,233          6,233
  Series D convertible Preferred Stock, $0.01 par value per
     Share; aggregate liquidation preference of $8,855,303
     and $8,832,805 at December 31, 1999 and September 30,
     2000, respectively; 1,200,000 shares authorized;
     1,073,370 and 1,070,643 shares issued and outstanding
     at December 31, 1999 and September 30, 2000,
     respectively...........................................        10,734         10,706
  Series E convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $860,370 and
     $3,700,791 at December 31, 1999 and September 30, 2000,
     respectively; 3,000,000 shares authorized; 214,928 and
     390,704 shares issued and outstanding at December 31,
     1999 and September 30, 2000, respectively..............         2,149          3,907
  Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 5,684,110 and 8,284,472 shares issued and
     outstanding at December 31, 1999 and September 30,
     2000, respectively.....................................        56,840         82,845
  Additional paid-in capital................................    58,578,078     71,750,795
  Accumulated deficit.......................................   (56,631,829)   (65,376,189)
                                                              ------------   ------------
          Total stockholders' equity........................     2,022,205      6,478,297
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $ 10,668,113   $ 10,834,367
                                                              ============   ============

                            See accompanying notes.

                              VCAMPUS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
OPERATING ACTIVITIES
Net loss....................................................  $(4,872,948)  $(7,792,135)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................      773,613       880,459
  Amortization..............................................    1,473,061     1,350,144
  Gain on sale of subsidiary................................       (1,446)           --
  Loss on sale of fixed assets..............................       16,134           918
  Stock, option and warrant compensation....................      176,904       184,175
  (Decrease) increase in allowance for doubtful accounts....     (355,436)        2,848
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable.............    1,313,881      (136,542)
     Increase in prepaid expenses and other current
      assets................................................     (531,039)      (27,986)
     Decrease (increase) in other assets....................       (1,316)      (65,981)
     Decrease in accounts payable and accrued expenses......      (16,359)   (2,553,372)
     (Decrease) increase in deferred revenues...............      (63,870)      156,270
                                                              -----------   -----------
Net cash used in operating activities.......................   (2,088,821)   (8,001,202)
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (55,996)   (1,213,522)
Capitalized software and courseware development costs.......     (264,384)     (240,171)
Proceeds from loans from related parties....................       23,541            --
Proceeds from loans receivable..............................      275,225       239,288
Proceeds from sale of subsidiary............................       75,000            --
Advances under loans (interest) receivable..................      (30,439)      (78,746)
Advances under loans receivable from related parties........           --        (6,000)
                                                              -----------   -----------
Net cash used in investing activities.......................       22,947    (1,299,151)
FINANCING ACTIVITIES
Proceeds from issuance of common stock......................    2,426,469     6,798,496
Proceeds from Series E convertible Preferred Stock..........           --     4,141,000
Proceeds from notes payable.................................    2,300,000            --
Repayments of notes payable and short-term debt.............   (2,827,562)     (535,634)
                                                              -----------   -----------
Net cash provided by financing activities...................    1,898,907    10,403,862
                                                              -----------   -----------
Net (decrease) increase in cash and cash equivalents........     (166,967)    1,103,509
Cash and cash equivalents at the beginning of the period....      336,194       204,455
                                                              -----------   -----------
Cash and cash equivalents at the end of the period..........  $   169,227   $ 1,307,964
                                                              ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $   311,500   $    26,600
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

NOTE B -- EQUITY TRANSACTIONS

     In January 2000, the Company completed a private placement of its Common Stock to iGate Capital Corporation (formerly Mastech Corporation). The Company issued 1,136,253 shares of Common Stock at $3.62 per share, a 20% premium over the average closing price for a 15-day trailing period, resulting in gross proceeds to VCampus of approximately $4,000,000. No obligations with respect to the delivery of goods or the performance of services were involved in determining this purchase price. The Company also issued warrants to purchase 450,000 shares of its Common Stock at exercise prices between $4.34 and $6.125 per share. The warrants expire in January 2001.

     During the three months ended March 31, 2000, the Company issued 482,574 shares of its common stock to its convertible debenture holders, at an average price of $3.30 per share, in exchange for the conversion of the remaining balance of approximately $1,590,000 in principal and accrued interest under the convertible debentures.

     During the nine months ended September 30, 2000, the Company drew down $4,141,000 under the terms of its equity line agreement with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF"), and issued to H&QGF 605,515 shares of Series E Preferred Stock at an average price of $6.84 per share.

     In April 2000, the Company raised $2,500,000 through a private placement of its common stock to US West Internet Ventures, Inc.. The Company issued 357,142 shares of common stock at $7.00 per share and five-year warrants to purchase 714,285 shares of the Company's Common Stock at $7.00 per share.

NOTE C -- NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               1999          2000          1999          2000
                                            -----------   -----------   -----------   -----------
Numerator:
  Net loss................................  $(1,527,293)  $(3,142,211)  $(4,872,948)  $(7,792,135)
  Accrued dividends to preferred
     stockholders.........................      (74,535)     (399,150)     (222,172)   (1,012,391)
                                            -----------   -----------   -----------   -----------
  Net loss available to common
     stockholders.........................  $(1,601,828)  $(3,541,361)  $(5,095,120)  $(8,804,526)
                                            ===========   ===========   ===========   ===========
Denominator:
  Denominator for basic earnings per
     share --
     weighted-average shares..............    4,838,668     8,197,783     4,553,835     7,764,310
                                            ===========   ===========   ===========   ===========
  Denominator for diluted earnings per
     share --
     adjusted weighted-average shares.....    4,838,668     8,197,783     4,553,835     7,764,310
                                            ===========   ===========   ===========   ===========
Basic net loss per share..................  $     (0.33)  $     (0.43)  $     (1.12)  $     (1.13)
                                            ===========   ===========   ===========   ===========
Diluted net loss per share................  $     (0.33)  $     (0.43)  $     (1.12)  $     (1.13)
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

RESULTS OF OPERATIONS

     Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Summary

     For the three months ended September 30, 2000, the Company incurred a net loss of $3,541,361 (or $0.43 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $1,601,828 (or $0.33 per share) for the three months ended September 30, 1999. The increase in the net loss in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 was due primarily to increased investments in sales and marketing and product development and operations.

Net Revenues

                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------------
                                                     1999                  2000
                                              ------------------    ------------------
Online tuition revenues.....................  $1,108,967    36.0%   $1,218,929    53.1%
Virtual campus software revenues............      53,070     1.7        24,124     1.0
Online development and other revenues.......     265,244     8.6       311,689    13.6
Product sales revenues......................     133,541     4.4        62,267     2.7
Other service revenues......................      81,044     2.6        49,292     2.1
Instructor-led training revenues............   1,434,622    46.7       631,274    27.5
                                              ----------   -----    ----------   -----
          Total net revenues................  $3,076,488   100.0%   $2,297,575   100.0%
                                              ==========   =====    ==========   =====

     Online tuition revenues increased 9.9% to $1,218,929 in the third quarter of 2000, compared to $1,108,967 for the same period in 1999. The Company believes that online tuition revenues will continue to increase in absolute dollars and as a percentage of total revenue as the Company targets new customers and its existing customer base matures.

     Virtual campus software revenues decreased 54.5% to $24,124 in the third quarter of 2000, compared to $53,070 in the third quarter of 1999. The Company continues to derive virtual campus software revenues primarily from existing customers who renew their agreements.

     Online development and other revenues increased 17.5% to $311,689 in the third quarter of 2000, compared to $265,244 for the third quarter of 1999. During the third quarter of 2000, VCampus developed a total of 74 online courses, compared to 48 courses for the same period in 1999.

     Product sales revenues decreased 53.4% to $62,267 in the third quarter of 2000, compared to $133,541 for the same period in 1999. The decrease was primarily due to the decrease in Teletutor product sales as that portion of the customer base migrates from traditional CD-ROM to online delivery.

     Other service revenues decreased 39.2% to $49,292 in the third quarter of 2000, compared to $81,044 for the same period in 1999. The decrease was primarily due to the decline of CYBIS-related revenues.

     Instructor-led training revenues decreased 56.0% to $631,275 in the third quarter of 2000, compared to $1,434,622 for the same period in 1999. The decrease was due primarily to the closing of the Boston, MA and Atlanta, GA instructor-led training facilities in September 1999 and December 1999, respectively, as a result of management reorganization plans designed to increase the Company's focus on development of online revenues.

     The following table sets forth selected financial data:

                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------------------
                                                    1999                      2000
                                           ----------------------    ----------------------
Revenue..................................  $ 3,076,488    100.0%     $ 2,297,575     100.0%
Cost of revenues.........................    1,568,453     51.0          820,766      35.7
  Sales and marketing....................    1,107,623     36.0        1,892,571      82.4
  Product development and operations.....      477,248     15.5        1,061,380      46.2
  General and administrative.............      584,156     19.0          746,362      32.5
  Depreciation and amortization..........      707,861     23.0          792,884      34.5
  Stock based compensation...............           --       --          184,175       8.0
                                           -----------    -----      -----------    ------
  Loss from operations...................   (1,368,853)   (44.5)      (3,200,563)   (139.3)
  Interest income (expense)..............     (158,440)    (5.2)          58,352       2.5
                                           -----------    -----      -----------    ------
  Net loss...............................   (1,527,293)   (49.7)      (3,142,211)   (136.8)
Accrued dividends to preferred
  stockholders...........................      (74,535)    (2.4)        (399,150)    (17.4)
                                           -----------    -----      -----------    ------
  Net loss to common stockholders........  $(1,601,828)   (52.1)%    $(3,541,361)   (154.2)%
                                           ===========    =====      ===========    ======

Cost of Revenues

     Cost of revenues decreased 47.7% to $820,766 in the third quarter of 2000 as compared to $1,568,453 for the third quarter of 1999. The decrease was due primarily to the closing of two low margin instructor-led training facilities at the end of the third and fourth quarters of 1999, and the increase in higher-margin online revenues as a percentage of total revenues. Cost of instructor-led training revenues in the third quarter of 2000 was $547,094 compared to $1,318,803 for the third quarter of 1999. Cost of online tuition revenues in the third quarter of 2000 was $92,145 compared to $69,338 for the third quarter of 1999.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 70.9% to $1,892,571 in the third quarter of 2000 as compared to $1,107,623 for the third quarter in 1999. The increase was due primarily to the Company's expansion of its sales force and increased marketing investments.

     Product Development. Product development expenses increased 122.4% to $1,061,380 in the third quarter of 2000 as compared to $477,248 for the third quarter of 1999. The increase was due primarily to additional costs incurred transitioning to a new hosting facility, re-configuring the architecture of the courseware delivery platform, and leasing certain hardware designed to improve capacity and performance of delivering courseware, as well up-front costs related to establishing an application hosting platform under the Company's application hosting agreement with a large reseller.

     General and Administrative. General and administrative expenses increased 27.8% to $746,362 in the third quarter of 2000 as compared to $584,156 for the third quarter of 1999. The increase was primarily due to the hiring of additional personnel and related costs, including the Company's new Chief Executive Officer.

     Depreciation and Amortization. Depreciation and amortization expense increased 12.0% to $792,884 in the third quarter of 2000 as compared to $707,861 for the third quarter of 1999. The increase was due primarily to depreciation of hardware purchased during 2000.

     Stock Based Compensation Expense was $184,175 for the three months ended September 30, 2000. Stock based compensation expense consists primarily of Chief Executive Officer stock and stock options issued to the Company's newly appointed President and Chief Executive Officer in September 2000.

     Interest Income (Expense). Interest income in the third quarter of 2000 was primarily derived from income earned on divestiture related notes receivable and cash raised in the Company's private placements. Interest expense for the third quarter 1999 was primarily attributable to the Company's borrowings under its then convertible debentures and credit facilities.

     Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Summary

     For the nine months ended September 30, 2000, the Company incurred a net loss of $8,804,526 (or $1.13 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $5,095,120 (or $1.12 per share) for the nine months ended September 30, 1999. The increase in the net loss for the nine months ended September 30, 2000 was primarily due to increased investments in sales and marketing, product development and operations, as well as amounts paid to former HTR executives in the first quarter of 2000 pursuant to their employment agreements.

Net Revenues

                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------------
                                                     1999                  2000
                                              ------------------    ------------------
Online tuition revenues.....................  $2,957,706    32.7%   $3,709,852    51.7%
Virtual campus software revenues............     170,162     1.9        93,283     1.3
Online development and other revenues.......     841,443     9.3       633,034     8.8
Product sales revenues......................     844,686     9.3       337,027     4.7
Other service revenues......................     231,360     2.6       129,413     1.8
Instructor-led training revenues............   3,995,201    44.2     2,274,735    31.7
                                              ----------   -----    ----------   -----
          Total net revenues................  $9,040,558   100.0%   $7,177,344   100.0%
                                              ==========   =====    ==========   =====

     Online tuition revenues increased 25.4% to $3,709,852 for the nine months ended September 30, 2000, compared to $2,957,706 for the same period in 1999. The Company believes that online tuition revenues will continue to increase in absolute dollars and as a percentage of total revenue as the Company targets new customers and its existing customer base matures.

     Virtual campus software revenues decreased 45.2% to $93,283 for the nine months ended September 30, 2000, compared to $170,162 for the same period in 1999. The Company continues to derive virtual campus software revenues primarily from existing customers who renew their agreements.

     Online development and other revenues decreased 24.8% to $633,034 for the nine months ended September 30, 2000, compared to $841,443 for the same period in 1999. The decrease was primarily due to a decrease in courseware development for one of the Company's largest customers.

     Product sales revenues decreased 60.1% to $337,027 for the nine months ended September 30, 2000, compared to $844,686 for the same period in 1999. The decrease was primarily due to the decrease in Teletutor product sales as that portion of the customer base migrates from traditional CD-ROM to online delivery.

     Other service revenues decreased 44.1% to $129,413 for the nine months ended September 30, 2000, compared to $231,360 for the same period in 1999. The decrease was primarily due to the decline of CYBIS-related revenues.

     Instructor-led training revenues decreased 43.1% to $2,274,736 for the nine months ended September 30, 2000, compared to $3,995,201 for the same period in 1999. The decrease was due primarily to the closing of the instructor-led training facilities in Boston, MA and Atlanta, GA in September 1999, and December 1999, respectively, as a result of management reorganization plans designed to increase the Company's focus on development of online revenues.

     The following table sets forth selected financial data:

                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------------------
                                                    1999                      2000
                                           ----------------------    ----------------------
Revenue..................................  $ 9,040,558    100.0%     $ 7,177,344     100.0%
Cost of revenues.........................    4,518,376     50.0        2,613,671      36.4
  Sales and marketing....................    3,304,063     36.5        4,644,471      64.7
  Product development....................    1,488,879     16.5        2,618,557      36.5
  General and administrative.............    1,906,199     21.1        2,171,487      30.3
  Depreciation and amortization..........    2,246,677     24.8        2,230,603      31.1
  Compensation expense in connection with
     the acquisition of HTR..............           --       --          654,294       9.1
  Stock based compensation...............           --       --          184,175       2.6
                                           -----------    -----      -----------    ------
  Loss from operations...................   (4,423,636)   (48.9)      (7,939,914)   (110.7)
  Gain on sale of subsidiary.............        1,446      0.0               --       0.0
  Interest expense.......................     (450,758)    (5.0)         147,779       2.1
                                           -----------    -----      -----------    ------
  Net loss...............................   (4,872,948)   (53.9)      (7,792,135)   (108.6)
Accrued dividends to preferred
  Stockholders...........................     (222,172)    (2.5)      (1,012,391)    (14.1)
                                           -----------    -----      -----------    ------
  Net loss to common stockholders........  $(5,095,120)   (56.4)%    $(8,804,526)   (122.7)%
                                           ===========    =====      ===========    ======

Cost of Revenues

     Cost of revenues decreased 42.2% to $2,613,671 for the nine months ended September 30, 2000 as compared to $4,518,376 for the same period in 1999. The decrease was due primarily to the closing of two low margin instructor-led training facilities at the end of the third and fourth quarters of 1999, the sale of Knowledgeworks in the second quarter of 1999, and the increase in higher margin online revenues as a percentage of total revenues. Cost of instructor-led training revenues for the nine months ended September 30, 2000 was $1,886,461 compared to $3,524,378 for the same period in 1999. Cost of online tuition revenues for the nine months ended September 30, 2000 was $325,667 compared to $222,906 for the same period in 1999.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 40.6% to $4,644,471 for the nine months ended September 30, 2000 as compared to $3,304,063 for the same period in 1999. The increase was due primarily to the Company's expansion of its sales force and increased marketing investments.

     Product Development. Product development expenses increased 75.9% to $2,618,557 for the nine months ended September 30, 2000 as compared to $1,488,879 for the same period in 1999. The increase was due primarily to additional costs incurred transitioning to a new hosting facility, re-configuring the architecture of the courseware delivery platform, and leasing certain hardware designed to improve capacity and performance of delivering courseware, as well up-front costs related to establishing an application hosting platform under the Company's application hosting agreement with a large reseller.

     General and Administrative. General and administrative expenses increased 13.9% to $2,171,487 for the nine months ended September 30, 2000 as compared to $1,906,199 for the same period in 1999. The increase was primarily due to the hiring of additional personnel and related costs, including the Company's new Chief Executive Officer.

     Depreciation and Amortization. Depreciation and amortization expense remained relatively unchanged. Depreciation expense for the nine months ended September 30, 2000 was $2,230,603 as compared to $2,246,677 for the same period in 1999.

     Compensation Expense in Connection with the Acquisition of HTR. Compensation expense in connection with the acquisition of HTR consists of $654,294 paid to former HTR executives in the first quarter of 2000 pursuant to their employment agreements.

     Stock Based Compensation Expense was $184,175. Stock based compensation expense consists primarily of stock and stock options issued to the Company's newly appointed President and Chief Executive Officer in September 2000.

     Gain on Sale of Subsidiary. The Company recognized a gain of $1,446 on the sale of its Knowledgeworks line of business in the second quarter of 1999.

     Interest Income (Expense). Interest income in the nine months ended September 2000 was primarily derived from income earned on divestiture-related notes receivable and cash raised in the Company's private placements. Interest expense for the nine months ended September 30, 1999 was primarily attributable to the Company's borrowings under its then convertible debentures and credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had $1,307,964 in cash and cash equivalents. Cash used in operating activities was $8,001,202 for the nine months ended September 30, 2000, funded by the $4,000,000 private placement of common stock to iGate Capital, $4,141,000 raised through the H&QGF equity line, $2,500,000 raised through the US West private placement, and customer prepayments. Net cash used in operating activities for the same period in 1999 was $2,088,821. The increase in cash used in operating activities is primarily due to amounts paid to former HTR executives in the first quarter of 2000 pursuant to their employment agreements, an increase in expenditures for sales and marketing designed to increase online revenues, and expenditures to increase capacity, performance, and reliability of the VCampus platform.

     Net cash used in investing activities was $1,299,151 for the nine months ended September 30, 2000 and cash generated from investing activities was $22,947 for the nine months ended September 30, 1999. The use of cash for investing activities was primarily attributable to purchases of equipment and software development costs that were capitalized.

     Net cash provided by financing activities was $10,403,862 for the nine months ended September 30, 2000 and $1,898,907 for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company completed a private placement of its common stock to iGate Capital Corporation. The Company issued 1,136,253 shares of common stock at $3.62 per share, resulting in net proceeds to the Company of approximately $4,000,000. The Company also issued one-year warrants to purchase 450,000 shares of its common stock at exercise prices between $4.34 and $6.125 per share. Under the terms of the H&QGF equity line agreement, the Company drew down $4,141,000 during the nine months ended September 30, 2000, and issued to H&QGF 605,515 shares of Series E Preferred Stock at an average price of $6.84 per share. The Company also issued 482,574 shares of its common stock to its convertible debenture holders at an average price of $3.30 per share, upon conversion of the remaining balance of approximately $1,590,000 in principal and accrued interest in the first quarter of 2000. In April 2000, the Company raised $2,500,000 through a private placement of 357,142 shares of common stock to US West Internet Ventures, Inc. at $7.00 per share and five-year warrants to purchase 714,285 shares of the Company's common stock at $7.00 per share.

     In October 2000, H&QGF agreed to increase the borrowing capacity under its equity line to VCampus from $5,000,000 to $7,000,000 and to extend the term through December 31, 2000. The Company's right to draw down the remaining $2,000,000 under this equity line is subject to NASD and other regulatory approvals, which the Company expects to obtain as early as the end of November 2000.

     The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures. The Company recognizes that it must raise additional funding to meet its working capital requirements and fund anticipated ongoing operating losses, particularly in the near term. The Company expects the H&QGF equity line, together with additional short-term private equity bridge financings, to provide working capital through the end of 2000 and through the first quarter of 2001.

Although the Company expects to achieve breakeven sometime during 2001, the Company expects it will need to secure more substantial long-term private equity financings during the first or second quarter of 2001 to satisfy its working capital needs in 2001. If the Company does not achieve substantial positive cash flow from operations during 2001 or 2002, it will need to continue to raise additional funds in those years to support operations and fund its efforts to grow online revenues. Additional financing might not be available to the Company, or might not be available on terms acceptable to the Company.

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

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC deferred the effective date of SAB 101 to require adoption by the fourth quarter of the first fiscal year beginning after December 15, 1999. Although the Company does not expect the adoption of SAB 101 to have a material impact on the consolidated financial position or results of operations of the Company, management is currently reviewing the additional guidance recently released by the Staff.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (a) No modifications.

     (b) No limitations or qualifications.

     (c) From July 1, 2000 to September 30, 2000, the Company issued the following unregistered securities:

          1. 2,727 shares of Common Stock in connection with the conversion of 2,727 shares of Series D Preferred Stock.

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

     Not applicable

ITEM 6. EXHIBITS

     (a) Exhibits

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     (b) No Current Reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

                                          VCAMPUS CORPORATION

                                          By:      /s/ DANIEL J. NEAL

                                            ------------------------------------
                                                       Daniel J. Neal
                                                  Chief Executive Officer

                                          By:    /s/ MICHAEL A. SCHWIEN

                                            ------------------------------------
                                                     Michael A. Schwien
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Date: November   , 2000