Form 10-K
period 2000-12-31
VCAMPUS CORP
filed 2001-04-02
CIK 943742

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-21421

                              VCAMPUS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      54-1290319
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

          1850 CENTENNIAL PARK DRIVE                               20191
                  SUITE 200                                      (ZIP CODE)
               RESTON, VIRGINIA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on March 27, 2001, on the NASDAQ SmallCap Market System was approximately $6,258,825 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

     As of March 19, 2001, the registrant had outstanding 9,799,963 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated herein by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular: limited operating history in targeted markets; losses and negative operating cash flows; future capital needs and uncertainty of additional funding; difficulties in managing rapid growth; risks associated with acquisitions and integration of acquired operations; competition; developing market, rapid technological changes and new products; dependence on online distribution; substantial dependence on courseware and third party courseware providers; substantial dependence on third party technology; and limited marketing experience and substantial dependence on third party distribution. All references to the "Company" or "VCampus" herein shall mean VCampus Corporation and its subsidiaries: Cognitive Training Associates, Inc., a Texas corporation ("CTA"); Cooper & Associates, Inc., an Illinois corporation, d/b/a Teletutor ("Teletutor"); HTR, Inc., a Delaware corporation ("HTR"); and UOL Leasing, Inc., a Delaware corporation.

                                     PART I

ITEM 1.  BUSINESS.

     VCampus Corporation creates and hosts online courseware delivery systems known as virtual campuses, or VCampuses, to meet corporate and institutional needs for education and training. VCampus is a leading e-Learning Application Service Provider, or ASP, that develops, manages and hosts turn-key, web-based learning environments for corporations, institutions of higher education and government agencies, enabling them to offer global distance learning solutions to their customers, employees, distributors, suppliers and students.

     The VCampus(R) e-Learning platform enables the Company's customers to develop and execute learning strategies designed to make:

     - employees and sales channels more productive;

     - their customers more satisfied and loyal; and

     - supply chains more efficient.

     VCampus allows customers to deliver on their Customer Relationship Management, or CRM, Enterprise Resource Planning, or ERP, and product-related strategic business plans through a rapidly deployed, outsourced, scalable e-Learning solution that is designed to ensure that affected individuals are trained to get maximum benefit out of a particular business initiative.

     The Company believes that its ASP approach to Web-based hosting of e-Learning software provides significant business advantages. The Company charges customers a relatively low fee to establish a customized VCampus, and the Company then charges them on either a subscription or usage basis for the service. The Company believes this model creates a consistent and more predictable revenue stream, as well as a significant "backlog" of revenue, for the Company. The Company believes that these factors, particularly when combined with the relatively high switching costs customers incur to change e-Learning service providers, provide a solid revenue base for the Company. The Company believes the advantages of the ASP model to customers, particularly in the Company's target markets, are significant. VCampus offers:

     - a rapid, non-time-consuming implementation;

     - low up-front costs and a predictable recurring expense for the service;

     - access to world-class e-Learning and infrastructure talent;

     - anywhere, anytime learning;

     - consistent delivery of high-quality courseware; and

     - delivery of content from virtually any source.

     VCampus believes that it holds several key advantages in the e-Learning marketplace:

     Experience. As of March 1, 2001, the Company had approximately 65 VCampuses in operation and had delivered more than 1.9 million courses to approximately 467,000 enrollees. The Company's total library includes approximately 3,500 courses, marketed under the name ContentMattersTM. The Company has operated in the e-Learning space for more than six years and have been established as an ASP for nearly five years. The Company introduced its first Web-based demonstration course in November 1995, its first revenue-generating Web-based course in Spring 1996 and the VCampus e-Learning management system in 1997. VCampus maintains solid, long-term relationships with established customers and benefits from a highly experienced and knowledgeable management team.

     Flexibility. The Company's technology and implementation process is flexible to respond to diverse customer needs. The Company offers rapid implementation on a content-neutral platform that allows access to both third-party and proprietary courseware. The Company offers customization of its products and services on a per-customer basis, as well as rapid incorporation of new technologies. The Company's technology and services are designed to be scaleable on demand to meet customer needs. The Company's platform is designed to provide customers with carrier-grade scalability.

     Complete Solution. VCampus offers a completely hosted solution, accessible by virtually any web browser. The VCampus solution includes a leading edge Student Management System, Courseware Construction Set (TM) and Courseware Delivery Engine. The technology and service has been proven and tested through successful implementations at customer sites including Graybar Electric, Lucent Technologies, University of Texas System and the U.S. General Services Administration, where thousands of students have experienced VCampus-based e-Learning for up to four years.

     Strong Management Team. In 2000, VCampus added a cadre of skilled, experienced business executives to the management team. VCampus is now led not only by founding members whom have led the development of e-learning as an industry from concept to reality, but also by executives skilled in sales, product management and executive leadership who are bringing new discipline and leadership to VCampus. Senior VCampus staff average more than 20 years of executive experience.

INDUSTRY BACKGROUND

     The corporate training marketplace is rapidly evolving to meet the increasing demand for worker training and re-training in a cost-effective and convenient manner. Rapid changes in technology and in the workplace underscore the need for ongoing education and re-training at every level. In the past, corporate training budgets were often viewed as discretionary. Today, they are increasingly viewed as mission-critical. The U.S. corporate learning market, according to a recent annual survey by Training Magazine, is estimated at $62.5 billion. The corporate e-Learning market share is now approximately 20% of the total corporate learning market and is expected to double by 2003, according to a 1999 study by Corporate University Xchange. According to a report published by IDC, the e-Learning industry is expected to grow from approximately $1 billion in 2000 to more than $11 billion by 2003.

     E-Learning is expanding quickly and broadly due to its many benefits. Online delivery technology significantly reduces training costs, including those associated with students' time away from work, and permits resources to be applied directly to the educational process. E-Learning supports globalization of the workforce. E-learning solutions enhance relationships with customers, suppliers, and distribution channels. Historically, corporations, training organizations and institutions of higher education have provided education through traditional classroom training. Companies providing this type of training in-house must devote managerial and financial resources to training facilities, instructors, materials and curriculum management. Companies often choose to use third parties to provide training services to avoid some of the management and facility issues but must alternatively pay tuition and materials fees. Both in-house and outsourced traditional classroom approaches result in lost productivity and travel-related costs while the employee attends and travels to and from the training. Distance learning methods (satellite-based delivery, mail exchanges, voice mail, CD-ROMs, diskettes) address space limitations by allowing students to take courses at remote locations. Web-based delivery, due to its scalability, enables corporations, training organizations and institutions of higher education to extend their reach more cost-effectively than other distance learning methods. In addition, Web-based delivery offers the ability to rapidly and cost-effectively update course materials and can provide students a significant degree of time and place independence.

     Online technology makes it possible to combine the best elements of online connectivity between students and teachers and the interactivity of a CD-ROM. The Company believes that its online delivery of courseware combines convenience, affordability, self-pacing, standardized curricula, individualized tailoring of courses, immediate performance measurement and a high degree of student-teacher interaction. The Company believes that the rapid, all-encompassing development of the Web into a public data network with the quality and reliability comparable to the traditional public switched telephone network has opened up a wide market for VCampus' services. The recent and continuing proliferation of corporate Intranets provides portals to Web-based e-Learning. Furthermore, e-Learning is rapidly expanding to corporate extranets.

COMPANY STRATEGY

     The Company's objectives are to be the leading e-Learning application service provider, or ASP, for the corporate training, higher education, and government education markets and to make the VCampus e-Learning platform the global standard for online delivery of corporate training and education courseware. The Company's strategies to achieve these objectives include continuing to: expand its customer base, develop brand recognition for its products and services, improve its customer service infrastructure, deliver high-demand courseware and upgrade its existing technologies to maintain its position as a leader in corporate e-Learning. The Company's strategy also includes enhancing the "stickiness" of its customer sites by converting more and more of the customer's proprietary content to online distribution through the VCampus platform. The intended result is increased penetration into the enterprise and enhanced customer loyalty.

     - Expand Customer Base. The Company is intensely focused on expanding its customer base. The Company uses both its direct sales force as well as its newly-formed indirect sales force to form relationships with potential new customers as well as to expand relationships with existing customers. The Company also leverages the sales channels of strategic partners to more quickly scale its customer base, as well as to actively pursue new partners offering an indirect channel for VCampus content and services. VCampus signed a total of 15 new online customers in 2000.

       In 2000, VCampus embarked on an expansion of its early position in the federal government market. The Company believes this market offers opportunities for e-Learning on a variety of subjects to a wide audience. VCampus has secured contracts with the Department of Veterans Affairs, the Environmental Protection Agency and the General Services Administration and plans to actively pursue more government contracts in the near future.

       The Company believes that development of a VCampus for customers provides it with cross-marketing opportunities. For example, the American Chemical Society builds high-end statistical courses which have been used exclusively by their own membership as a continuing education alternative to day-long seminars requiring two days of inefficient travel time. Recently, Johnson & Johnson, an existing VCampus client, began offering these courses on its own campus, creating an additional revenue stream for the American Chemical Society and VCampus. The Company intends to continue cross-selling among its clients and to further extend its library by pursuing distribution agreements with heretofore "proprietary" clients to offer their courseware in the VCampus general library. VCampus currently has distribution agreements with the following customers: BOCA, Dearborn Publishing, Kelly Scientific, American Chemical Society and the New York Institute of Finance.

       VCampus' primary target markets include telecommunications, healthcare, utilities, information technology and financial services industries, as well as institutions of higher education and government agencies, all of which the Company believes have relatively large training and education budgets, significant training needs and receptiveness to new technology. VCampus focuses on organizations in the "middle market" -- meaning companies with annual sales of between $100 million and $1 billion, plus divisions of Global 2000 companies. Although VCampus serves customers outside of this range, it believes that this market offers the Company the greatest growth opportunity given its ASP business model. These middle market customers have relatively small information technology staffs, are relatively cash constrained, and benefit from VCampus' ability to get them up and running quickly with relatively low up-front costs.

       VCampus has been successful in its strategy to expand relationships with new and existing customers by expanding its focus beyond traditional educational training into solving diverse business problems with an e-Learning solution. For example, VCampus has helped customers, such as Graybar, train sales and distribution channel partners and customers on how to sell and use their products. The Company believes significant opportunities exist for it to expand its business with existing customers as well as to attract new customers with this approach to solving diverse business problems quickly and easily.

     - Develop Brand Recognition for Products and Services. The Company plans to build and maintain brand recognition through the following marketing and public relations activities: press releases, editorials, media tours, analyst tours, media events, seminars over the Internet and press events at trade shows and conferences. The Company also gains public exposure through trade publications and industry related media venues. VCampus marketing strategies include banner advertisements targeted at industry experts' web pages, online industry trade magazines, or an online vertical market publication to target product managers. In addition, the Company cross-markets through customers' VCampuses to promote its products and services and to attract students.

     - Improve customer service infrastructure. VCampus' core customer service principle is to deliver to its customers great service through creative, committed and well-trained employees who work as a team. Additionally, the Company launched TeamCareSM, a service methodology grounded upon developing relationships between key players from both VCampus and each customer. The partnership includes an executive member, a project manager, an account manager and the customer call center. Each member of the team has a defined series of roles and responsibilities for monitoring and supporting the health and growth of the customer relationship. Furthermore, the team is responsible for continuous review of content needs (both self-paced and instructor-led), recommendation of suitable additional content, identification of the potential need for custom courseware development and the recommendation of platform configurations for customer-specific business processes.

     - Deliver High-Demand Courseware. The Company intends to continue to expand its courseware library primarily through relationships with third party content providers. The Company seeks high quality courseware in subject areas that the Company projects will be in high demand by customers in the corporate training and education market including business, management, finance, accounting, technology, and basic technical and developmental skills. The Company intends to continue to provide courseware certified by independent institutions of higher education. The Company's existing courseware library includes more than 3,500 online courses (of which approximately 900 are available in multiple languages). When an organization's internal courses are combined with the VCampus off-the-shelf library, the combined delivery and tracking of courses creates a turnkey solution for entities requiring an enterprise-wide learning environment.

     - Develop Proprietary Technology. The Company intends to maintain its position as a leader in online courseware delivery technology by continuing to develop and enhance the features and functionality of its proprietary technology. VCampus' system is designed to accommodate users on both low and high bandwidth connections, enabling the Company to serve a wide range of end users without necessarily requiring a large investment on their part. Additionally, the VCampus system is a completely outsourced system; no downloading is necessary because the VCampus system does not utilize thin client technology.

       VCampus expects to release major upgrades of both its Course Delivery Engine and Course Construction SetTM during 2001. The Company believes these upgrades will lower the cost of course delivery, increase the scalability and reliability of the system as well as improve the ease of use for both learners and content courseware authors. Additionally, VCampus is planning to enhance the function-
ality of the Learning Management System for administrators as well as improve its look and feel for students.

The VCampus technology team has been active in preparing its e-Learning platform for an accredited learning standard and expects to release an AICC-compliant system in 2001. VCampus has been involved with the development of accredited learning technology standards, such as the IEEE Learning Technology Standards Committee, since 1998. In addition to its accredited standards involvement, VCampus has been prototyping and analyzing the non-accredited specifications that are being issued by standards organizations such as AICC, IMS and ADL.

PRODUCTS AND SERVICES

     The Company offers a complete, outsourced solution through the VCampus e-Learning management system that allows for the enrollment, registration, teaching, tracking, testing, grading and certification of distance learners. The Company provides a value-added service that enables customers to place third-party courseware, proprietary training courses and/or accredited courses on an open architecture, remotely-hosted, Internet distribution platform displaying each customer's graphical "look and feel." The core element of the VCampus system is found in the Student Management System -- a sophisticated, activity-tracking tool that manages all aspects of student and employee progress through an established learning plan.

     The Company offers online courseware primarily through its proprietary virtual campus product, or VCampus(R), an online courseware delivery system and environment that facilitates development, management and administration of training and education over the Internet and corporate intranets. Through its HTR and Teletutor subsidiaries, the Company also offers courseware through more traditional methods, including on-site classroom training, diskette, CD-ROM and printed formats, although the Company has transitioned its business to focus primarily on its core online businesses. In 2000, approximately 66% of the Company's total revenues were derived from its online businesses.

  VCampus(R)

     The Company's VCampus is a centrally-served delivery and tracking system accessible by virtually any Internet-ready PC. Generally, students enroll in the Company's courses online through a VCampus, but have the option to enroll in person, by telephone or through the mail. Enrolled students can then access the courseware online, typically through a PC connected to the Internet or a corporate intranet or extranet. Once a student has completed the course, he or she will receive credit or certification, if appropriate. The VCampus technology is a proven system, having served approximately 1.9 million courses since introduction.

     The VCampus environment is customizable and designed for ease of administration and access to students, instructors and training administrators. In addition, by using any combination of courses from the Company's courseware library and the customer's own internal training libraries, customers can offer a variety of distance learning options. The VCampus includes the following components:

          Registrar: In the "Registrar" function, students can sign up for courses and modify their student profiles. Administrators can add new course offerings, admit students, enroll students into course offerings, modify the course offerings, search student records and administer much of the VCampus functionality.

          Classrooms: In the "Classrooms" function, students can enter their registered courses or check their grades for any course for which they are registered. Administrators and instructors can also access courses and view student grades.

          Faculty: Students can use the "Faculty" function to contact instructors.

          Information: Using the "Information" function, administrators can post news, announcements and answers to frequently asked questions to keep students informed about their training options.

          Commons: In the optional "Commons" function, students can access games and socialize with other students.

     The VCampus supports a wide variety of tools and utilities supplied by third parties, such as Netscape Navigator/Communicator, Microsoft Internet Explorer, Macromedia Shockwave and Flash, Real Networks Streaming, and other browser-based plug-ins. Also, technology provided through Akamai provides the Company's customers with smooth, reliable video streaming to deliver video-based content. In addition, the Company has developed the following proprietary software tools that facilitate the functionality of the VCampus:

            VCampus Courseware Delivery Engine. The Courseware Delivery Engine is a proven system for presenting the total e-learning experience. This product was designed and built to serve as an integrated, Web-based courseware construction and delivery tool. First delivered in August 1997, the product is currently at the release level 3.01 and has been used to build and deliver the Company's courseware library of more than 3,500 online courses as of March 1, 2001 (including approximately 900 courses in multiple languages). The VCampus Courseware Delivery Engine provides a simple, easy-to-use environment for instructors and students that is capable of assessing, recommending, tracking and testing students as they complete a course. The product also enables courseware developers to easily construct, deliver and track a highly interactive and media-rich online course.

          The VCampus Courseware Delivery Engine is designed to be simple to use yet rich in possibilities and performance. The courseware developer has access to a complete suite of Web-based tools necessary to construct and deliver a highly interactive, online course. The "PointPage" functionality of the product provides a choice of methods for displaying content. To make PointPage even more powerful, the "Activity Studio" enables non-programmers to construct and include multimedia-rich (animation, sound and student interactivity) activities by answering a few simple questions. Courseware developers can also take advantage of the testing system, which includes many advanced features such as question randomization and pooling. Additionally, courseware developers can choose to link selected test questions and PointPages to learning objectives, which allows a courseware developer to group content and assess a student's progress based on performance. For the instructor, the VCampus Courseware Delivery Engine provides real-time editing of the course introduction, the syllabus, help items and reference items. Students can visit the "Gradebook" functionality of the product to get a real-time view of how they are doing in a course.

          VCampus Curriculum/Group Manager. This product allows training managers to create an enterprise-wide individualized training program by facilitating the grouping of students with similar education needs and abilities to appropriate groups of courses within a VCampus. This product can improve overall system efficiency and facilitate interaction among students. The result is a specific student "Training Plan" designed to guide students to courses that match the student's ability. Additionally, the Training Plan can evaluate a student's performance in each course against minimum standards established by the VCampus administrator for test scores and attendance.

          VCampus Batch/Mass Enrollment Tools. This series of tools facilitates the enrollment of large groups into the VCampus and/or courses without student involvement. Companies with a large population of students can use this tool to import demographic data from legacy enterprise resource planning or human resources systems, thus streamlining the implementation process.

     To enable custom course development, VCampus offers customers its user-friendly, turn-key Courseware Construction Set(R). Additionally, VCampus provides custom content conversion services in-house.

  Existing Courseware Library

     VCampus's total library includes approximately 3,500 courses (approximately 900 of which are available in multiple languages), marketed under the name ContentMattersTM. The Company's courseware strategy involves two separate but equally important components: (1) COTS, or commercial off-the-shelf, courses from a variety of leading third-party course vendors; and (2) custom courseware development for the proprietary training needs of the Company's customers.

     COTS Library

     The Company's existing COTS library includes approximately 450 courses that are currently available for general distribution. The current library was built from a combination of acquisitions, the Company's own development efforts and relationships with leading content providers such as NIIT, Infosource, Vital Learning, Crisp Publications Inc., Marcom, Aztec Software and American Media Inc. In addition, the Company's recently-formed content relationship with SmartForce has added more than 1,800 online competency-based courses (of which approximately 900 are available in multiple languages). Although the Company does not provide accreditation or certification itself, a number of its current courses provide either accreditation or certification through its content providers. The Company intends to continue pursuing distribution agreements with major content developers and to extend its position as a content-neutral, but content-centric e-learning service provider.

     Custom Library

     The Company's existing custom courseware library includes approximately 1,300 online courses built by VCampus corporate, higher education and government clients for their own proprietary use. The Company believes these courses provide more long-term revenue potential than COTS courses, which may become commoditized over time. The Company believes the growth of this custom library is evidence of customer satisfaction with the Company's authoring and delivery products and allows for extensive cross-selling opportunities among VCampus partners.

  Online Instructor-Led Training (Synchronous and Asynchronous)

     VCampus offers certified instructor-delivered asynchronous e-learning that facilitates online training for Microsoft and Lotus certification. The Company plans to introduce instructor-led, asynchronous training in "soft skills" in the near future. VCampus can also design and deliver third-party and custom courses to meet unique training needs. VCampus has facilitated instructor-delivered e-learning at leading higher education institutions such as University of Texas System, Park University and Northeastern University.

     As with web-based training, instructor-delivered e-learning allows for self-paced learning anytime, anywhere, but with the added advantage of a certified instructor. This provides clients the opportunity to train employees who cannot attend out-of-office training and eliminates unnecessary travel expenses, saving both time and money. Once a student enrolls, VCampus delivers the certified course materials. The student then enters the VCampus, which serves as the venue for interaction with the instructor and other students. This allows students to get feedback on course content and questions. Other features include the ability for online testing, tracking, and reporting. The VCampus can provide pre-testing for prerequisite purposes or post-testing to ensure the student understands the fundamentals of the course. Additionally, the VCampus will track a student's progress, record attendance and administer reports VCampus plans to introduce online, synchronous instructor-led training for information technology subjects in the second quarter of 2001.

  Traditional Delivery

     The Company provides products and services through delivery methods other than online delivery in order to expand its customer base and courseware library for online delivery. For example, through its HTR and Teletutor subsidiaries, the Company offers courseware through more traditional media, including on-site classroom training, as well as CD-ROM and printed formats. During 1999, the Company began implementing its plan to divest its non-online businesses, with the exception of Teletutor, in order to focus its efforts on managing its core online customers and content. In December 1999, the Company decided to retain and further restructure HTR's instructor-led training business, closing the Atlanta training facility, streamlining the operations in Rockville and Washington D.C., and focusing on moving the remaining customer base to online. In December 2000, the Company further restructured its operations to de-emphasize classroom-based training and increase the amount of instructor-led training it delivers via its internet-based platform. As a result, the Company closed its remaining two training facilities in Rockville, MD and Washington, D.C.

CUSTOMERS

     The Company's primary target market is the corporate training and education market. The Company focuses its sales and marketing efforts on "middle market" companies and is primarily targeting customers in the telecommunications, healthcare, utilities, information technology and financial services industries, as well as academic institutions, all of which the Company believes have relatively large training and education budgets, significant training needs and receptiveness to new technology. In 2000, one customer, State Farm, accounted for approximately 12.2% of the Company's revenues. The Company currently anticipates that future revenues may be derived from sales to a limited number of customers. Accordingly, the cancellation or deferral of a small number of contracts could have a material adverse effect on the Company.

  Business Customers

     As of March 1, 2001, the Company had approximately 50 online corporate business customers, including: Agilent Technologies; All-Phase Electrical Supply Company; A.T. Kearney, Inc; Cable and Wireless, Inc.; Carolina Broadband; Ciena; Graybar Electric Co. Inc.; Global One Communications, Inc.; Johnson & Johnson; MCI Worldcom; State Farm; the Vanguard Group; and Verizon Wireless. The Company plans to establish relationships with additional business customers and strategic partners, in particular those that offer access to large numbers of users (including the prospective customer's employees or end-users), vendors and resellers, as well as significant amounts of courseware content. The Company's business customers generally agree to market and promote the Company's products and services, and to share with the Company the net revenues generated from access and other fees charged to such customer's end-users.

  Higher Education Institution Customers

     As of March 1, 2001, the Company had eight online higher education customers, including: AIMS Community College; Columbia College; George Mason University; Northeastern University; Park University; Swindon College, England; and the University of Texas System. The Company plans to establish relationships with additional higher education customers, in particular those that have significant potential for online enrollments, offer broad curricula and provide the Company with the opportunity to publish online courseware developed by such institutions. The Company's agreements with these higher education institutions provide the Company with the exclusive rights to distribute the institutions' courses through the Company's delivery engine, or limit the institutions' rights to develop and/or distribute the online courseware subject to the agreements. Higher Education institutions market these courses in the same manner as their existing, traditional course offerings, including through direct mail, course catalogs, print advertising and through the Web.

SALES AND MARKETING

     The Company's primary marketing goals are to create a strong brand identity as a leading training and educational courseware service provider for corporations and academic institutions and to establish its core technology, the VCampus e-Learning platform, as the global standard for corporate training and education needs.

     In addition to direct sales efforts, the Company markets its products and services through a variety of means, including the Web, public relations, trade shows, direct mail, trade publications, customers, resellers and strategic partners. The Company cross-markets through customers' VCampuses to promote its products and services and to attract students. The Company believes that forming strategic marketing alliances with parties who will sell, promote and market the Company's products and services will be important for rapid market penetration.

     The Company anticipates its recently formed International Sales Team will be an additional source of growth and competitive differentiation. For example, the Company holds the exclusive right to be the e-Learning platform provider for UOL Inc., S.A.'s portals within Latin America through 2004. UOL is the leading Internet portal in South America. The Company anticipates launching the first VCampus for UOL

Inc. in the second quarter of 2001 on the uol.com.ar web site (UOL Inc.'s presence in Argentina). This will be followed in the future by launches in Brazil, Mexico, Chile, Colombia and Venezuela.

COMPETITION

     The market for educational and training products and services is highly competitive and the Company expects that competition will continue to intensify. Although the Company believes that it was the first to offer Web-based, interactive, on-demand courseware, there are no substantial barriers to entry in the online education and training market. A number of companies, including Learn2.com, Inc., Click2learn.com, DigitalThink, Inc., Centra Software, Inc., SmartForce and ZDU, have recently entered this market and the Company expects this trend to continue to accelerate. In addition to traditional classroom and distance learning providers, other institutions such as Apollo Group, Inc. (through University of Phoenix) offer their own accredited courses online or in an email-based format. They, and many other education providers, use some of the Company's methods, including email, bulletin boards, electronic conferencing and CD-ROMs, as well as satellite communications, and audio and video tapes. The Company also expects to encounter significant competition in connection with its efforts to establish its VCampus as the standard learning environment and format in the industry.

     The Company believes that competition in the developing market for online training and education will be based upon various factors, including: quality, breadth and depth of courseware; marketing and third party relationships; quality, flexibility and reliability of delivery system; and, to a lesser degree, pricing. In addition, the Company believes that its products and tools make the Company's courseware affordable, convenient, easy to use and administer, and provide the Company with a competitive edge in attracting additional customers. Most of the Company's competitors, as well as a number of potential new competitors (including some of the Company's customers and partners), have significantly greater financial, technical and marketing resources than the Company. The Company will require financing to compete effectively in this rapidly evolving market. In addition, any of these competitors may be able to respond more quickly than the Company to new or emerging technologies and to devote greater resources to the development, promotion and sale of their services. A number of the Company's current customers and partners have also established relationships with certain of the Company's competitors, and future customers and partners may establish similar relationships. In addition, the Company's partners could use information obtained from the Company to gain an additional competitive advantage over the Company. The Company's competitors may develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's products and services.

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

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon federal statutory as well as common law copyright and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company owns registered trademarks in the United States for Teletutor, The Chalkboard, VCampus, VCampus.com, Take It Online and Courseware Construction Set. Additionally, the Company has applied for registration in the United States for certain of its other trademarks, including V-VCampus, the VCampus logo, Test Wizard, the E-Learning Solution Provider and PointPage. The Company intends to file applications to register the ContentMatters(TM) and TeamCare(SM) marks.

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

EMPLOYEES

     As of December 31, 2000, the Company had 90 employees, including 89 full-time employees and one part-time employee, consisting of 32 full-time employees in general business operations, 34 full-time employees in sales and marketing, ten full-time employees in product development, and 13 full-time employees in general and administrative. None of the Company's employees is represented by a union and there have been no work stoppages. The Company believes that its employee relations are good.

RISKS AND UNCERTAINTIES

     This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, and in any documents incorporated in this report by reference.

     WE HAVE INCURRED LOSSES AND ANTICIPATE FUTURE LOSSES. We have incurred significant losses since our inception in 1984, including net losses of $19.8 million, $8.5 million and $12.4 million for the years ended

December 31, 1998, 1999 and 2000. As of December 31, 2000, we had an accumulated deficit of $70.6 million, stockholder's equity of $3.0 million and a working capital deficit of $2.0 million. We expect losses from operations to continue at least through the second quarter of 2001 until our online revenue stream matures. For these and other reasons, we cannot assure you that we will ever operate profitably.

     WE HAVE A LIMITED OPERATING HISTORY. Although the Company was founded in 1984, we changed our business focus in 1993 to take advantage of, among other things, the market opportunities we saw for online education that resulted from technological developments relating to the Internet. We introduced our first revenue-generating Web-based course in Spring 1996. Given our limited operating history in the online education and training business, we cannot assure you that our online revenues will grow.

     WE MAY NOT BE ABLE TO MEET OUR ONLINE BUSINESS OBJECTIVE. Our key objective is to be the leading provider of online courseware for the corporate training and education market. Pursuing this objective may significantly strain our administrative, operational and financial resources. We cannot assure you that we will be able to find, train and retain qualified administrative personnel, or do so on a timely basis, or that we will have the operational, financial and other resources to the extent required to meet our online business objective.

     WE WILL NEED TO RAISE ADDITIONAL CAPITAL. In the near future, we will need to raise additional funds through public or private sale of our equity or debt securities or from other sources for the following purposes:

     - to build our core online business; and

     - to maintain compliance with Nasdaq listing requirements.

     As of the date of this filing, we have initiated efforts to raise additional capital. We cannot assure you, however, that additional funds will be available when we need them, or that if funds are available, they will be on terms favorable to us and our stockholders. If we are unable to obtain sufficient funds or if adequate funds are not available on terms acceptable to us, we may be unable to meet our business objectives. A lack of sufficient funds could also prevent us from taking advantage of important opportunities or being able to respond to competitive conditions. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

     Our need to raise additional funds could also directly and adversely affect your investment in our common stock in another way. When a company raises funds by issuing shares of stock, the percentage ownership of the existing stockholders of that company is reduced or diluted. If we raise funds in the future by issuing additional shares of stock, you may experience significant dilution in the value of your shares. Additionally, certain types of equity securities that we may issue in the future could have rights, preferences or privileges senior to your rights as a holder of our common stock.

     WE FACE UNCERTAINTIES AND RISKS RELATING TO OUR NASDAQ SMALLCAP MARKET LISTING. Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has certain requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. If we continue to experience losses from our operations or if we are unable to raise additional funds, we may not be able to maintain the standards for continued quotation on the Nasdaq SmallCap Market.

     The Nasdaq SmallCap Market is a significantly less active market than the Nasdaq National Market. You could find it more difficult to dispose of your shares of our common stock than if our common stock were listed on the Nasdaq National Market.

     Furthermore, Nasdaq recently adopted new rules that make continued listing of companies on the Nasdaq SmallCap Market more difficult. If as a result of the application of these new rules, our common stock were delisted from the Nasdaq SmallCap Market, it could be more difficult for us to obtain other sources of financing in the future. Moreover, if our common stock were delisted from the Nasdaq SmallCap Market, our stock could be subject to what are known as the "penny stock" rules. The "penny stock" rules place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock could decline. As a result, your ability to resell your shares of our common stock could be adversely affected.

     THE LARGE NUMBER OF OUR SHARES ELIGIBLE FOR FUTURE SALE COULD HAVE AN ADVERSE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK. A large number of shares of common stock already outstanding, or issuable upon exercise of options or warrants, is eligible for resale, which may adversely affect the market price of our common stock. As of December 31, 2000, we had 9,508,509 shares of common stock outstanding, an additional 2,400,749 shares were issuable upon conversion of outstanding preferred stock and another 6,233,410 shares upon exercise of outstanding warrants and options. Substantially all of the shares subject to outstanding warrants and options will, when issued upon exercise, be available for immediate resale in the public market pursuant to currently effective registration statements under the Securities Act of 1933, as amended, or pursuant to Rule 701 promulgated thereunder. Some of the shares that are or will be eligible for future sale have been or will be issued at discounts on the market price of our common stock on the date of issuance. Resales or the prospect of resales of these shares may have an adverse effect on the market price of our common stock.

     WE SUBSTANTIALLY DEPEND ON THIRD-PARTY RELATIONSHIPS. We rely on maintaining and developing relationships with academic institutions and businesses that provide content for our products and services and with companies that provide the Internet and related telecommunications services used to distribute our products and services to customers.

     We have relationships with a number of academic institutions and businesses that provide us with course content for our online products and services. Many of the agreements we have entered into with these content providers limit our use of their course content, some do not cover use of any future course content and most may be terminated by either party upon breach or bankruptcy. Given our plans to introduce additional online courses in the future, we will need to license new course content from existing and prospective content providers. However we might not be able to maintain and modify, if necessary, our existing agreements with content providers, or successfully negotiate agreements with prospective content providers. If the fees we pay to acquire content increase, our results of operations could be adversely affected. We might not be able to license course content at commercially reasonable rates or at all.

     We depend heavily on third-party providers of Internet and related telecommunications services. In order to reach customers, our products and services have to be compatible with the web browsers they typically use. Our customers have access to us through their arrangements with Internet service providers.

     For the academic institutions and businesses that provide content for our products and services, the companies that provide the Internet and related telecommunications services used to distribute our products and services to customers, and the web-site operators that provide links to our company web-sites, we cannot assure you that:

     - they regard their relationships with us as important to their own businesses and operations;

     - they will not reassess their commitment to our products or services at any time in the future;

     - they will not develop their own competitive products or services;

     - the products or services by which they provide access or links to our products or services will achieve market acceptance or commercial success; or

     - our relationships with them will result in successful product or service offerings or generate significant revenues.

     If one or more of these entities fail to achieve or maintain market acceptance or commercial success, or if one or more of the entities that do succeed decide to end their relationship with us, it could have a material adverse effect on our company. Likewise, if our position on a web browser is terminated, or if one of our competitors secures an exclusive arrangement with respect to positioning on a web browser, traffic on our web-sites would be significantly reduced, which could have a material adverse effect on our results of operations.

     We sell a significant amount of products and services through resellers and strategic partners. We might not be able to attract resellers and partners that can market our products effectively and provide timely and cost-effective customer support and service. Some of our resellers and partners compete with one another and with prospective resellers of our products. Conflicts among resellers and partners can potentially have an adverse effect on our operations, such as when a reseller requires us to refrain from linking our products with competing products. We may be adversely affected by pricing pressure or other adverse consequences of competition or conflict among or with our resellers and partners, or should any reseller or partner fail to adequately penetrate its market segment. The inability to recruit, manage or retain important resellers or partners, or their inability to penetrate their respective market segments, would materially adversely affect our company.

     WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY. The market for educational and training products and services is highly competitive and we expect that competition will continue to intensify. There are no substantial barriers to entry into our business, and we expect that established and new entities will enter the market for online educational and training products and services in the near future.

     A number of our existing competitors, as well as a number of potential new competitors (including some of our strategic partners), have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services and significantly greater resources than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers. In competing against us, our strategic partners could use information obtained from us to gain an additional competitive advantage over us. Our current and potential competitors might develop products and services that are superior to ours or that achieve greater market acceptance than ours. We might not compete effectively and competitive pressures might have a material adverse effect on our business, financial condition and results of operations.

     WE DEPEND ON KEY PERSONNEL. Our future success depends on the continued contributions of our key senior management personnel, some of whom have worked together for only a short period of time. Certain of our executive officers, including Narasimhan P. Kannan, Chairman of the Board of Directors and Daniel J. Neal, Chief Executive Officer, have employment agreements and we maintain "key man" life insurance in the amount of $1 million each on Mr. Kannan and Mr. Neal. Neither the insurance nor the employment agreements will necessarily fully compensate us for, or preclude, the loss of services of these executive officers. The loss of services of any of our key management personnel, whether through resignation or other causes, or the inability to attract qualified personnel as needed, could have a material adverse effect on our financial condition and results of operation.

     WE ANTICIPATE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS. Our expense levels are based in part on our expectations as to future revenues. Quarterly sales and operating results generally depend on the licensing and support revenues, online revenues and development and other revenues, which are difficult to forecast. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant revenue shortfall would have an immediate adverse impact on our business and financial condition.

     Our operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control. These factors include:

     - demand for online education;

     - acceptance and usage of the Internet;

     - the budgeting cycles of customers;

     - seasonality of revenues corresponding to academic calendars;

     - capital expenditures and other costs relating to the expansion of operations;

     - the introduction of new products or services by us or our competitors;

     - the mix of the products and services sold and the channels through which those products and services are sold;

     - pricing changes; and

     - general economic conditions.

     As a strategic response to a changing competitive environment, we may elect from time to time to make certain pricing, service or marketing decisions that could have a material adverse effect on us. We believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that in some future quarter, our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected.

     WE RELY ON SIGNIFICANT CUSTOMERS. A significant portion of our revenues is generated by a limited number of customers. We expect that we will continue to depend on large contracts with a limited number of significant customers through the near future. This situation can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts. Most of our customers have no obligation to purchase additional products or services from us. Consequently, if we fail to develop relationships with significant new customers, our business, financial condition and results of operations will be materially and adversely affected.

     WE DEPEND ON THE INCREASED USAGE AND STABILITY OF THE INTERNET. The future of the Internet as a center of commerce and information exchange will depend in significant part on the following factors:

     - continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet;

     - the level of Internet usage by individuals;

     - the number and quality of products and services designed for use on the Internet; and

     - expansion of the Internet infrastructure.

     Because usage of the Internet as a medium for online education, exchange of information, advertising, merchandising and entertainment is a recent phenomenon, it is difficult to predict whether the number of users will continue to increase and whether any significant market for our online products and services, or any substantial commercial use of the Internet, will develop. It is also uncertain whether the cost of Internet access will decrease. If Internet communication fails to achieve increased acceptance and does not become accessible to a broad audience at moderate costs, the viability of Internet commerce and the market for our products and services will be jeopardized.

     The success of our business also depends on a significant expansion of the Internet infrastructure to provide adequate Internet access and proper management of Internet traffic. It also needs to be expanded to provide a substantial amount of public education to increase confidence in the integrity and security of Internet commerce and communication. If the Internet infrastructure is not adequately expanded or managed, or if our products and services do not achieve sufficient market acceptance, then our business, financial condition and results of operations will be materially and adversely affected.

     WE FACE THE RISK OF SYSTEM FAILURES AND CAPACITY CONSTRAINTS. A key element of our strategy is to generate a high volume of online traffic to our products and services. Accordingly, the performance of our products and services is critical to our reputation, our ability to attract customers and market acceptance of our products and services. Any system failure that causes interruptions in the availability or increases response time of our products and services would result in less traffic to our web-sites and, especially if sustained or repeated, would reduce the attractiveness of our products and services. An increase in the volume of use of our products and services could strain the capacity of the software or hardware we use or the capacity of our network infrastructure, which could lead to slower response time. We experienced capacity constraints in early 1999, and might again. Any failure to expand the capacity of our hardware or network infrastructure on a timely basis or on commercially reasonably terms would have a material adverse effect on our business. We also depend on web browsers and Internet service providers for access to their products and services, and users may experience difficulties due to system failures unrelated to our systems, products and services.

     WE FACE SECURITY RISKS. We include in our products certain security protocols that operate in conjunction with encryption and authentication technology. Despite these technologies, our products may be vulnerable to break-ins and similar disruptive problems caused by online users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and the computer systems of end-users, which may result in significant liability for us and may also deter potential customers. For example, computer "hackers" could remove or alter portions of our online courseware. Persistent security problems continue to plague the Internet, the Web and other public and private data networks. Alleviating problems caused by third parties may require us to make significant expenditures of capital and other resources and may cause interruptions, delays or cessation of service to our customers and to us. Moreover, our security and privacy concerns and those of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the online marketplace generally, and our customer base and revenues in particular. We attempt to limit our liability to customers, including liability arising from a failure of the security features contained in our products, through contractual provisions limiting warranties and disallowing damages in excess of the price paid for the products and services purchased. However, these limitations might not be enforceable. We currently do not have product liability insurance to protect against these risks and insurance might not be available to us on commercially reasonable terms or at all.

     WE FACE AN UNDEVELOPED AND RAPIDLY CHANGING MARKET FOR OUR PRODUCTS AND SERVICES. The market for our products and services is rapidly evolving in response to recent developments relating to online technology. The market is characterized by evolving industry standards and customer demands and an increasing number of market entrants who have introduced or developed online products and services. It is difficult to predict the size and growth rate, if any, of this market. As is typical in the case of a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Moreover, critical issues concerning the commercial use of online networks (including reliability, cost, ease of use and access, quality of service and market acceptance) remain unresolved and may impact potential future growth. Although costs have been decreasing while ease of use, market acceptance and access have been increasing, we cannot assure that these trends will continue. Our future success will depend in significant part on our ability to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of the marketplace and competitive product offerings, and we cannot assure that we will be successful in developing, integrating or marketing such products or services. In addition, our new product releases may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and adversely affecting our business.

     THERE ARE RISKS RELATING TO OUR INTELLECTUAL PROPERTY RIGHTS. We regard our copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and we rely upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights.

     We have had certain trademark applications denied and may have more denied in the future. We will continue to evaluate the need for registration of additional marks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology. Any such litigation may be time-consuming and costly, cause product release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon us. These royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Our means of protecting our proprietary rights might not be adequate and our competitors might independently develop similar technology, duplicate our products or services or design around patents or other intellectual property rights we have. In addition, distributing our products through online networks makes our software more susceptible than other software to unauthorized copying and use. For example, online delivery of our courseware makes it difficult to ensure that others comply with contractual restrictions, if any, as to the parties who may access such courseware. We allow users to download electronically certain of our courseware content, which could adversely affect our ability to collect payment from users that obtain copies from our existing or past customers. If, as a result of changing legal interpretations of liability for unauthorized use of our software or otherwise, users were to become less sensitive to avoiding copyright infringement, we would be materially adversely affected.

     WE FACE GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. There are currently few laws or regulations that directly apply to activities on the Internet. We believe that we are not currently subject to direct regulation by any government agency in the United States, other than regulations that are generally applicable to all businesses. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that these laws and regulations may cover include user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. The applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, results of operations, financial condition and prospects.

     WE COULD ISSUE PREFERRED STOCK AND TAKE OTHER ACTIONS THAT MIGHT DISCOURAGE THIRD PARTIES FROM ACQUIRING US. Our board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. We currently have outstanding three classes of preferred stock. The rights of the holders of the common stock are subject to the rights of the holders of our outstanding preferred stock, and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuing preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, the preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, issuing preferred stock could have a material adverse effect on the market value of our common stock.

     Certain provisions of our certificate of incorporation and our bylaws could make it more difficult for a third party to acquire, and could discourage a third party from attempting to acquire, control of our company. Some of them eliminate the right of stockholders to act by written consent and impose various procedural and other requirements which could make it more difficult for stockholders to undertake certain corporate actions. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control of our company. We may in the future adopt other measures that may have the effect of delaying, deferring or preventing a change in control of our Company. Certain of these measures may be adopted without any further vote or action by the stockholders, although we have no present plans to adopt any such measures. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of our company, impede a merger, consolidation or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

     WE MIGHT NOT BE ABLE TO USE NET OPERATING LOSS CARRYFORWARDS. As of December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $ 47.1 million, which will expire at various dates through 2020. Our ability to use these net operating loss and credit carryforwards to offset future tax obligations, if any, may be limited by changes in ownership. Any limitation on the use of net operating loss carryforwards, to the extent it increases the amount of federal income tax that we must actually pay, may have an adverse impact on our financial condition.

     WE DO NOT PRESENTLY ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON
STOCK. We intend to retain all earnings for the foreseeable future for funding our business operations. In addition, our outstanding preferred stock and credit facilities contain restrictions on our ability to declare and pay dividends on our common stock. Consequently, we do not anticipate paying any cash dividends on our common stock for the foreseeable future.

ITEM 2.  PROPERTIES.

     A current summary showing the operating properties of the Company, all of which are leased, is shown below:

                                                                                 LEASE
                                                                 AREA         EXPIRATION     MONTHLY
           LOCATION                    PRINCIPAL USE         (SQUARE FEET)       DATE         RENT
           --------                    -------------         -------------   -------------   -------
Reston, VA.....................  Executive offices and          16,701       February 2010   $37,925(1)
                                 principal administration,
                                 technical marketing and
                                 sales operations
Waxahachie, TX.................  CTA offices                     5,000       July 2001         2,000
Rockville, MD(2)...............  HTR executive offices           6,222       January 2006     11,936
Washington, DC(2)..............  HTR Branch office               2,253       July 2002         5,539

- ---------------
(1) Subject to 3% annual increases

(2) As part of the Company's transition to focus primarily on its online businesses, the Company is negotiating to terminate these leases. The Washington DC property has been subleased.

     The Company believes that its existing office space is sufficient to accommodate its current needs and that suitable additional space will be available on commercially reasonable terms to accommodate any expansion needs in 2001 should the need arise.

ITEM 3.  LEGAL PROCEEDINGS.

     In November 1999, an arbitrator found the Company liable to Sage Interactive for approximately $360,000 arising out of an alleged contract between Sage Interactive and the Company. The Company paid this award in 2000.

     In 2000, Techsearch L.L.C. filed a claim against a number of defendants, including the Company, alleging, in our case, that the Company's method that allows end users to take online courses infringes Techsearch's patented method. The Company has filed an answer denying the allegation and plans to file a motion to stay the proceedings pending the outcome of a similar patent infringement case brought by Techsearch. Techsearch seeks unspecified damages and an injunction prohibiting further alleged infringement. The Company believes the claim is without merit and plans to defend against it vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                               EXECUTIVE OFFICERS

     As of March 30, 2001, the executive officers of the Company were as follows:

               NAME                 AGE                           POSITIONS
               ----                 ---                           ---------
Narasimhan P. Kannan..............  51    Chairman of the Board of Directors
Daniel J. Neal....................  42    Chief Executive Officer
Michael W. Anderson...............  45    Executive Vice President -- Publishing and Academic Markets
Michael A. Schwien................  45    Chief Financial Officer and Secretary
Randi J. Saari....................  48    Senior Vice President -- Worldwide Sales
Charles A. Williams...............  42    Vice President of Marketing and Product Management
Vini N. Handler...................  47    Chief Information Officer

     Narasimhan P. "Nat" Kannan has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since he founded the Company in 1984. In September 2000, Mr. Kannan stepped down as Chief Executive Officer to focus exclusively on his role as Chairman. Prior to founding the Company, he co-founded Ganesa Group, Inc., a developer of interactive graphics and modeling software, in 1981. Prior thereto, he served as a consultant to Booz Allen and Hamilton, Inc., the MITRE Corporation, The Ministry of Industry of the French Government, the Brookhaven and Lawrence Livermore National Laboratories, the White House Domestic Policy Committee on Energy, and Control Data Corporation. He serves on the board of directors of TV on the Web, Inc. He holds a B.S. in Engineering from the Indian Institute of Technology in Madras, India, and he performed advanced graduate work in business and engineering at Dartmouth College.

     Daniel J. Neal has served as a director and Chief Executive Officer of the Company since joining the Company in September 2000. From July 1998 until joining the Company, Mr. Neal served in various positions with USinternetworking, Inc., including Vice President/General Manager, Senior Director, E-Commerce Partnering and Senior Director, Acquisition Integration. From April 1996 until July 1998, he was the Director of National Partnering for Global One Communications, LLC, a subsidiary of Sprint. Prior to that, Mr. Neal served as a Senior Staff Member with the Office of the Vice President of the United States. Mr. Neal received his B.A. from the University of California, Berkeley, and holds an M.B.A. from the Wharton School at the University of Pennsylvania.

     Michael W. Anderson serves as the Company's Executive Vice President, Publishing and Academic Markets. From November 1998 to September 2000, he was the Company's Chief Operating Officer after serving as the Company's Vice President of Technology and Operations since March 1996. From 1994 to 1996, Mr. Anderson was a marketing research consultant at O'Donnell & Associates, Inc. From 1990 to 1994 he served as Vice President and Director of Marketing Operations at HarperCollins College Publishers. Mr. Anderson holds a B.A. in English and Mathematics from the University of Texas.

     Michael Schwien joined the Company as Controller in May 1998 and was named Chief Financial Officer in June 1999. From 1993 to May 1998, Mr. Schwien worked for BDM Technologies, Inc., most recently as Director of Business Operations. From 1988 to 1993, he worked for ICF Kaiser International as Supervisor of Corporate Accounting. Prior to working for ICF Kaiser International, he was a staff auditor with Deloitte & Touche. Mr. Schwien holds a B.S. in Business Administration from the University of Colorado and is a Certified Public Accountant.

     Randy J. Saari joined the Company in October 2000 as Senior Vice President of Worldwide Sales and is responsible for leading the VCampus direct and indirect sales efforts both domestically and abroad, and for the execution of VCampus' overall sales strategy. Before joining VCampus, Mr. Saari led the Central Region Sales efforts at The Hunter Group, a Baltimore-based consulting firm specializing in enterprise applications and information management, from 1996 to February 2000. Since 1994, Mr. Saari focused on developing "Greenfield" regions. Mr. Saari has over twenty years' experience managing people, including at Tadpole Technology from 1995 to 1996, at Sapient Corporation from February 2000 to May 2000 and at Extraprise from May 2000 to October 2000. Mr. Saari holds a B.S. in Accounting from Plymouth State College.

     Charles A. Williams joined VCampus in October 2000 and serves as Vice President of Marketing and Product Management. Mr. Williams is responsible for identifying target markets for the VCampus service platform, leading all product management efforts and managing all company marketing and communications activities. Mr. Williams brings over 20 years of marketing, product management, sales and technology experience to VCampus. Prior to joining VCampus, Mr. Williams served as Vice President of Product Management, Marketing, and Sales Support for COMSAT International, a Lockheed Martin Global Telecommunications company from September 1999 to October 2000, and as Assistant Vice President of Product Management, Marketing Strategy and Sales for Global One from October 1998 to September 1999. Mr. Williams holds a B.S. in Electrical Engineering Technology from Washington Technical Institute and is completing a Master of Science degree program at George Washington University.

     Vini N. Handler joined VCampus in December 2000 as Chief Information Officer. Ms. Handler brings both domestic and international expertise in technology operations, IP/Data services strategies, product development and ASP solutions. She is responsible for all aspects of VCampus' application services and support. Ms. Handler's executive experience in the Internet/IP and data industry includes management roles with Loral CyberStar from July 2000 to November 2000, Cable & Wireless from 1998 to 2000, Global One from 1996 to 1998, and Sprint & GTE Telenet from 1980 to 1996. Ms. Handler holds a bachelor's degree in electrical engineering from the Indian Institute of Technology in Kanpur, India, and an M.B.A. in Operations Research from American University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a) Price Range of Common Stock

     Our common stock is currently listed on the Nasdaq SmallCap Market under the symbol "VCMP." For each full fiscal quarter since the beginning of 1999, the high and low bid quotations for our common stock, as reported by Nasdaq, were as follows:

                                                               HIGH     LOW
                                                              ------   -----
1999
  First quarter.............................................  $ 5.87   $2.62
  Second quarter............................................  $ 8.31   $2.62
  Third quarter.............................................  $ 8.00   $3.00
  Fourth quarter............................................  $ 4.00   $2.18
2000
  First quarter.............................................  $19.00   $3.38
  Second quarter............................................  $11.00   $4.25
  Third quarter.............................................  $10.38   $2.88
  Fourth quarter............................................  $ 4.44   $0.38

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

     From October 1, 2000 to December 31, 2000, the Company issued the following unregistered securities:

          (1) 225,518 shares of common stock, valued at $0.66 per share, were issued as a dividend to the holders of the Company's Series D Preferred Stock on December 31, 2000.

          (2) 357,577 shares of Series E Preferred Stock were issued to Hambrecht & Quist Guaranty Finance LLC (H&QGF), an accredited investor, at a price per share ranging from $0.52 to $1.06 pursuant to the terms of the Company's equity line with H&QGF. The resale of the shares of common stock issued and issuable upon conversion of the Series E Preferred Stock was covered by an effective registration statement on Form S-1 (333-838850) until the Company voluntarily terminated such registration in February 2001. The Series E Preferred Stock converts on a one-for-one basis into common stock at any time at the election of the holder. A warrant to purchase 15,000 shares of common stock was issued to H&QGF on October 20, 2000 with an exercise price of $1.94 per share.

          (3) An aggregate of 40,000 shares of common stock were issued to four service providers on December 15, 2000 for services rendered.

          (4) 519,480 shares of common stock and a warrant to purchase 519,480 shares of common stock with an exercise price of $0.96 per share were issued to one accredited institutional investor on December 13, 2000 for total cash consideration of $500,000.

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

  (b) Approximate Number of Equity Security Holders

     As of March 19, 2001, the number of record holders of the Company's Common Stock was 129 and the Company believes that the number of beneficial owners was approximately 1065.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999 and 2000 are derived from, and are referenced to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 are derived from financial statements not included in this Annual Report on Form 10-K.

                                               1996       1997       1998       1999       2000
                                             --------   --------   --------   --------   ---------
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Online tuition revenues..................  $    119   $  1,662   $  1,549   $  3,835   $   5,065
  Virtual campus software revenues.........                2,718        112        216         115
  Online development and other revenues....       399      1,631        926        977       1,022
  Product sales revenues...................                2,330      3,348      1,222         414
  Other service revenues...................       424        718      2,445        305         175
  Instructor-led training revenues.........                1,086      6,303      4,992       2,665
                                             --------   --------   --------   --------   ---------
Total net revenues.........................       942     10,145     14,683     11,547       9,456
Costs and expenses:
  Cost of revenues.........................       129      1,849      8,869      5,749       3,296
  Sales and marketing......................     1,593      4,439      5,304      4,286       6,242
  Product development and operations.......     1,548      4,926      6,102      2,241       3,555
  General and administrative...............     2,477      2,387      3,783      2,633       2,761
  Depreciation and amortization............       144      1,012      3,347      2,956       2,916
  Acquired in-process research, development
     and content...........................        --     11,100         --         --          --

                                               1996       1997       1998       1999       2000
                                             --------   --------   --------   --------   ---------
  Compensation expense in connection with
     the acquisition of HTR, Inc...........        --        690         --      1,089         654
  Reorganization and other non-recurring
     charges...............................        --        340      5,585        360       2,261
  Stock-based compensation.................        --         --         --         --         361
                                             --------   --------   --------   --------   ---------
Total costs and expenses...................     5,891     26,743     32,990     19,314      22,046
Loss from operations.......................    (4,949)   (16,599)   (18,307)    (7,767)    (12,590)
Other income (expense):
  Gain (loss) on sale of subsidiaries......        --         --       (907)         1          --
  Other income.............................       304        125         --         --          --
  Interest income (expense)................         4        329       (597)      (721)        166
Cumulative effect of accounting change.....        --         --         --         --        (461)
                                             --------   --------   --------   --------   ---------
Net loss...................................  $ (4,641)  $(16,145)  $(19,811)  $ (8,487)  $ (12,885)
                                             ========   ========   ========   ========   =========
Dividends to preferred stockholders........      (331)        --       (358)      (448)     (1,153)
                                             --------   --------   --------   --------   ---------
Net loss attributable to common
  stockholders.............................  $ (4,972)  $(16,145)  $(20,169)  $ (8,935)  $ (14,038)
                                             ========   ========   ========   ========   =========
Net loss per share.........................  $  (4.98)  $  (4.91)  $  (5.27)  $  (1.91)  $   (1.76)
                                             ========   ========   ========   ========   =========
Net loss per share -- assuming dilution....  $  (4.98)  $  (4.91)  $  (5.27)  $  (1.91)  $   (1.76)
                                             ========   ========   ========   ========   =========

                                              1996       1997       1998       1999       2000
                                            --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital (deficit).................  $ 14,833   $ (3,789)  $ (4,631)  $ (5,155)  $ (2,036)
Total assets..............................    17,489     26,465     14,871     10,668      6,652
Total liabilities.........................     1,287     13,054      9,051      8,646      3,620
Accumulated deficit.......................   (11,383)   (27,528)   (47,697)   (56,632)   (70,585)
Total stockholders' equity................    16,202     13,411      5,820      2,022      3,031

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     From time to time, as used herein, the term "Company" or "VCampus" shall mean VCampus Corporation and its subsidiaries: Cognitive Training Associates, Inc., a Texas corporation; Cooper & Associates, Inc., an Illinois corporation, d/b/a Teletutor; HTR, Inc., a Delaware corporation; and UOL Leasing, Inc., a Delaware corporation.

     The following presentation of management's discussion and analysis of the Company's consolidated financial condition and results of operation should be read in conjunction with the Company's consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this report.

OVERVIEW

     The Company is a leading e-learning Application Service Provider (ASP) that develops, manages and hosts turn-key, Internet-based learning environments for corporations, higher education institutions and government agencies, which enable them to offer global distance learning solutions to their customers, sales channel partners, employees and students. The Company offers its online courseware primarily through its proprietary virtual campus product, or VCampus(TM), a full-service, centrally-hosted, scalable distance education platform. It allows for the registration, enrollment, teaching, testing, grading and certification of distance learners. Through its HTR and Teletutor subsidiaries, the Company also offers courseware through more traditional media, including on-site and classroom training, diskette, CD-ROM and printed formats. During 1999, the Company began implementing its plan to divest its non-online businesses, with the exception of Teletutor, in order to focus its efforts on managing its core online customers and content. In December 2000, the Company closed HTR's remaining Instructor-led training sites in Washington D.C. and Rockville, MD, and is in the process of launching a new asynchronous mentored online product with the remaining instructors. In 2000, 1999, and 1998, the Company's online related businesses accounted for 66.0%, 43.6% and 17.6%, respectively, of the Company's total revenues.

     The Company was formed in 1984 as IMSATT Corporation, a multimedia research and development company. In 1991, the Company acquired from Control Data certain rights to resell the CYBIS online courseware, which consisted primarily of courses in language arts, mathematics, social studies, science, business and a variety of technical subjects. In 1993, the Company modified its business focus to capitalize on market opportunities for online education resulting from technological advances relating to the Internet. Subsequently, the Company raised additional financing and focused its development efforts on migrating its technology to the Web in preparation for the launch of its first Web-based course in November 1995. Under the current business model, the Company's revenues are derived from five primary sources:

     - online tuition revenues;

     - product sales revenues;

     - development revenues;

     - other service revenues; and

     - instructor-led training revenues.

     Online tuition revenues are generated primarily from online tuition derived from corporate, government, and higher education customers. Product sales revenues are derived from the sale of telecommunications related computer-based training ("CBT") courses that are delivered through traditional CBT format (e.g. CD-ROM). Development revenues consist primarily of fees paid to the Company for creating and developing new online courseware and web-enabling existing courseware. Other service revenues consist primarily of monthly fees generated by the licensing and maintenance of the CYBIS courseware under contract with the U.S. Army. Instructor-led training revenues are generated from on-site and classroom training fees.

     During 1998, the Company changed its pricing model from a platform license fee for hosting services to an ASP service fees and subscription model based on course usage commitments. This new pricing structure provides a lower cost of entry and generates a recurring revenue stream for VCampus. While prior to 1997 licensing and support revenues have represented a substantial majority of the Company's revenues, the Company believes that online related revenues will become the primary sources of its revenues in the future.

ACQUISITIONS AND DIVESTITURES

     Since 1996, the Company has completed four acquisitions -- HTR Inc., Cooper & Associates, Inc. (d/b/a Teletutor), Ivy Software, Inc. and Cognitive Training Associates, Inc. Each of these acquisitions was accounted for as a purchase, and accordingly, the operating results of each acquired company are included in the Company's financial statements from the effective date of each respective acquisition. These acquisitions provided the Company with customers and courseware content in non-online format. The Company does not currently have an agreement, commitment or understanding with any other potential acquisition candidates. The Company has followed a strategy of moving content and customers to an online training platform from the traditional classroom and CBT based training sold through its non-online business. During 1999, the Company began implementing its plan to divest its non-online businesses, with the exception of Teletutor, in order to focus its efforts on managing its core online customers and content. In December 2000, the Company closed HTR's remaining instructor-led training sites in Washington D.C. and Rockville, MD, and is in the process of launching a new asynchronous mentored online product with the remaining instructors.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total net revenues for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1999      2000
                                                           ------    ------    ------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Online tuition revenues................................    10.6%     33.2%     53.6%
  Virtual campus software revenues.......................     0.8       1.9       1.2
  Product sales revenues.................................    22.8      10.6       4.4
  Development and other revenues.........................     6.3       8.5      10.8
  Instructor-led training revenues.......................    42.9      43.2      28.2
  Other service revenues.................................    16.6       2.6       1.8
                                                           ------    ------    ------
          Total net revenues.............................   100.0     100.0     100.0
Costs and expenses:
  Cost of revenues.......................................    60.4      49.8      34.9
  Sales and marketing....................................    36.1      37.1      66.1
  Product development and operations.....................    41.6      19.4      37.6
  General and administrative.............................    25.8      22.8      29.2
  Depreciation and amortization..........................    22.8      25.6      30.8
  Reorganization and other non-recurring charges.........    38.0      12.6      34.6
                                                           ------    ------    ------
          Total costs and expenses.......................   224.7     167.3     233.2
                                                           ------    ------    ------
Loss from operations.....................................  (124.7)    (67.3)   (133.2)
Other income (expense):
  Other income (expense).................................    (6.2)       --        --
  Interest income (expense)..............................    (4.1)     (6.2)      1.8
                                                           ------    ------    ------
Cumulative effect of accounting changes..................      --        --      (4.9)
                                                           ------    ------    ------
Net loss.................................................  (135.0)%   (73.5)%  (136.3)%
                                                           ======    ======    ======

2000 COMPARED TO 1999

  Summary

     The Company incurred a net loss of $14,037,564 (or $1.76 per share) in 2000 as compared to a net loss of $8,934,909 (or $1.91 per share) in 1999. Excluding certain non-recurring items in both years, the Company incurred a net loss of $10,299,544 (or $1.28 per share) in 2000 as compared to a net loss of $7,487,115 (or $1.60 per share) in 1999. Non-recurring items for 2000 amounted to $3,738,020 (or $0.48 per share) and included $654,294 of compensation payable to the former executives of HTR pursuant to their employment agreements, $1,226,335 of adjustment to goodwill related to the Company's restructuring of HTR, $700,000 of adjustment to the Company's note receivable related to the sale of Knowledgeworks, $335,000 of costs related to the Company's restructuring of operations in December 2000, $361,391 of compensation expense recorded in connection with the issuance of stock, stock warrants and stock options, and $461,000 recorded in connection with the cumulative effect of change in accounting principle. Non-recurring items for 1999 amounted to $1,447,794 (or $0.31 per share) and included $1,089,240 of compensation payable to the former executives of HTR pursuant to their employment agreements, $360,000 of costs related to a settlement with a former partner, and $1,446 of gain related to the sale of Knowledgeworks.

     Total revenues in 2000 were $9,456,083 as compared to $11,547,439 for 1999. The decrease in revenues was primarily due to the closing of two HTR training facilities in 1999 (approximately $2,327,000) the sale of Knowledgeworks in June 1999 (approximately $268,000) and the decrease in Teletutor revenues (approximately $593,000) as the Company focused on its core online business. The decrease was partially offset by increases in online tuition revenues and development and other revenue. Online tuition revenues increased from $3,834,617 in 1999 to $5,064,889 in 2000, primarily due to increased course usage by some of the Company's older customers, the addition of new customers, and the transition of some Teletutor customers to online delivery. Excluding the non-recurring items described above, total costs and expenses were $18,768,608 in 2000 as compared to costs of $17,864,951 for 1999. The increase was due primarily to increases in product development and operations expenses and sales and marketing expenses, partially offset by a decrease in cost of revenues as the Company's lower margin instructor-led training revenues decreased.

  Net Revenues

     Total net revenues decreased 18.1% from $11,547,439 in 1999 to $9,456,083 in 2000. Online tuition revenues increased from 3,834,617 (33.2% of net revenues) in 1999 to $5,064,889 (53.5% of net revenues) in 2000. The increase in online tuition revenues was primarily due to increased course usage by some of the Company's older customers (approximately $900,000) and the addition of new customers (approximately $330,000). Virtual campus software revenues decreased from $216,341 (1.9% of net revenues) for 1999 to $115,093 (1.2% of net revenues) for 1999. The decrease in virtual campus software revenues is primarily due to the decrease of customers with virtual campus software license agreements. Online development and other revenues increased slightly from $977,295 (8.5% of net revenues) in 1999 to $1,021,811 (10.8% of net revenues) in 2000. Development revenues were primarily related to developing online courseware for customers in both years. Product sales revenues decreased from $1,222,389 (10.6% of net revenues) in 1999 to $413,999 (4.4% of net revenues) in 2000. The decrease in product sales revenues was primarily due to the sale of Knowledgeworks in June 1999, and the transition of some Teletutor customers from CD-ROM to online usage. Other service revenues decreased from $305,046 (2.6% of net revenues) in 1999 to $175,399 (1.9% of net revenues) in 2000. The decrease in other service revenues was due primarily to decreased sales to the Company's legacy customers using its CYBIS courseware. Instructor-led training revenues decreased from $4,991,751 (43.2% of net revenues) in 1999 to $2,664,892 (28.2% of net revenues)
in 2000. This decrease was due primarily to the closing of two HTR training facilities in 1999 as a result of management reorganization plans.

  Cost of Revenues

     Total cost of revenues decreased 42.7% from $5,748,745 (49.8% of net revenues) in 1999 to $3,296,284 (34.9% of net revenues) in 2000. The decrease was due primarily to the closing of two lower margin instructor-led training facilities in 1999 (representing a decrease of approximately $2,300,000) and the decrease in product sales revenues (representing a decrease of approximately $300,000) partially offset by the increase in cost of online revenues (approximately $150,000) as a result of the increase in online tuition revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 45.6% from $4,285,989 (37.1% of net revenues) in 1999 to $6,241,397 (66.1% of net revenues)
in 2000. Sales and marketing expenses consist primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. The increase was due primarily to the Company's expansion of its sales force and increased marketing investments in 2000.

     Product Development and Operations. Product development and operations expenses increased to 58.6% from $2,241,283 (19.4% of net revenues) in 1999 to $3,555,093 (37.6% of net revenues) in 2000. Product development and operations expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The increase was primarily due to additional costs incurred transitioning to a new hosting facility, re-configuring the architecture of the courseware delivery platform, and leasing certain hardware designed to improve capacity and performance of delivering courseware, as well up-front costs related to establishing an application hosting platform under the Company's application hosting agreement with a large reseller.

     General and Administrative. General and administrative expenses increased 4.8% from $2,632,937 (22.8% of net revenues) in 1999 to $2,759,682 (29.2% of net revenues) in 1999. General and administrative expenses consist primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs.

     Depreciation and Amortization. Depreciation and amortization expense decreased 1.3% from $2,955,997 (25.6% of net revenues) in 2000 to $2,916,152
(30.8% of net revenues) in 1999.

     Compensation expense in connection with the acquisition of HTR, Inc. During 2000, the Company recognized the final portion of compensation expense of $654,294 related to compensation paid to the HTR executives pursuant to their employment agreements.

     Reorganization and Other Non-Recurring Charges. In December 2000, the Company implemented a plan to reduce its workforce and close certain office facilities. The plan called for and resulted in (i) the termination of approximately 37 employees primarily from the product development and instructor-led training areas and (ii) the closure of the Company's training facilities located in Washington, DC and Rockville, MD. As a result, the Company recorded a restructuring charge of approximately $1,561,000. The restructuring charge included approximately $1,226,000 for the write off of goodwill related to HTR and $335,000 primarily for expenses related to facilities lease cancellations. The Company believes that the restructuring plan will be completed by the second quarter of 2001 and does not anticipate adjustments to its restructuring accrual. No amounts related to the restructuring had been paid as of December 31, 2000. The operating activities of the closed facilities were not tracked separately by the Company. Reorganization and other non-recurring charges in 2000 also included an increase of $700,000 to the Company's reserve for its notes receivable issued in connection with the sale of Knowledgeworks, which note was restructured in 2000.

     Stock Based Compensation. Stock based compensation was $361,391 in 2000 and consisted of expense related to the issuance of compensatory stock and stock options to the Company's newly appointed President and Chief Executive Officer, and compensatory stock and stock warrants issued to several service providers.

     Interest and Other Income (Expense). Interest income in 2000 was primarily derived from income earned on divestiture-related notes receivable and cash raised in the Company's private placements. Interest expense in 1999 was primarily attributable to the Company's borrowings under its then convertible debentures and credit facilities.

     Cumulative Effect of Accounting Change. During the fourth quarter of 2000, the Company implemented Emerging Issues Task Force Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments (EITF 00-27). Issue 1 of EITF 00-27 modified the calculation of beneficial conversion features for convertible securities issued with detachable instruments for all transactions subject to EITF Issue No. 98-5. As a result of implementation of EITF 00-27, the beneficial conversion feature associated with the Company's Secured Subordinated Convertible Debentures increased by $461,000. This non-cash item has been recorded by the Company as a cumulative effect of a change in accounting principle in accordance with EITF 00-27.

1999 COMPARED TO 1998

  Summary

     The Company incurred a net loss of $8,934,909 (or $1.91 per share) in 1999 as compared to a net loss of $20,169,155 (or $5.27 per share) in 1998. Excluding certain non-recurring items in both years, the Company incurred a net loss of $7,487,115 (or $1.60 per share) in 1999 as compared to a net loss of $13,676,515 (or $3.57 per share) in 1998. Non-recurring items for 1999 amounted to $1,447,794 (or $0.31 per share) and included $1,089,240 of compensation payable to the former executives of HTR pursuant to their employment agreements, $360,000 of costs related to a settlement with Sage Interactive, a former partner, and $1,446 of gain related to the sale of Knowledgeworks. Non-recurring items for 1998 amounted to $6,492,640 (or $1.70 per share) and included $1,770,408 of costs incurred pursuant to a management reorganization plan,

$3,669,598 of goodwill impairment related to the planned divestiture of certain non-online businesses, losses of $907,426 related to the sale of Ivy and HTR's consulting division, and a loss on debt restructuring of $145,208.

     Total revenues in 1999 were $11,547,439 as compared to $14,683,112 for 1998. The decrease in revenues was primarily due to the sale of HTR's consulting line of business in December 1998, the sale of Knowledgeworks in June 1999, the transition of some Teletutor customers from CD-ROM to online usage, and the closing of several HTR training facilities in the latter part of 1998 and in 1999. The decrease was partially offset by increases in online tuition revenues, VCampus software revenues and development and other revenue. Online tuition revenues increased from $1,548,950 in 1998 to $3,834,617 in 1999, primarily due to increased course usage by some of the Company's older customers, the addition of new customers, and the transition of some Teletutor customers to online delivery. Excluding the non-recurring items described above, total costs and expenses were $17,864,951 in 1999 as compared to costs of $27,404,598 for 1998. The decrease was due primarily to the sale of Ivy in September 1998, and the sale of HTR's consulting and Knowledgeworks businesses in December 1998 and June 1999, respectively, as well as the closing of several HTR training facilities in the latter part of 1998, and in 1999 as a result of certain management reorganization plans.

  Net Revenues

     Total net revenues decreased 21.4% from $14,683,112 in 1998 to $11,547,439 in 1999. Online tuition revenues increased from $1,548,950 (10.5% of net revenues) in 1998 to $3,834,617 (33.2% of net revenues) in 1999. The increase in online tuition revenues was primarily due to increased course usage by some of the Company's older customers (approximately $1,894,000), the addition of new customers (approximately $271,000), and the transition of some Teletutor customers to online delivery (approximately $121,000). Virtual campus software revenues increased from $112,253 (0.8% of net revenues) for 1998 to $216,341 (1.9% of net revenues) for 1999. The increase was primarily due to the addition of new customers. Online development and other revenues increased slightly from $925,751 (6.3% of net revenues) in 1998 to $977,295 (8.5% of net revenues) in 1999. Development revenues were primarily related to courseware conversion by the Company for its customers in both years. Product sales revenues decreased from $3,347,777 (22.8% of net revenues) in 1998 to $1,222,389 (10.6% of net revenues) in 1999, primarily due to the sale of Knowledgeworks in June 1999, and the transition of some Teletutor customers from CD-ROM to online usage. Other service revenues decreased from $2,444,719 (16.6% of net revenues) in 1998 to $305,046 (2.6% of net revenues) in 1999, primarily due to the sale of HTR's consulting division in December 1998. Instructor-led training revenues decreased from $6,303,662 (42.9% of net revenues) in 1998 to $4,991,751 (43.2% of net revenues) in 1999, primarily due to the closing of several HTR training facilities in the latter part of 1998, and in 1999 as a result of certain management reorganization plans.

  Cost of Revenues

     Total cost of revenues decreased 35.2% from $8,868,351 (60.4% of net revenues) in 1998 to $5,748,745 (49.8% of net revenues) in 1999. The decrease was primarily due to the closing of two instructor-led training facilities at the end of the second quarter of 1998 (approximately $938,000), the sale of HTR's consulting business at the end of the fourth quarter of 1998 (approximately $1,558,000) and the sale of Knowledgeworks in June 1999 (approximately $839,000).

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 19.2% from $5,304,394 (36.1% of net revenues) in 1998 to $4,285,989 (37.1% of net revenues)
in 1999. Sales and marketing expenses consist primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. The decrease was primarily due to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans partially offset by increased marketing efforts in the latter part of 1999.

     Product Development and Operations. Product development and operations expenses decreased 63.3% to from $6,102,265 (41.6% of net revenues) in 1998 to $2,241,283 (19.4% of net revenues) in 1999. Product development and operations expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The decrease was primarily due to cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans. The plan resulted in the termination of approximately 48 employees in the product development and operations area with an approximate decrease of $3,100,000 in payroll and related costs for the year. The decrease in 1999 was also due to the write-off during the first quarter of 1998 of approximately $700,000 related to previously capitalized software development costs ($280,000), courseware development costs ($150,000) and acquired online publishing rights costs ($270,000).

     General and Administrative. General and administrative expenses decreased 30.4% from $3,782,844 (25.8% of net revenues) in 1998 to $2,632,937 (22.8% of net revenues) in 1999. General and administrative expenses consist primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. The decrease was primarily due to approximately $1,075,000 of bad debt expense in the first quarter of 1998, and to a lesser extent, cost controls initiated at the end of the first quarter of 1998 as a result of management reorganization plans. Bad debt expense consisted primarily of accounts with customer with whom the Company chose not to further its relationship in 1998 mainly due to its reduction in workforce.

     Depreciation and Amortization. Depreciation and amortization expense decreased 11.7% from $3,346,744 (22.8% of net revenues) in 1998 to $2,955,997
(25.6% of net revenues) in 1999. The decrease was primarily due to the reduction in goodwill and other intangibles following the sale of Ivy at the end of the third quarter of 1998, the sale of HTR's consulting business at the end of the fourth quarter of 1998, the sale of Knowledgeworks at the end of the second quarter of 1999 and the write-down of goodwill related to the non-online businesses at the end of the fourth quarter of 1998 as a result of the Company's plan to divest these assets in 1999.

     Compensation expense in connection with the acquisition of HTR, Inc. During 1999, the Company recognized compensation expense of approximately $1,089,000 related to compensation to be paid to the HTR executives pursuant to their employment agreements.

     Reorganization and Other Non-Recurring Charges. During 1998, the Company implemented a plan to reduce its workforce and close certain office facilities. The plan resulted in (i) the termination of approximately 85 employees (consistent with the plan) primarily from the product development and administrative areas and (ii) the closure of the Company's training facilities located in Los Angeles and Baltimore, and an executive office in McLean, Virginia. As a result, the Company recorded a restructuring charge of approximately $1,770,000. The restructuring charge included approximately $1,494,000 for employee severance and termination costs and approximately $276,000 primarily for expenses related to facilities lease cancellations and write down of assets no longer in use. The operating activities of the discontinued operations were not tracked separately by the Company. During 1998, the Company paid approximately $1,224,000 in costs under the restructuring accrual. The remaining amount was paid in 1999. The total amounts paid did not materially differ from the amounts accrued. In November 1999, an arbitrator found the Company liable to Sage Interactive for approximately $360,000 arising out of an alleged contract between Sage Interactive and the Company. The Company accrued for the amount of the award as of December 31, 1999. The expense is included in reorganization and other non-recurring charges in the 1999 statement of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had $243,204 in cash and cash equivalents. Since its inception, the Company has financed its operating cash flow needs primarily through offerings of equity and debt securities and, to a lesser extent, borrowings. Cash utilized in operating activities was $9,465,895 for the year ended December 31, 2000 and $2,670,523 for the year ended December 31, 1999. Use of cash was primarily attributable to the net loss recorded.

     Cash utilized in investing activities was $1,832,420 for the year ended December 31, 2000 as compared to $60,514 for the year ended December 31, 1999. The use of cash for investing activities in 1999 and 2000 was primarily attributable to purchases of equipment and investments in software and courseware development.

     Cash provided by financing activities was $11,337,064 for the year ended December 31, 2000 as compared to $2,599,298 provided by financing activities for the year ended December 31, 1999. In January 2000, the Company completed a private placement of its common stock to iGate Capital Corporation, pursuant to which the Company issued 1,136,253 shares of common stock at $3.62 per share, resulting in net proceeds to the Company of approximately $4,000,000. The Company also issued one-year warrants to purchase 450,000 shares of its common stock at an exercise price between $4.34 and $6.125 per share. These warrants expired unexercised in January 2001. Under the terms of the H&QGF equity line agreement, the Company drew down approximately $4,380,000 during 2000, and issued to H&QGF 963,092 shares of Series E Preferred Stock at an average price of $4.55 per share. In the first quarter of 2000, the Company also issued 482,574 shares of its common stock to its convertible debenture holders at an average price of $3.30 per share, upon conversion of the remaining balance of approximately $1,590,000 in principal and accrued interest. In April 2000, the Company raised $2,500,000 through a private placement of 357,142 shares of common stock to US West Internet Ventures, Inc. at $7.00 per share and five-year warrants to purchase 714,285 shares of the Company's common stock at $7.00 per share. In December 2000, the Company raised $500,000 through a private placement to Rudman Partners of 519,480 shares at $0.96 per share and five-year warrants to purchase 519,480 shares of common stock at an exercise price of $0.96 per share. The Company also raised an additional $161,000 in December 2000 through the sale of 167,056 shares of common stock to its employees, executive officers and directors at $0.96 per share.

     The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures. The Company recognizes that it must raise additional funding to meet its working capital requirements and fund anticipated ongoing operating losses, particularly in the near term. The Company's equity line with H&QGF expired in February 2001. Consequently, the Company is currently negotiating with a new lender for a new equity line and is negotiating to secure bridge financing to provide sufficient working capital until the new equity line, or alternative financing arrangements, can be completed during the second quarter of 2001. In February 2001, the Company secured $1,150,000 of bridge financing through the issuance of short-term notes bearing interest at 10%, to Barry Fingerhut, a director and shareholder of the Company, and John Sears, a director of the Company. These notes were cancelled in March 2001 in exchange for an aggregate of 1,183,782 shares of common stock at a purchase price of $0.978 per share and warrants to purchase an aggregate of 287,500 shares of common stock at an exercise price of $1.076 per share.

     Although the Company expects to achieve breakeven sometime during 2001, the Company expects it will need to secure more substantial long-term private equity financings during the second quarter of 2001 to satisfy its working capital needs for the remainder of 2001. If the Company does not achieve substantial positive cash flow from operations during 2001 or 2002, it will need to continue to raise additional funds in those years to support operations and fund its efforts to grow online revenues. Additional financing, both short-term and long-term, might not be available to the Company, or might not be available on terms acceptable to the Company

     If the Company does not address its funding needs, it will be materially adversely affected. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects.

     As of December 31, 2000, the Company had net operating loss carryforwards of approximately $47.1 million for federal income tax purposes, which will expire at various dates through 2020. The Company's ability to utilize all of its net operating loss and credit carryforwards may be limited by changes in ownership. The Company has recognized a full valuation allowance against these deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and does not expect the adoption of SFAS 133 to materially impact its financial position or results of its operations.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 was effective on July 1, 2000. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included in this Report at pages F-1 through F- 21. See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers" located at the end of Part I of this Report.

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

        (3) Exhibits.

            EXHIBIT NO.                          DESCRIPTION
            -----------                          -----------
              3.1(a)     Amended and Restated Certificate of Incorporation, as
                         currently in effect.
              3.2(a)     Amended and Restated Bylaws, as currently in effect.
              4.1(a)     Form of Common Stock certificate.
            10.15(a)     Form of Online Educational Services Distribution Agreement.
            10.16(a)     Form of University Master Agreement for Online Education
                         Services.
            10.17(a)     Form of Online Educational Services Agreement.
            10.18(a)     Form of Inner Circle Online Educational Services Development
                         and Distribution Agreement.
            10.24(b)     Employment Agreement, dated January 1, 1997, with Michael W.
                         Anderson.
            10.25(b)     Employment Agreement, dated October 31, 1997, with Kamyar
                         Kaviani.
            10.26(b)     Employment Agreement, dated October 31, 1997, with Farzin
                         Arsanjani.
            10.27(b)     Employment Agreement, dated October 31, 1997, with Daniel J.
                         Callahan, IV.
            10.30(c)     Series C Preferred Stock and Warrant Purchase Agreement.
            10.31(c)     Registration Rights Agreement, dated March 31, 1998.
            10.32(c)     Series D Preferred Stock Purchase Agreement, dated June 29,
                         1998.
            10.33(c)     Amended and Restated Registration Rights Agreement, dated
                         June 29, 1998.
            10.34(c)     Certificate of Designations, Preferences and Rights of
                         Series D Convertible Preferred Stock dated June 26, 1998.
            10.35(d)     Certificate of Designations, Preferences and Rights of
                         Series C Convertible Preferred Stock dated June 25, 1998.
            10.40(e)     Form of Subscription Agreement for the $1.05 million Spencer
                         Trask Financing.
            10.41(f)     Private Equity Line of Credit Agreement dated May 4, 1999
                         with Hambrecht & Quist Guaranty Finance, LLC.
            10.42(f)     Certificate of Designations, Preferences and Rights of
                         Series E Convertible Preferred Stock.
            10.43(f)     Convertible Debenture and Warrants Purchase Agreement dated
                         June 4, 1999 with Excalibur Limited Partnership and BH
                         Capital Investments, L.P. relating to the $2.5 million.
            10.44(f)     Form of Convertible Debenture for the $2.5 million
                         convertible debenture financing in June 1999.

            EXHIBIT NO.                          DESCRIPTION
            -----------                          -----------
            10.45(g)     Asset Purchase Agreement relating to the sale of the
                         Knowledgeworks division of HTR effective on June 30, 1999.
            10.46(g)     Receivables factoring agreements, as amended, with Bankers
                         Capital.
            10.47(h)     Stock Purchase Agreement dated as of January 11, 2000 by and among the Registrant and Mastech Corporation (now iGate
                         Capital Corporation).
            10.48(h)     Registration Rights Agreement dated as of January 11, 2000 by and among the Registrant and Mastech Corporation (now
                         iGate Capital Corporation).
            10.49(h)     Warrant issued to Mastech Corporation (now iGate Capital
                         Corporation), dated as of January 11, 2000.
            10.50(i)     Subscription Agreement dated as of April 20, 2000, by and
                         between the Registrant and US West Internet Ventures, Inc.
            10.51(i)     Registration Rights Agreement dated as of April 20, 2000 by and between the Registrant and US West Internet Ventures,
                         Inc.
            10.52(i)     Warrant issued to US West Internet Ventures, Inc., dated as of April 20, 2000.
            10.53(i)     Board Nomination and Observer Rights Agreement dated April
                         20, 2000.
            10.54(j)*    Application Hosting Agreement dated April 20, 2000 between the Company and US West Interprise America, Inc.
            10.55        Employment Agreement, dated August 8, 2000, with Daniel J.
                         Neal.
            10.56        Amendment No. 1 to Employment Agreement with Narasimhan P.
                         Kannan dated August 10, 2000.
            21.1         List of Subsidiaries.
            23.1         Consent of Ernst & Young, LLP, Independent Auditors
            99.1         Audit Committee Charter

- ---------------
* Confidential treatment granted.

(a) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-12135).

(b) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(c) Incorporated by reference to the identically numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(d) Incorporated by reference to the identically numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(e) Incorporated by reference to the identically numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(f) Incorporated by reference to the corresponding appendix filed with the Registrant's preliminary proxy materials on Schedule 14A dated July 16, 1999 for its 1999 annual meeting of stockholders.

(g) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-83885) filed with the SEC on July 27, 1999, as amended.

(h) Incorporated by reference to the similarly numbered Exhibit to the Registrant's current Report on Form 8-K filed January 13, 2000.

(i) Incorporated by reference to the similarly numbered Exhibit to the Registrant's current Report on Form 8-K filed May 1, 2000.

(j) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2000.

     (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

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

Date: March 29, 2001

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

                     SIGNATURE                                   CAPACITY                    DATE
                     ---------                                   --------                    ----

             /s/ NARASIMHAN P. KANNAN                 Chairman                          March 29, 2001
- ---------------------------------------------------
               Narasimhan P. Kannan

                /s/ DANIEL J. NEAL                    Director and Chief Executive      March 29, 2001
- ---------------------------------------------------     Officer (Principal Executive
                  Daniel J. Neal                        Officer)

              /s/ MICHAEL A. SCHWIEN                  Chief Financial Officer           March 29, 2001
- ---------------------------------------------------     (Principal Financial and
                Michael A. Schwien                      Accounting Officer)

               /s/ EDSON D. DECASTRO                  Director                          March 30, 2001
- ---------------------------------------------------
                 Edson D. deCastro

              /s/ BARRY K. FINGERHUT                  Director                          March 30, 2001
- ---------------------------------------------------
                Barry K. Fingerhut

              /s/ WILLIAM E. KIMBERLY                 Director                          March 26, 2001
- ---------------------------------------------------
                William E. Kimberly

                 /s/ JOHN D. SEARS                    Director                          March 30, 2001
- ---------------------------------------------------
                   John D. Sears

                 /s/ ASHOK TRIVEDI                    Director                          March 30, 2001
- ---------------------------------------------------
                   Ashok Trivedi

               /s/ MARTIN E. MALESKA                  Director                          March 30, 2001
- ---------------------------------------------------
                 Martin E. Maleska

                              VCAMPUS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1999 and 2000..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1999 and 2000..............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
VCampus Corporation

     We have audited the accompanying consolidated balance sheets of VCampus Corporation as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule for the years ended December 31, 1998, 1999 and 2000 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VCampus Corporation at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1998, 1999 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 of Notes to Consolidated Financial Statements, in 2000 the Company changed its method of accounting for convertible securities with beneficial conversion features in accordance with the consensus reached by the Emerging Issues Task Force on Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments.

                                                           /s/ ERNST & YOUNG LLP

McLean, Virginia
March 8, 2001

                              VCAMPUS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   204,455   $    243,204
  Accounts receivable, less allowance of $142,000 and
     $218,000 at December 31, 1999 and 2000, respectively...    1,349,332        705,975
  Loans receivable from related parties.....................      124,182        132,182
  Loans receivable -- current...............................    1,213,717        269,596
  Prepaid expenses and other current assets.................      599,645        232,781
                                                              -----------   ------------
Total current assets........................................    3,491,331      1,583,738
Property and equipment, net.................................    1,464,483      1,643,205
Capitalized software costs and courseware development costs,
  Net.......................................................    1,543,520      1,226,904
Acquired online publishing rights, net......................      169,624         40,608
Loans receivable -- less current portion....................      150,226        123,649
Other assets................................................      180,988        250,684
Other intangible assets, net................................    1,913,259      1,453,233
Goodwill, net...............................................    1,754,682        329,571
                                                              -----------   ------------
          Total assets......................................  $10,668,113   $  6,651,592
                                                              ===========   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,819,956   $  1,396,815
  Accrued expenses..........................................    2,672,160      1,372,826
  Notes payable -- current portion..........................    1,877,509             --
  Deferred revenues.........................................    1,276,283        850,570
                                                              -----------   ------------
          Total current liabilities.........................    8,645,908      3,620,211
Stockholders' equity:
  Series C convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $7,910,172;
     1,000,000 shares authorized; 623,339 shares issued and
     outstanding at December 31, 1999 and 2000..............        6,233          6,233
  Series D convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $8,832,805;
     1,200,000 shares authorized; 1,073,370 and 1,070,643
     shares issued and outstanding at December 31, 1999 and
     2000, respectively.....................................       10,734         10,706
  Series E convertible Preferred Stock, $0.01 par value per
     share; aggregate liquidation preference of $860,370 and
     $2,242,826, respectively; 3,000,000 shares authorized;
     214,928 and 574,557 shares issued and outstanding at
     December 31, 1999 and 2000, respectively...............        2,149          5,746
  Common Stock, $0.01 par value per share; 36,000,000 shares authorized 5,684,110 and 9,508,509 shares issued and
     outstanding at December 31, 1999 and 2000,
     respectively...........................................       56,840         95,085
  Additional paid-in capital................................   58,578,078     73,499,027
  Accumulated deficit.......................................  (56,631,829)   (70,585,416)
                                                              -----------   ------------
          Total stockholders' equity........................    2,022,205      3,031,381
                                                              -----------   ------------
          Total liabilities and stockholders' equity........  $10,668,113   $  6,651,592
                                                              ===========   ============

    The accompanying notes are an integral part of the financial statements.

                              VCAMPUS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                            1998          1999           2000
                                                        ------------   -----------   ------------
Revenues:
  Online tuition revenues.............................  $  1,548,950   $ 3,834,617   $  5,064,889
  Virtual campus software revenues....................       112,253       216,341        115,093
  Online development and other revenues...............       925,751       977,295      1,021,811
  Product sales revenues..............................     3,347,777     1,222,389        413,999
  Other service revenues..............................     2,444,719       305,046        175,399
  Instructor-led training revenues....................     6,303,662     4,991,751      2,664,892
                                                        ------------   -----------   ------------
Net revenues..........................................    14,683,112    11,547,439      9,456,083
Costs and expenses:
  Cost of revenues....................................     8,868,351     5,748,745      3,296,284
  Sales and marketing.................................     5,304,394     4,285,989      6,241,397
  Product development and operations..................     6,102,265     2,241,283      3,555,093
  General and administrative..........................     3,782,844     2,632,937      2,759,682
  Depreciation and amortization.......................     3,346,744     2,955,997      2,916,152
  Compensation expense in connection with the
     acquisition of HTR, Inc..........................            --     1,089,240        654,294
  Reorganization and other non-recurring charges......     5,585,214       360,000      2,261,335
  Stock-based compensation............................            --            --        361,391
                                                        ------------   -----------   ------------
Total costs and expenses..............................    32,989,812    19,314,191     22,045,628
                                                        ------------   -----------   ------------
Loss from operations..................................   (18,306,700)   (7,766,752)   (12,589,545)
Other income (expense):
  Gain (loss) on sale of subsidiaries.................      (907,426)        1,446             --
  Interest income (expense)...........................      (597,139)     (721,423)       165,800
                                                        ------------   -----------   ------------
Loss before cumulative effect of change in accounting
  principle...........................................   (19,811,265)   (8,486,729)   (12,423,745)
Cumulative effect of change in accounting principle...            --            --       (461,000)
                                                        ------------   -----------   ------------
Net loss..............................................   (19,811,265)   (8,486,729)   (12,884,745)
Dividends to preferred stockholders...................      (357,890)     (448,180)    (1,152,819)
                                                        ------------   -----------   ------------
Net loss attributable to common stockholders..........  $(20,169,155)  $(8,934,909)  $(14,037,564)
                                                        ============   ===========   ============
Net loss per share before cumulative effect of change
  in accounting principle.............................  $      (5.27)  $     (1.91)  $      (1.70)
Cumulative effect of change in accounting principle...            --            --          (0.06)
                                                        ------------   -----------   ------------
Basic and diluted loss per share......................  $      (5.27)  $     (1.91)  $      (1.76)
                                                        ============   ===========   ============
Proforma amounts assuming the accounting change is
  applied retroactively:
Net loss to common stockholders.......................  $(20,169,155)  $(9,395,909)  $(13,576,564)
                                                        ============   ===========   ============
Net loss per share, basic and diluted.................  $      (5.27)  $     (2.01)  $      (1.70)
                                                        ============   ===========   ============

    The accompanying notes are an integral part of the financial statements.

                              VCAMPUS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         SERIES C            SERIES D              SERIES E
                                       CONVERTIBLE          CONVERTIBLE          CONVERTIBLE
                                     PREFERRED STOCK      PREFERRED STOCK      PREFERRED STOCK        COMMON STOCK
                                     ----------------   -------------------   ------------------   -------------------
                                     SHARES    AMOUNT    SHARES     AMOUNT     SHARES    AMOUNT     SHARES     AMOUNT
                                     -------   ------   ---------   -------   --------   -------   ---------   -------
Balance at December 31, 1997.......       --       --          --        --         --        --   3,785,210    37,852
 Issuance of Series C convertible
   Preferred Stock.................  626,293   $6,263          --        --         --        --          --        --
 Issuance of Series D convertible
   Preferred Stock.................       --       --   1,082,625    10,826         --        --          --        --
 Issuance of Common Stock primarily
   in connection with conversion of
   debt to equity..................       --       --          --        --         --        --     138,039     1,380
 Issuance of Common Stock for
   payment of Series D convertible
   Preferred Stock dividends.......       --       --          --        --         --        --      28,902       289
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       --       --          --        --         --        --      37,895       379
 Compensatory stock options and
   warrants........................       --       --          --        --         --        --          --        --
 Net loss..........................       --       --          --        --         --        --          --        --
 Dividends on convertible Preferred
   Stock...........................       --       --          --        --         --        --          --        --
                                     -------   ------   ---------   -------   --------   -------   ---------   -------
Balance at December 31, 1998.......  626,293    6,263   1,082,625    10,826         --        --   3,990,046    39,900
 Issuance of Series E convertible
   Preferred Stock.................       --       --          --        --    379,437     3,794          --        --
 Issuance of Series E convertible
   Preferred Stock for payment of
   Series E dividends..............       --       --          --        --        532         5          --        --
 Issuance of Common Stock..........       --       --          --        --         --        --     850,567     8,506
 Conversion of Preferred Stock to
   Common Stock....................   (2,954)     (30)     (9,255)      (92)  (165,041)   (1,650)    177,876     1,779
 Issuance of Common Stock primarily
   in connection with conversion of
   debt to equity..................       --       --          --        --         --        --     540,292     5,402
 Issuance of Common Stock for
   payment of Series D Convertible
   Preferred Stock dividends.......       --       --          --        --         --        --      79,395       794
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       --       --          --        --         --        --      45,934       459
 Compensatory stock options and
   warrants........................       --       --          --        --         --        --          --        --
 Net loss..........................       --       --          --        --         --        --          --        --
 Dividends on convertible preferred
   stock...........................       --       --          --        --         --        --          --        --
                                     -------   ------   ---------   -------   --------   -------   ---------   -------
Balance at December 31, 1999.......  623,339    6,233   1,073,370    10,734    214,928     2,149   5,684,110    56,840
 Issuance of Series E convertible
   Preferred Stock.................       --       --          --        --    963,092     9,631          --        --
 Issuance of Series E convertible
   Preferred Stock for payment of
   Series E dividends..............       --       --          --        --     18,040       181          --        --
 Issuance of Common Stock..........       --       --          --        --         --        --   2,052,875    20,528
 Conversion of Preferred Stock to
   Common Stock....................       --       --      (2,727)      (28)  (621,503)   (6,215)    624,230     6,243
 Issuance of Common Stock primarily
   in connection with conversion of
   debt to equity..................       --       --          --        --         --        --     482,574     4,826
 Issuance of Common Stock for
   payment of Series D Convertible
   Preferred Stock dividends.......       --       --          --        --         --        --     245,070     2,451
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       --       --          --        --         --        --     419,650     4,197
 Cumulative effect of change in
   accounting principle............       --       --          --        --         --        --          --        --
 Compensatory stock, stock options
   and warrants....................       --       --          --        --         --        --          --        --
 Net loss..........................       --       --          --        --         --        --          --        --
 Dividends on convertible preferred
   stock...........................       --       --          --        --         --        --          --        --
                                     -------   ------   ---------   -------   --------   -------   ---------   -------
Balance at December 31, 2000.......  623,339   $6,233   1,070,643   $10,706    574,557   $ 5,746   9,508,509   $95,085
                                     =======   ======   =========   =======   ========   =======   =========   =======


                                     ADDITIONAL                       TOTAL
                                       PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                       CAPITAL       DEFICIT         EQUITY
                                     -----------   ------------   -------------
Balance at December 31, 1997.......   40,901,196    (27,527,765)    13,411,283
 Issuance of Series C convertible
   Preferred Stock.................    5,445,553             --      5,451,816
 Issuance of Series D convertible
   Preferred Stock.................    5,859,185             --      5,870,011
 Issuance of Common Stock primarily
   in connection with conversion of
   debt to equity..................      806,166             --        807,546
 Issuance of Common Stock for
   payment of Series D convertible
   Preferred Stock dividends.......      150,585             --        150,874
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       88,279             --         88,658
 Compensatory stock options and
   warrants........................      209,300             --        209,300
 Net loss..........................           --    (19,811,265)   (19,811,265)
 Dividends on convertible Preferred
   Stock...........................           --       (357,890)      (357,890)
                                     -----------   ------------   ------------
Balance at December 31, 1998.......   53,460,264    (47,696,920)     5,820,333
 Issuance of Series E convertible
   Preferred Stock.................    1,006,795             --      1,010,589
 Issuance of Series E convertible
   Preferred Stock for payment of
   Series E dividends..............           (7)            --             (2)
 Issuance of Common Stock..........    2,059,849             --      2,068,355
 Conversion of Preferred Stock to
   Common Stock....................           --             --              7
 Issuance of Common Stock primarily
   in connection with conversion of
   debt to equity..................      945,972             --        951,374
 Issuance of Common Stock for
   payment of Series D Convertible
   Preferred Stock dividends.......      295,757             --        296,551
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................       78,229             --         78,688
 Compensatory stock options and
   warrants........................      731,219             --        731,219
 Net loss..........................           --     (8,486,729)    (8,486,729)
 Dividends on convertible preferred
   stock...........................           --       (448,180)      (448,180)
                                     -----------   ------------   ------------
Balance at December 31, 1999.......   58,578,078    (56,631,829)     2,022,205
 Issuance of Series E convertible
   Preferred Stock.................    4,315,006             --      4,324,637
 Issuance of Series E convertible
   Preferred Stock for payment of
   Series E dividends..............         (181)            --             --
 Issuance of Common Stock..........    6,664,415             --      6,684,943
 Conversion of Preferred Stock to
   Common Stock....................           --             --             --
 Issuance of Common Stock primarily
   in connection with conversion of
   debt to equity..................    1,180,412             --      1,185,238
 Issuance of Common Stock for
   payment of Series D Convertible
   Preferred Stock dividends.......      293,121             --        295,572
 Issuance of Common Stock in
   connection with exercise of
   options and exercise of
   warrants........................      872,557             --        876,754
 Cumulative effect of change in
   accounting principle............      461,000             --        461,000
 Compensatory stock, stock options
   and warrants....................      361,391             --        361,391
 Net loss..........................           --    (12,884,745)   (12,884,745)
 Dividends on convertible preferred
   stock...........................      773,228     (1,068,842)      (295,614)
                                     -----------   ------------   ------------
Balance at December 31, 2000.......  $73,499,027   $(70,585,416)  $  3,031,381
                                     ===========   ============   ============

    The accompanying notes are an integral part of the financial statements.

                              VCAMPUS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  1998          1999           2000
                                                              ------------   -----------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $(19,811,265)  $(8,486,729)  $(12,884,745)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................     1,058,950     1,033,354      1,186,190
  Amortization..............................................     2,287,796     1,922,643      1,729,962
  Loss (gain) on sale of subsidiaries.......................       907,426        (1,446)            --
  Loss on debt restructuring................................       145,208       166,135             --
  Net write-off of acquired online publishing rights........       266,000        95,000             --
  Net write-off of capitalized software and courseware
    development costs.......................................       428,284            --             --
  Non-cash stock option and stock warrant expense...........            --       349,201        361,391
  Write-off of intangible assets............................     3,669,598            --      1,226,335
  Write-off of other assets.................................            --        16,134        700,918
  Cumulative effect of change in accounting principle.......            --            --        461,000
  (Decrease) Increase in allowance for doubtful accounts....      (162,693)     (650,505)        76,239
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     1,425,813     1,893,441        567,118
    Prepaid expenses and other current assets...............       307,112      (384,662)       134,313
    Other assets............................................        49,814        13,656        (69,696)
    Accounts payable and accrued expenses...................      (596,041)    1,107,878     (2,529,207)
    Deferred revenues.......................................       523,516       255,377       (425,713)
                                                              ------------   -----------   ------------
Net cash used in operating activities.......................    (9,500,482)   (2,670,523)    (9,465,895)
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (700,383)      (77,643)    (1,417,720)
Capitalized courseware development costs....................      (992,163)     (354,735)      (625,528)
Additions to intangible assets..............................      (355,809)           --             --
Proceeds from loans receivable from related parties.........            --        27,333             --
Advances under loans receivable from related parties........        (9,999)       (8,000)        (8,000)
Proceeds from sale of subsidiaries..........................       337,500        75,000        300,334
Proceeds from loans receivable..............................       325,000       277,531        (81,506)
Advances under loans receivable.............................        (2,939)           --             --
                                                              ------------   -----------   ------------
Net cash used in investing activities.......................    (1,398,793)      (60,514)    (1,832,420)
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock......................       123,466     2,148,001      7,548,061
Proceeds from the issuance of Series C convertible Preferred
  Stock.....................................................     5,244,824            --             --
Proceeds from the issuance of Series D convertible Preferred
  Stock.....................................................     5,115,545            --             --
Proceeds from the issuance of Series E convertible Preferred
  Stock.....................................................            --       859,000      4,324,637
Proceeds from notes payable.................................     4,047,931     2,521,561             --
Repayments of notes payable.................................    (6,001,787)   (2,929,264)      (535,634)
                                                              ------------   -----------   ------------
Net cash provided by financing activities...................     8,529,979     2,599,298     11,337,064
Net (decrease) increase in cash and cash equivalents........    (2,369,296)     (131,739)        38,749
Cash and cash equivalents at the beginning of the year......     2,705,490       336,194        204,455
                                                              ------------   -----------   ------------
Cash and cash equivalents at the end of the year............  $    336,194   $   204,455   $    243,204
                                                              ============   ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $    377,516   $   445,000   $     26,600
                                                              ============   ===========   ============

    The accompanying notes are an integral part of the financial statements.

                              VCAMPUS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     VCampus Corporation, formerly known as UOL Publishing, Inc., (the "Company") was incorporated in Virginia in 1984 and reincorporated in Delaware in 1985. The Company creates and hosts online courseware delivery systems known as virtual campuses, or VCampuses, to meet corporation and institutional needs for education and training. Through certain of its subsidiaries, the Company also offers courseware through more traditional methods, including on-site and classroom training, diskette, CD-ROM, and printed formats.

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

  Capitalized Software Costs

     During 1998, 1999 and 2000, the Company capitalized certain software development costs. Capitalization of software costs began upon the establishment of technological feasibility, which management deemed to have occurred upon the completion of a working model of the Company's virtual campus product ("VCampus(TM)"). The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the VCampus. During 1998, the Company changed its estimate of the economic life of the VCampus(TM) from five years to three years. This change in estimate was not material to the net loss or net loss per share recorded by the Company for 1998. As with estimates of this nature, it is possible that estimates of future gross revenues, the remaining economic life of the products or both may be revised again as a result of future events. During 1998, the Company wrote off approximately $280,000 of software development costs for courses within certain industry segments that the Company does not anticipate pursuing in the short-term. The write off has been included in product development costs in the 1998 statement of operations.

  Web site Development Costs

     The Company accounts for web site development costs in accordance with Emerging Issues Task Force Issue No. 00-2, Accounting for Web Site Development Costs ("EITF 00-2"). The implementation of EITF 00-2 did not have a material impact on the Company's financial position or results of operations. In 1998, 1999

                              VCAMPUS CORPORATION
and 2000 all costs were incurred in the operating stage, including maintenance and minor enhancements and upgrades, and were expensed as incurred.

  Capitalized Courseware Development Costs

     During 1997 and 2000, the Company capitalized certain courseware development costs. Capitalization of courseware development costs began upon the establishment of technological feasibility, which management deemed to have occurred upon the completion of a working model of the relevant courseware. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized courseware development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the product, typically two to three years. It is possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events. During 1998, the Company wrote off approximately $150,000 of courseware development costs for courses within certain industry segments that the Company does not anticipate pursuing in the short-term or courses that have not shown meaningful activity. The write-off has been included in product development costs in the 1998 statement of operations.

  Acquired Online Publishing Rights

     During 1997, the Company acquired online publishing rights to certain courseware. At the time of licensing to the Company, this courseware was generally established in CD-ROM, diskette or printed formats. The Company capitalized the costs associated with acquiring this content and amortizes them based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the product, typically two to three years. Amortization begins when the course becomes available for sale online. It is possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events. During 1998 and 1999, the Company wrote off approximately $270,000 and $95,000, respectively, of acquired online publishing rights to courses belonging to certain industry segments that the Company does not anticipate pursuing in the short-term. The write-off has been included in product development costs in the 1998 and 1999 statements of operations.

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

  Impairment of Long-Lived Assets

     At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The Company evaluates the carrying amount of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying amount of a long lived asset is considered impaired when the estimated undiscounted cash flow from each

                              VCAMPUS CORPORATION
asset is less than its carrying amount. In that event, the Company records a loss equal to the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell.

     During 1998, the Company wrote off approximately $280,000 in capitalized software development costs, $150,000 in capitalized courseware development costs and approximately $270,000 in acquired online publishing rights. Also, during 1998, the Company wrote off approximately $3,670,000 of goodwill recorded in connection with the acquisition of HTR, Inc. ("HTR"). During 1999, the Company wrote off $95,000 in acquired online publishing rights. During 2000, the Company wrote off the remaining goodwill, $1,226,000, recorded in connection with the acquisition of HTR as a result of its decision to discontinue the majority of HTR's non- online businesses as described in Note 7.

  Revenue Recognition

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was implemented by the Company during the fourth quarter of 2000. The implementation of SAB 101 did not have a material impact on the Company's financial position or results of operations.

     The Company derives its revenues from the following sources -- online tuition revenues, instructor-led training revenues, product sales revenues, other service revenues, virtual campus software revenues, and development and other revenues.

     Online tuition revenues are generated primarily through three types of contracts: (i) higher education partners, (ii) corporate subscriptions, and
(iii) corporate usage. For higher education partners and corporate subscriptions, revenue is recognized ratably over the semester term and subscription period, respectively. For corporate usage contracts, revenue is recognized upon enrollment in a course. Once a student has enrolled in a course, he cannot cancel delivery of a course or receive a refund. Initial set-up fees related to all online tuition services are recognized ratably over the respective contract term.

     Revenues for instructor-led training and other services are recognized as the services are delivered. The Company does not recognize revenue until the class is delivered, at which time the cancellation period has ellapsed, therefore no reserve for cancellations is necessary.

     The Company recognizes product sales revenues and virtual campus software revenues in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 and Statement of Position 98-9, Modification of SOP 97-2 Software Revenue Recognition With Respect to Certain Transactions. The Company recognizes revenues from product sales upon delivery of the product to the customer, provided no significant obligations remain. The costs of remaining Company obligations (which are insignificant) are accrued when the related revenues are recognized. For VCampus(TM) software revenues, the Company recognizes revenue ratably over the duration of the VCampus(TM) licenses.

     Development and other revenues earned under courseware conversion contracts are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

     In 1998, no individual customer represented more than 10% of net revenues. In 1999 and 2000, one customer represented approximately 10% and 12%, respectively, of net revenues.

                              VCAMPUS CORPORATION

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

     Stock options and warrants granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

     Royalties are also due and payable by the Company upon the sale of certain courses for which the Company has acquired the online publishing rights. In addition, the Company may be obligated to pay certain royalties related to courses which a VCampus(TM) customer may have converted to an online format and elected to distribute to all the Company's VCampus(TM)customers. Royalties accrue at a rate of 10% to 70% of the tuition fees received with respect to certain courses.

     Royalties are classified as a cost of revenues and amounted to approximately $368,000, $335,000 and $436,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

  Advertising Costs

     The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $153,000, $380,000 and $606,000 for the years ended December 31, 1998, 1999, and 2000 respectively.

  Income Taxes

     The Company provides for income taxes in accordance with the liability method.

  Change in Accounting Principle

     During the fourth quarter of 2000, the Company implemented Emerging Issues Task Force Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments ("EITF 00-27"). Issue 1 of EITF 00-27 modified the calculation of beneficial conversion features for convertible securities issued with detachable instruments for all transactions subject to EITF Issue No. 98-5. Companies are required to report any changes in a beneficial conversion feature as a result of applying Issue 1 of EITF 00-27 as a cumulative effect of a change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, Accounting Changes. As a result of the implementation of EITF 00-27,

                              VCAMPUS CORPORATION
the Company has recorded a charge of $461,000, or $0.06 per share, as a cumulative effect of a change in accounting principle.

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

  Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting of Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net loss and comprehensive loss.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and does not expect the adoption of SFAS 133 to materially impact its financial position or results of its operations.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 was effective on July 1, 2000. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

  Management's Plans

     The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures. During 2000, the Company reduced its workforce and closed facilities related to HTR's non-online businesses. This restructuring is expected to provide significant costs savings to the Company. In addition, the Company has implemented measures to curtail the rate of discretionary spending. The Company recognizes that it will need to raise additional funding to meet its working capital requirements and that such funding may not be available on favorable terms, or at all.

3. PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over an estimated useful life of three to seven years. Leasehold improvements

                              VCAMPUS CORPORATION
are amortized over the lesser of the related lease term or the useful life. Property and equipment consisted of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1999         2000
                                                        ----------   ----------
Equipment.............................................  $2,681,366   $2,778,167
Computer software.....................................   1,078,030      960,512
Leasehold improvements................................      84,940      152,118
Furniture and fixtures................................     394,884      565,828
                                                        ----------   ----------
                                                         4,239,220    4,456,625
Less accumulated depreciation.........................  (2,774,737)  (2,813,420)
                                                        ----------   ----------
          Total.......................................  $1,464,483   $1,643,205
                                                        ==========   ==========

4. CAPITALIZED SOFTWARE AND COURSEWARE DEVELOPMENT COSTS

     Capitalized software and courseware development costs consisted of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1999         2000
                                                        ----------   ----------
Capitalized software costs............................  $2,529,503   $2,842,809
Capitalized courseware development costs..............     806,425    1,118,647
                                                        ----------   ----------
                                                         3,335,928    3,961,456
Less accumulated amortization.........................  (1,792,408)  (2,734,552)
                                                        ----------   ----------
          Total.......................................  $1,543,520   $1,226,904
                                                        ==========   ==========

5. ACQUIRED ONLINE PUBLISHING RIGHTS

     Acquired online publishing rights consisted of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
Acquired online publishing rights........................  $410,000   $410,000
Less accumulated amortization............................  (240,376)  (369,392)
                                                           --------   --------
          Total..........................................  $169,624   $ 40,608
                                                           ========   ========

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets were comprised of:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1999         2000
                                                        ----------   ----------
Goodwill..............................................  $2,265,340   $  583,252
Developed content.....................................   1,369,836    1,223,800
Work force............................................     393,580      231,257
Trademarks and names..................................     969,444      904,720
Customer base.........................................     369,444      304,820
                                                        ----------   ----------
                                                         5,367,644    3,247,849
Less accumulated amortization.........................  (1,699,703)  (1,465,045)
                                                        ----------   ----------
                                                        $3,667,941   $1,782,804
                                                        ==========   ==========

                              VCAMPUS CORPORATION

     In 1998, as a result of the sale of Ivy Software, Inc. ("Ivy"), the Company wrote off approximately $775,000, which was the remaining net unamortized goodwill balance that had resulted from the acquisition of Ivy. In addition, during 1998, goodwill that had resulted from the acquisition of Cooper & Associates, Inc., d/b/a.Teletutor, ("Teletutor") in April 1997 was reduced to zero and the remaining intangible assets were reduced ratably by approximately $329,000 due to purchase price adjustments. In December 1998, upon the sale of its consulting line of business, the Company wrote off approximately $1,238,000 in goodwill and workforce assets. In addition, in accordance with its impairment policy for long-lived assets, the Company determined that goodwill that resulted from the HTR, Inc. ("HTR") acquisition, which related to HTR's non-online businesses, had been impaired as of December 31, 1998. As a result, the Company wrote off approximately $3,670,000 of goodwill (see Note 7). In 2000, as a result of the restructuring of HTR's non-online business, the Company wrote off approximately $1,226,000, which was the remaining net unamortized goodwill balance that had resulted from the acquisition of HTR. This write-off is included in reorganization and other non-recurring charges in the 2000 statement of operations. See Note 8. Goodwill remaining at December 31, 2000 relates to the Company's acquisition of CTA.

7. DISPOSITIONS

  Ivy Software, Inc.

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

  HTR, Inc.

     In December 1998, the Company sold HTR's consulting business for $750,000 in cash and a note receivable. The note bears interest at 5% and is payable in quarterly installments through December 2000. As a result of the sale, the Company wrote off the intangible assets related to the consulting business and recorded a loss on the sale of $525,472.

     In December 1998, the Company announced its intention to dispose of HTR's non-online businesses. In accordance with SFAS 121, the Company reported assets related to such businesses at the lower of carrying amount or fair value less estimated selling costs. This resulted in a write off of approximately $3,670,000 of goodwill related to the non-online businesses. In December 1999, the Company decided to retain HTR's non-online business and began to further restructure these operations.

     In June 1999, the Company sold HTR's Knowledgeworks business for $1,500,000 in cash and a note receivable. The note accrued interest at 7% and was payable in quarterly installments through December 2000. As a result of the sale, the Company wrote off intangible assets related to Knowledgeworks of approximately $844,000 and recorded a gain on the sale of $1,446. In December 2000, the Company restructured the Knowledgeworks indebtness and received two new notes, a Convertible Promissory Note (the "Convertible Note") in the principal amount of $400,000 and an Amended and Restated Secured Subordinated Promissory Note (the "New Note") in the amount of $910,861 to replace the original note. Both notes bear interest at 7%. The Convertible Note is due on June 30, 2001 and will automatically covert into securities of the debtor issued in the debtor's next financing in which at least $500,000 in gross cash proceeds are received. The conversion will be at the same price per unit as paid by the investors. Principal payments on the New Note are due in six monthly installments of $45,000 plus accrued interest for the first six months and six monthly installments of $60,000 plus accrued interest for the next six months beginning on the earlier of the closing of a

                              VCAMPUS CORPORATION
financing or April 10, 2001. All remaining principal and interest will be due on March 10, 2002. Due to concerns regarding repayment, the Company has recorded a reserve of $1,152,000 at December 31, 2000 against the Notes. The reserve recorded in 2000 of $700,000 is included in reorganization and other nonrecurring charges in the 2000 statement of operations.

     During 1999, the Company recognized compensation expense of approximately $1,089,000 to be paid to the HTR executives pursuant to their employment agreements.

     In December 2000, the Company announced its decision to discontinue the majority of HTR's non-online business. The Company determined that the remaining goodwill related to HTR at the time of the decision was impaired under the guidance in SFAS 121. The Company compared the carrying value of the HTR goodwill to its fair value as determined using the present value of the projected net cash flows of the remaining HTR non-online operations. This resulted in a write off of approximately $1,226,000 of goodwill related to the non-online businesses.

8. RESTRUCTURING OF OPERATIONS AND OTHER NON-RECURRING ITEMS

     During 1998, the Company implemented a plan to reduce workforce and close certain office facilities. The plan resulted in (i) the termination of approximately 85 employees (consistent with the plan) primarily from the product development and administrative areas and (ii) closure of the Company's training facilities located in Los Angeles and Baltimore and an executive office in McLean, Virginia. As a result, the Company recorded a restructuring charge of approximately $1,770,000 in 1998 included in reorganization and other non-recurring charges in the 1998 statement of operations. The restructuring charge included approximately $ 1,494,000 for employee severance and termination costs and approximately $276,000 primarily for expenses related to facilities lease cancellations and write-down of assets no longer in use. During 1998, the Company paid approximately $1,224,000 in costs under the restructuring accrual. Included in accounts payable and accrued expenses at December 31, 1998 is approximately $546,000 primarily representing future severance payments, all of which were paid out in 1999. Actual amounts paid did not differ materially from amounts accrued. The operating activities of the discontinued operations were not tracked separately by the Company.

     In November 1999, an arbitrator found the Company liable to Sage Interactive for approximately $360,000 arising out of an alleged contract between Sage Interactive and the Company. The Company accrued for the amount of the award as of December 31, 1999. The expense is included in reorganization and other non-recurring charges in the 1999 statement of operations. The award was paid in 2000.

     During 2000, the Company implemented a plan to close certain office facilities related to HTR's non-online business. The plan resulted in the closure of the Company's facilities located in Dallas, Texas and Rockville, Maryland and Washington, D.C. As a result, the Company recorded a restructuring charge of approximately $335,000 in 2000 included in reorganization and other non-recurring charges in the 2000 statement of operations. The restructuring charge included expenses related to facilities lease cancellations and write-down of assets no longer in use. During 2000, the Company paid no costs under the restructuring accrual. Included in accounts payable and accrued expenses at December 31, 2000 is approximately $335,000 primarily representing future lease termination payments. The Company anticipates to have all termination fees settled by the second quarter of 2001. The operating activities of the discontinued operations were not tracked separately by the Company.

9. LOANS RECEIVABLE FROM RELATED PARTIES

     Loans receivable from the Company's officers and employees amounted to $100,000 as of December 31, 1999 and 2000. The Company accrues interest on the loans receivable at a rate of prime less 1%. Interest income related to loans receivable amounted to $10,000, $8,840, and $8,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

                              VCAMPUS CORPORATION

10. NOTES PAYABLE

     In connection with the Teletutor acquisition in 1997, the Company entered into a non-interest bearing promissory note with the stockholders of Teletutor whereby the Company agreed to pay $2,000,000 due in three annual installments of $666,667 beginning on May 1, 1998. The Company has used a 5.5% discount rate in recording this note. During 1998, the Company paid $666,667 in cash on the note balance. In December 1998, the Company and the former stockholders of Teletutor restructured the terms of the note as follows: the Company issued 105,000 shares of Common Stock and three-year warrants to purchase 55,000 shares of its Common Stock at an exercise price of $6.00 per share; and the Company executed a new non-interest bearing promissory note for $826,666, payable in installments through April 2000. As a result, the Company recorded $145,208 as loss on debt restructuring for the excess of the fair market value of the Common Stock, warrants and new promissory note over the carrying amount of the original promissory note. The loss on debt restructuring is included in reorganization and non-recurring expenses in the 1998 statement of operations.

     The Company issued notes payable to former stockholders of HTR totaling $509,968 and bearing simple interest at an annual rate of 6%. The principal amounts of these notes were due in two annual installments payable on October 31, 1998 and October 31, 1999. During 1998, the Company repaid approximately $100,000 and converted approximately $352,000 into 9,191 and 58,194 of the Company's Common and Series D convertible Preferred Stock, respectively (see
Note 13). During 1999, the Company repaid approximately $16,000 of these notes. During 2000, the remaining amounts outstanding on these notes were repaid.

     In August 1998, the Company obtained a secured lending facility through a new lending institution that provided up to $2,000,000 in a revolving line of credit ("Line of Credit") and a $500,000 senior term loan ("Senior Term Loan"). Borrowings under the Line of Credit originally matured on February 15, 1999, while the Senior Term Loan was set to mature on July 15, 2001. In addition, in August 1998, the Company obtained a secured term loan for $500,000 with another lending institution, that was subordinated to the two facilities described above (the "Subordinated Term Loan"). The Subordinated Term Loan initially expired on February 15, 1999. In connection with these transactions, the Company issued warrants for the purchase of an aggregate of 90,000 shares of Series D Preferred Stock at an aggregate exercise price of $495,000.

     In February 1999, the Company repaid the Senior Term Loan. During 1999, the Company issued warrants for the purchase of an aggregate of 127,000 shares of its common stock at an aggregate exercise price of $515,500 in exchange for the lender's agreement to extend the maturity dates of the Line of Credit and Subordinated Term Loan. The fair value of such warrants was recognized during 1999 as additional interest expense on the related borrowings. In June 1999, all amounts outstanding under the Line of Credit and Subordinated Term Loan were repaid with proceeds from the Secured Subordinated Convertible Debentures.

     In June 1999, the Company raised $2.5 million through the issuance of 9% Secured Subordinated Convertible Debentures. The debentures were set to mature on December 15, 2000 with accrued interest payable quarterly. The debentures were convertible into shares of the Company's common stock at a per share price of $5.55. The conversion price was at a discount from the market value of the Company's common stock on the date the debentures were issued. In addition, the Company issued five-year warrants to the debenture holders for the purchase of 112,600 shares of the Company's common stock at $6.38 per share. The Company recorded an aggregate debt discount of approximately $413,000 for the value of the warrants and the ability to convert at a discount from market value. Throughout 1999 and 2000 all of the debentures were converted into shares of common stock. See Note 13. In the fourth quarter of 2000, the Company recalculated the debt discount related to the debentures under the guidance provided in EITF 00-27 and recorded a cumulative effect of change in accounting principle. See Note 2.

                              VCAMPUS CORPORATION

     Notes payable at December 31, 1999 and 2000 consisted of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1999         2000
                                                        ----------   ----------
Secured Subordinated Convertible debentures...........  $1,341,875           --
Notes payable to former stockholders of Teletutor.....     453,797           --
Notes payable to former stockholders of HTR...........      43,902           --
Other.................................................      37,935           --
                                                        ----------   ----------
                                                        $1,877,509   $       --
                                                        ----------   ----------
Current portion of notes payable......................  $1,877,509   $       --
                                                        ----------   ----------
Notes payable, less current portion...................  $       --   $       --
                                                        ==========   ==========

11. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases office space under non-cancelable operating lease agreements with various renewal options. Future minimum lease payments may be periodically adjusted based on changes in the lessors' operating charges. Additionally, the Company leases various office equipment under non-cancelable operating leases. Rent expense for the years ended December 31, 1998, 1999 and 2000 was $1,022,693, $882,776, and $792,459 respectively.

     As of December 31, 2000, payments due under non-cancelable operating leases were as follows:

2001........................................................  $  818,290
2002........................................................     798,692
2003........................................................     763,213
2004........................................................     782,755
2005........................................................     802,883
Thereafter..................................................   2,361,379
                                                              ----------
                                                              $6,327,212
                                                              ==========

  Employment Agreements

     The Company has entered into employment agreements with certain members of management and other key employees. These agreements specify minimum annual salaries as well as discretionary bonus amounts to be paid over the next two years.

  Purchase Commitment

     Effective December 15, 2000 the Company entered into a three-year reseller agreement with a vendor to resell certain software. The agreement specifies a minimum contract commitment of $333,333 over the three year period.

  Litigation

     In 2000, Techsearch L.L.C. ("Techsearch") filed a claim against a number of defendants, including the Company, alleging, in the Company's case, that the Company's method that allows customers to take online courses infringes Techsearch's patented method. The Company has filed an answer denying the allegation and plans to file a motion to stay the proceedings pending the outcome of a similar patent infringement case brought by Techsearch. Techsearch is seeking unspecified damages and an injunction prohibiting further

                              VCAMPUS CORPORATION
alleged infringement. The Company believes this claim is without merit and intends to defend itself vigorously. The Company cannot estimate at this time the amount of the liability to be incurred, if any, but does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations.

12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1999         2000
                                                        ----------   ----------
Accounts payable and accrued expenses.................  $3,968,743   $2,297,680
Accrued payroll and payroll taxes.....................     127,049       56,342
Accrued reorganization and non recurring costs........   1,274,240      312,976
Accrued vacation......................................     122,084      102,643
                                                        ----------   ----------
                                                        $5,492,116   $2,769,641
                                                        ==========   ==========

     Accrued payroll as of December 31, 1999 and 2000 consists of earned but unpaid commissions.

     Amounts accrued as non recurring costs in 1999 consist of the Company's obligations under the employment agreements with the executive officers of HTR and its dispute with Sage Interactive. In 2000, the Company implemented a reorganization plan to close certain office facilities. Amounts accrued at December 31, 2000 primarily represent payments to be made upon lease terminations. See Notes 7 and 8.

13. STOCKHOLDERS' EQUITY

  Equity Transactions

     In March 1998, the Company raised net proceeds of approximately $5,300,000 in a private placement of Series C Preferred Stock and warrants (the "Series C Preferred Stock"). In this transaction, the Company issued approximately 626,300 shares of the Series C Preferred Stock, which are convertible into approximately 759,100 shares of Common Stock. The Company also issued five-year warrants, which were fully vested, to purchase approximately 626,300 shares of Common Stock at an exercise price of $8.46 per share. The Series C Preferred Stock has a liquidation preference of $12.69 per share upon sale or liquidation of the Company. The Common Stock underlying both the Preferred Stock and the warrants has certain registration rights. The Company has recorded a deemed dividend of approximately $207,000 due to the Series C Preferred Stock being convertible to Common Stock at a discount from fair value on the date of issuance.

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

                              VCAMPUS CORPORATION

     In December 1998, the Company issued 6,279 shares at $7.06 per share though an employee stock purchase program. For each share purchased, employees also received a fully vested option to purchase one share of the Company's Common Stock at an exercise price of $7.06, the closing price of the Common Stock at the date of issuance.

     In December 1998, the Company issued 105,000 shares at $5.875 per share, the closing price of the Company's Common Stock on the date of issuance, primarily to former Teletutor shareholders pursuant to a restructuring of the Company's indebtedness to such shareholders. Pursuant to that restructuring, the Company also issued three-year warrants, which were fully vested, to purchase 55,000 shares of its Common Stock with an exercise price of $6.00 per share.

     In December 1998, the Company also issued 28,902 shares of Common Stock to its Series D Preferred Stockholders as payment for accrued dividends. The number of shares to be issued as payment of the dividend was determined based on the fair market value of the Company's Common Stock on the date of issuance.

     In February 1999, the Company issued 282,500 shares of its common stock at $4.00 per share to certain accredited investors. In connection with this transaction, the Company also issued warrants, which were fully vested upon issuance, that are exercisable over 3 years at $3.00 per share, for the purchase of 70,625 shares of common stock. During 1999, the Company issued an additional 119,770 shares of its common stock to the same investors pursuant to their subscription agreements.

     In April 1999, the Company issued 448,297 shares of its common stock to certain accredited investors at $2.94 per share.

     The Company entered into a Private Equity Line of Credit Agreement (the "Equity Line Agreement") with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF") effective May 4, 1999. Under the Equity Line Agreement, the Company had the right, subject to certain conditions, to issue and sell to H&QGF, from time to time, shares of its Series E Convertible Preferred Stock, for cash consideration of up to an aggregate of $3.0 million, subject to availability. The Company had the right to sell to H&QGF shares of its Series E Convertible Preferred Stock at a price equal to 85% of the lower of (1) the closing market price of the Company's common stock on the date of issuance and (2) the average of the lowest intra-day prices of the Company's common stock over the five-day period ending on the date of issuance. As of December 31, 1999 the Company had issued 379,969 shares of Series E Preferred Stock at an average price of approximately $2.26 under this Agreement, of which 165,041 shares were converted to common stock on a one-to-one ratio. In connection with the same Agreement, the Company issued seven-year warrants, which were fully vested, to purchase 100,000 shares of its Series E preferred stock to H&QGF at $2.50 per share, and ten-year warrants, which were fully vested, to purchase 100,000 shares of its common stock at $4.00 per share to a third party. During 1999 and 2000, the Company recorded deemed dividends of approximately $152,000 and $773,000, respectively, due to the Series E Convertible Preferred Stock being issued at a discount from fair value on the date of issuance.

     During 1999, the Company issued an aggregate of 12,836 shares of its common stock upon the conversion of 2,954 and 9,255 shares of its Series C and Series D Preferred Stock, respectively.

     During 1999, the Company issued 540,292 shares of its common stock at an average price of $1.93 per share upon the conversion of a portion of the Company's Secured Subordinated Convertible Debentures. See Note 10. Pursuant to the same Agreement, the Company also issued five-year warrants, which were fully vested, to purchase 225,200 shares of its common stock at $6.38 per share. In addition, fully vested three-year warrants to purchase 55,000 shares of the Company's common stock at $2.75 per share were issued to the debenture holders as an inducement to convert a portion of the debentures. The fair value of the warrants (approximately $70,000) was recognized as inducement expense during 1999.

                              VCAMPUS CORPORATION

     In June and December 1999, the Company also issued 22,819 and 56,576 shares of Common Stock respectively to its Series D Preferred Stockholders as payment for accrued dividends. The number of shares to be issued as payment of the dividend was determined based on the fair market value of the Company's Common Stock on the date of issuance.

     In January 2000, the Company completed a private placement of its Common Stock to iGate Capital Corporation (formerly Mastech Corporation). The Company issued 1,136,253 shares of Common Stock at $3.62 per share, a 20% premium over the average closing price for a 15-day trailing period, resulting in gross proceeds to VCampus of approximately $4,000,000. No obligations with respect to the delivery of goods or the performance of services were involved in determining this purchase price. The Company also issued warrants, which were fully vested, to purchase 450,000 shares of its Common Stock at exercise prices between $4.34 and $6.125 per share. The warrants expired in January 2001.

     During 2000, the Company issued 482,574 shares of its common stock to its convertible debenture holders, at an average price of $3.30 per share, in exchange for the conversion of the remaining balance of approximately $1,590,000 in principal and accrued interest under the Secured Subordinated Convertible Debentures.

     On March 23, 2000, H&QGF agreed to increase the capacity under the Equity Line Agreement from $3.0 million to $5.0 million and to extend the term of the agreement through July 31, 2000 in exchange for fully vested warrants, which expire in November 2006, to purchase 43,632 shares at an exercise price of $8.50 for the purchase of the Company's Series E Convertible Preferred Stock. In October 2000, the borrowing capacity was further increased to $7 million and the term extended through December 31, 2000 in exchange for fully vested warrants, which expire in October 2007, to purchase 15,000 shares of the Company's Series E Convertible Preferred Stock at an exercise price of $1.94. During the year ended December 31, 2000, the Company drew down $4,382,000 under the terms of its equity line agreement with H&QGF, and issued to H&QGF 963,092 shares of Series E Preferred Stock at an average price of $4.55 per share. During 2000, 621,503 shares of Series E Convertible Preferred Stock were converted to Common Stock on a one-to-one ratio.

     In April 2000, the Company raised $2,500,000 through a private placement of its common stock to US West Internet Ventures, Inc. The Company issued 357,142 shares of common stock at $7.00 per share and five-year warrants to purchase 714,285 shares of the Company's Common Stock at $7.00 per share. One-half of the warrants vested immediately with the second half vesting on the first anniversary of the issuance of the warrants. Also in April 2000, the Company entered into a one-year Application Hosting Contract with US West Interprise America, Inc. (US West) under which US West may resell certain VCampus services. The Company has valued the warrants associated with the application hosting contract as of December 31, 2000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 131%; risk-free interest rate of 6.0%; and expected life of five years. The fair value of the warrants at December 31, 2000 was $207,142. Of that amount, $144,716 was recognized as stock based compensation for the year ended December 31, 2000.

     In October 2000, the Company granted 20,000 shares of restricted stock with a purchase price of $0.01 to an employee. An additional 5,000 options were granted with an exercise price equal to 50% of the fair market value at the date of grant to the same employee. The Company recorded compensation expense, under APB 25, related to these stock issuances of approximately $184,000.

     In December 2000, the Company sold 519,480 shares of its Common Stock at $0.9625 per share to accredited investors. The purchase price of $0.9625 equaled 110% of the fair market value of the stock on the date of the transaction. In connection with this transaction, the Company also issued fully vested 5-year warrants to purchase 519,480 shares of the Company's common stock at $0.9625 per share. No obligations

                              VCAMPUS CORPORATION
with respect to the delivery of goods or the performance of services were involved in determining this purchase price.

     In December 2000, the Company issued 167,056 shares of its common stock at $0.9625 per share to certain employees, executive officers, and directors. The purchase price of $0.9625 equaled 110% of the fair market value of the stock on the date of the transaction. In connection with this transaction, the Company also issued fully vested 5-year stock options to purchase 167,056 shares of the Company's common stock at $0.9625 per share.

     In December 2000, the Company issued 40,000 shares of its Common Stock to a financial advisor as a retainer fee. The stock was valued at the then fair market value of $0.8125 per share. The Company recorded an expense related to the stock issuance of $32,500.

     In 2000, the Company also issued 245,070 shares of Common Stock respectively to its Series D Preferred Stockholders as payment for accrued dividends. The number of shares to be issued as payment of the dividend was determined based on the fair market value of the Company's Common Stock on the date of issuance.

  Stock Option Plans

     The Company adopted a stock option plan (the "Original Plan") which permitted the Company to grant options to purchase up to 288,916 shares of Common Stock to employees, board members and others who contribute materially to the success of the Company. In November 1996, the Company's Board of Directors decided not to grant any further options under the Original Plan.

     During 1996, the Company's Board of Directors approved a new stock plan (the "1996 Plan"), which reserved 135,960 shares of Common Stock for issuance, pursuant to options or otherwise, to employees, directors and consultants. The number of shares reserved was subsequently increased to 524,893 options. During 1997, the Company's Board of Directors approved an additional increase of 1,000,000 shares, which was approved by the stockholders at the annual stockholder meeting in 1998. During 1999, the Company's Board of Directors approved an additional increase of 1,000,000 shares, which was approved by the stockholders at the annual stockholder meeting in 1999. During 2000, the Company's Board of Directors approved an additional increase of 500,000 shares, which was approved by the stockholders at the annual stockholder meeting in 2000. Stock options under the Original Plan and 1996 Plan are generally granted at prices which the Company's Board of Directors believes approximates the fair market value of its Common Stock at the date of grant. Individual grants generally become exercisable ratably over a period of four to five years from the date of grant. The contractual terms of the options range from three to ten years from the date of grant.

     Common stock option activity was as follows:

                                                            YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                               1998                   1999                   2000
                                       --------------------   --------------------   --------------------
                                                   WEIGHTED               WEIGHTED               WEIGHTED
                                                   AVERAGE                AVERAGE                AVERAGE
                                                   EXERCISE               EXERCISE               EXERCISE
                                        SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                       ---------   --------   ---------   --------   ---------   --------
Outstanding at the beginning of the
  Year...............................  1,236,481    $11.69    1,456,046    $10.62    1,408,156    $ 9.79
  Granted............................  1,096,877      9.08      346,571      4.08    2,293,231      6.28
  Exercised..........................    (33,265)     3.25      (45,114)     1.74     (357,677)     2.04
  Canceled or expired................   (844,047)    12.61     (349,347)     8.65     (884,027)    11.21
                                       ---------    ------    ---------    ------    ---------    ------
Outstanding at the end of the Year...  1,456,046     10.62    1,408,156      9.79    2,459,683      7.14
                                       =========    ======    =========    ======    =========    ======
Options exercisable at year-end......    364,824    $ 9.79      390,529    $ 9.11      597,240    $ 6.94
                                       =========    ======    =========    ======    =========    ======

                              VCAMPUS CORPORATION

     As of December 31, 2000, 248,851 shares were available for issuance under the 1996 Plan.

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                         ----------------------------------------   --------------------------
                             NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                         OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
       RANGE OF           DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
    EXERCISE PRICES           2000           LIFE         PRICE          2000          PRICE
    ---------------      --------------   -----------   ---------   --------------   ---------
Less than $1.00........       76,591          9.9        $ 0.95         76,591        $ 0.95
$1.01 -- $3.00.........      346,656          9.7          1.30         30,206          1.61
$3.01 -- $6.00.........      382,113          8.4          4.08        216,212          4.05
$6.01 -- $9.00.........    1,159,390          9.3          7.65         98,128          8.11
$9.01 -- $12.00........       66,000          7.2         11.28         43,125         11.30
$12.01 -- $15.00.......      423,108          7.8         13.60        128,508         13.93
$15.01 -- $18.00.......        5,825          6.7         16.78          4,650         16.73
                           ---------          ---        ------        -------        ------
                           2,459,683          8.9        $ 7.14        597,420          6.94
                           =========          ===        ======        =======        ======

     Had compensation expense related to the stock option plans been determined based on the fair value at the grant date for options granted during the years ended December 31, 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                                                YEARS ENDED DECEMBER 31,
                                        -----------------------------------------
                                            1998          1999           2000
                                        ------------   -----------   ------------
Net loss -- pro-forma.................  $(22,672,194)  $(9,506,125)  $(19,539,572)
                                        ------------   -----------   ------------
Net loss per share -- pro-forma.......  $     ($5.92)  $    ($2.03)  $     ($2.46)
                                        ============   ===========   ============

     The effect of applying SFAS No. 123 on the years ended December 31, 1998, 1999, and 2000 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1998: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 5.0%; and expected life of the option term of seven years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing fair value model with the following weighted average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 5.5%; and expected life of the option term of seven years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 2000: dividend yield of 0%; expected volatility of 69%; risk-free interest rate of 6.5%; and expected life of the option term of seven years. The weighted average fair values of the options granted in 1998 with a stock price equal to the exercise price, and with a stock price greater than the exercise price, and with a stock price less than the exercise price are $6.07, $7.98 and $6.27, respectively. The weighted average fair values of the options granted in 1999 with a stock price equal to the exercise price was $3.46. The weighted average fair values of the options granted in 2000 with a stock price equal to the exercise price, and with a stock price greater than the exercise price, and with a stock price less than the exercise price are $0.78, $7.27 and $0.96, respectively.

                              VCAMPUS CORPORATION

  Warrants

     The Company has also granted warrants to purchase Common Stock to various investors, employees and outside vendors. Warrant activity was as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1998        1999        2000
                                                ---------   ---------   ---------
Outstanding at the beginning of the year......    535,368   1,355,512   1,971,137
  Granted.....................................    862,294   1,033,389   1,977,198
  Exercised...................................    (42,150)     (3,399)   (116,468)
  Canceled or expired.........................         --    (414,365)    (58,140)
                                                ---------   ---------   ---------
Outstanding at the end of the year............  1,355,512   1,971,137   3,773,727
                                                =========   =========   =========

     Exercise prices on the outstanding warrants range from $1.94 to $20.50 per share. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following ranges of assumptions: dividend yield of 0%; expected volatility of 100% to 131%; risk-free interest rate of 5.0% to 7.0%; and expected life of the warrant term of three to seven years. During 1998, 1999 and 2000, the number of shares and exercise prices of certain warrants were adjusted to satisfy certain anti-dilution rights previously granted.

  Reserve for Issuance

     As of December 31, 2000 the Company had reserved 6,233,410 shares of Common Stock for issuance upon the exercise of outstanding options and warrants.

14. RETIREMENT PLANS

     Teletutor had a 401(k) Retirement Savings Plan covering all employees who met defined eligibility requirements. Employee contributions to Teletutor's plan were made at predetermined rates elected by the employees. Additionally, the employer had the option to match a portion of the employee contributions and make a discretionary contribution to the plan. The Company did not make discretionary contributions in 1997 or 1998. The Company did automatically vest all employees separated from Teletutor in 1998 due to a partial plan termination, which was approved on November 30, 1998.

     HTR, Inc. maintained a tax deferred savings and retirement plan to provide retirement benefits for all eligible employees. HTR's 401(k) plan assets were frozen in July 1998 and all participants were eligible to begin deferrals into the VCampus Corporation 401(k) plan at that time. All assets were merged into the VCampus Corporation 401(k) plan on December 31, 1998.

     The VCampus Corporation 401(k) plan (adopted in 1997) allows employees to elect an amount between 1% and 15% of their total compensation to contribute to the plan. All full-time employees are eligible to make participation elections in January and July of each year. There is a graduated vesting schedule for employee contributions in which contributions fully vest over a period of four years. The plan allows discretionary Company contributions. In 1998, 1999 and 2000, there were no discretionary Company contributions made to the plan.

15. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable

                              VCAMPUS CORPORATION
income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets. Significant components of the Company's net deferred tax assets were as follows:

                                                            DECEMBER 31,
                                                     --------------------------
                                                        1999           2000
                                                     -----------   ------------
Net operating loss carryforwards...................  $15,215,000     18,875,000
Accrued payroll....................................      485,000         64,000
Reserves...........................................      217,000        527,000
Other assets and liabilities, net..................    1,525,000      1,314,000
                                                     -----------   ------------
          Total deferred tax assets................   17,442,000     20,780,000
Valuation allowance................................  (17,442,000)   (20,780,000)
                                                     -----------   ------------
Net deferred tax assets............................  $        --   $         --
                                                     ===========   ============

     As of December 31, 1999 and 2000 the Company had net operating loss carryforwards for federal income tax purposes of approximately $38,033,000 and $47,183,000 respectively, which will expire at various dates through 2020. The Company may have had changes in ownership, which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.

     The Company's effective rate reconciling items relate to non-deductible expenses, state income taxes, and changes to the valuation allowance.

16. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                YEARS ENDED DECEMBER 31,
                                        -----------------------------------------
                                            1998          1999           2000
                                        ------------   -----------   ------------
Numerator:
  Loss before cumulative effect of
     change in accounting principle...  $(19,811,265)  $(8,486,729)  $(12,423,745)
  Less: Accrued dividends to preferred
     stockholders.....................      (357,890)     (448,180)    (1,152,819)
                                        ------------   -----------   ------------
  Net loss before cumulative effect of
     change in accounting principle...   (20,169,155)   (8,934,909)   (13,576,564)
  Cumulative effect of change in
     accounting principle.............            --            --       (461,000)
                                        ------------   -----------   ------------
  Net loss available to common
     stockholders.....................  $(20,169,155)  $(8,934,909)  $(14,037,564)
                                        ============   ===========   ============
Denominator:
  Denominator for basic earnings per
     share -- weighted-average
     shares...........................     3,827,216     4,680,850      7,953,484
                                        ============   ===========   ============
  Denominator for diluted earnings per
     share -- adjusted
     weighted-average shares..........     3,827,216     4,680,850      7,953,484
                                        ============   ===========   ============
Basic and diluted loss per share:
Net loss per share before cumulative
  effect of change in accounting
  principle...........................  $      (5.27)  $     (1.91)  $      (1.70)
  Cumulative effect of change in
     accounting principle per share...            --            --          (0.06)
                                        ------------   -----------   ------------
  Net loss per share available to
     common stockholders..............  $      (5.27)  $     (1.91)  $      (1.76)
                                        ============   ===========   ============

                              VCAMPUS CORPORATION

     The following equity instruments were not included in the diluted net loss per share calculation because their effect would have been anti-dilutive:

                                                     YEAR ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1998        1999        2000
                                                ---------   ---------   ---------
Convertible notes payable.....................         --     533,691      48,131
Convertible preferred stock:
  Series C....................................    580,266     757,305     755,549
  Series D....................................    545,761   1,078,491   1,073,370
  Series E....................................         --      84,543     286,457
Stock options.................................  1,456,046   1,408,156   2,459,683
Warrants......................................  1,355,512   1,971,137   3,773,727

17. SUBSEQUENT EVENTS

     On February 28, 2001, the Company entered into a $500,000 unsecured promissory note bearing interest at 10% with a director of the Company. On March 8, 2001, the Company entered into another $500,000 unsecured promissory note bearing interest at 10% with the same director. The notes are due in August 2001 and September 2001, respectively.

18. QUARTERLY SALES AND EARNINGS DATA -- UNAUDITED

     The following table presents the quarterly results for VCampus Corporation and its subsidiaries for the years ending December 31, 1999 and 2000:

                                              1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                              -----------   -----------   -----------   -----------
2000
Revenue.....................................  $ 2,458,778   $ 2,420,991   $ 2,297,575   $ 2,278,739
Loss from operations........................   (2,516,208)   (2,223,143)   (3,200,563)   (4,649,631)
Loss before cumulative effect of change in
  accounting principle......................   (2,498,921)   (2,151,003)   (3,142,211)   (4,631,610)
Cumulative effect of change in accounting
  principle.................................           --            --            --      (461,000)
                                              -----------   -----------   -----------   -----------
Net loss....................................  $(2,498,921)  $(2,151,003)  $(3,142,211)  $(5,092,610)
                                              ===========   ===========   ===========   ===========
Basic and diluted net loss per share before
  cumulative effect of change in accounting
  principle.................................  $     (0.36)  $     (0.34)  $     (0.43)  $     (0.55)
Cumulative effect of change in accounting
  principle.................................           --            --            --         (0.06)
                                              -----------   -----------   -----------   -----------
Net loss per share, basic and diluted.......  $     (0.36)  $     (0.34)  $     (0.43)  $     (0.61)
                                              ===========   ===========   ===========   ===========
1999
Revenue.....................................  $ 3,035,083   $ 2,928,987   $ 3,076,488   $ 2,506,881
Loss from operations........................   (1,439,312)   (1,615,471)   (1,368,853)   (3,343,116)
Net loss....................................   (1,567,079)   (1,778,576)   (1,527,293)   (3,613,781)
Net loss per share, basic and diluted.......  $     (0.39)  $     (0.40)  $     (0.33)  $     (0.76)

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNT AND RESERVE
                                 (IN THOUSANDS)

VCAMPUS CORPORATION

                                                    BALANCE AT
                                                   BEGINNING OF                             BALANCE AT
                 CLASSIFICATION                       PERIOD      ADDITIONS   DEDUCTIONS   END OF PERIOD
                 --------------                    ------------   ---------   ----------   -------------
Allowance for doubtful accounts:
Year ended December 31, 1998.....................       739         1,293        1,465          567
Year ended December 31, 1999.....................       567           257          682          142
Year ended December 31, 2000.....................       142            76           --          218