Form 10-Q
period 2001-03-31
VCAMPUS CORP
filed 2001-05-15
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      (Mark One)

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2001.

OR

      [ ] Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________ to ________.

Commission File Number 0-21421

VCAMPUS CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1290319 (I.R.S. Employer Identification No.)

1850 Centennial Park Drive Suite 200, Reston, Virginia	20191 (Zip Code)

(Address of principal executive offices)

703-893-7800
 (Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No____

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	10,984,594 shares

(Class)	(Outstanding at May 14 , 2001)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2000	2001

Revenues:

Online tuition revenues	$1,275,515	$1,466,963

Virtual campus software revenues	37,596	22,659

Development and other revenues	196,692	157,087

Product sales revenues	129,560	19,063

Other service revenues	38,730	50,461

Instructor-led training revenues	780,685	95,204

Net revenues	2,458,778	1,811,437

Costs and expenses:

Cost of revenues	914,979	344,480

Sales and marketing	1,077,970	1,363,118

Product development and operations	798,201	614,552

General and administrative	822,382	533,022

Depreciation and amortization	707,160	547,169

Compensation expense in connection with the acquisition of HTR	654,294	—

Stock-based compensation	—	425,898

Total costs and expenses	4,974,986	3,828,239

Loss from operations	(2,516,208)	(2,016,802)

Interest income	17,287	5,674

Net loss	$(2,498,921)	$(2,011,128)

Dividends to preferred stockholders	(73,592)	(135,052)

Net loss attributable to common stockholders	$(2,572,513)	$(2,146,180)

Net loss per share	$(0.36)	$(0.22)

Net loss per share — assuming dilution	$(0.36)	$(0.22)

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,

ASSETS	2000	2001

		(Unaudited)
Current assets:

Cash and cash equivalents	$243,204	$536,692

Accounts receivable, less allowance of $218,000 and $108,000 at December 31, 2000 and March 31, 2001, respectively	705,975	1,213,689

Loans receivable from related parties	132,182	134,183

Loans receivable — current	269,596	160,561

Prepaid expenses and other current assets	232,781	239,967

Total current assets	1,583,738	2,285,092

Property and equipment, net	1,643,205	1,401,752

Capitalized software costs and courseware development costs, net	1,226,904	1,178,473

Acquired online publishing rights, net	40,608	26,127

Loans receivable — less current portion	123,649	116,753

Other assets	250,684	242,255

Other intangible assets, net	1,453,233	1,338,173

Goodwill, net	329,571	314,804

Total assets	$6,651,592	$6,903,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$1,396,815	$1,642,504

Accrued expenses	1,372,826	1,212,656

Deferred revenues	850,570	1,265,060

Accrued dividends payable	—	72,598

Total current liabilities	3,620,211	4,192,818

Stockholders’ equity:

Series C convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $7,910,172; 1,000,000 shares authorized; 623,339 shares issued and outstanding at December 31, 2000 and March 31, 2001	6,233	6,233

Series D convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $8,832,805; 1,200,000 shares authorized; 1,070,643 shares issued and outstanding at December 31, 2000 and March 31, 2001	10,706	10,706

Series E convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $2,242,826 and $1,773,650, respectively; 3,000,000 shares authorized; 574,557 and 497,585 shares issued and outstanding at December 31, 2000 and March 31, 2001, respectively	5,746	4,976

Common Stock, $0.01 par value per share; 36,000,000 shares authorized 9,508,509 and 10,983,745 shares issued and outstanding at December 31, 2000 and March 31, 2001, respectively	95,085	109,837

Additional paid-in capital	73,499,027	75,285,616

Accumulated deficit	(70,585,416)	(72,706,757)

Total stockholders’ equity	3,031,381	2,710,611

Total liabilities and stockholders’ equity	$6,651,592	$6,903,429

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2000	2001

Operating activities Net loss	$(2,498,921)	$(2,011,128)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	257,080	260,249

Amortization	450,080	286,920

Compensatory stock options and warrants	—	425,898

Decrease in allowance for doubtful accounts	(1,138)	(109,721)

Changes in operating assets and liabilities:

Increase in accounts receivable	(215,448)	(397,993)

Increase in prepaid expenses and other current assets	(106,539)	(7,186)

(Increase) decrease in other assets	(97,388)	8,429

Increase (decrease) in accounts payable and accrued expenses	(1,376,010)	85,519

Increase in deferred revenues	1,179,296	499,490

Net cash used in operating activities	(2,408,988)	(959,523)

Investing activities Purchases of property and equipment	(28,095)	(18,796)

Capitalized software and courseware development costs	(87,990)	(94,181)

Proceeds from loans receivable	117,205	37,017

Advances under loans (interest) receivable	(27,282)	(6,086)

Advances under loans receivable from related parties	(2,000)	(2,001)

Net cash used in investing activities	(28,162)	(84,047)

Financing activities Proceeds from issuance of common stock	4,289,938	—

Proceeds from Series E redeemable convertible Preferred Stock	1,000,000	188,328

Proceeds from notes payable	—	1,150,000

Repayments of notes payable and short-term debt	(535,634)	(1,270)

Net cash provided by financing activities	4,754,304	1,337,058

Net increase in cash and cash equivalents	2,317,154	293,488

Cash and cash equivalents at the beginning of the period	204,455	243,204

Cash and cash equivalents at the end of the period	$2,521,609	$536,592

Supplemental cash flow information:

Interest paid	$22,000	$—

See accompanying notes.

VCAMPUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 2001. For further information, refer to the audited financial statements and footnotes thereto included in the VCampus Corporation (“VCampus” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2000.

Note B — Equity Transactions

      Under the terms of the Company’s equity line agreement with Hambrecht & Quist Guaranty Finance, LLC (“H&QGF”), the Company drew down $213,150 during January and February 2001 and issued to H&QGF 187,500 shares of Series E Preferred Stock at an average price of 1.14 per share.

      In February 2001, the Company secured $1,150,000 of debt financing through the issuance of short-term notes bearing interest at 10% to two directors of the Company. These notes were cancelled in March 2001 in exchange for an aggregate of 1,183,782 shares of common stock at a purchase price of $0.978 per share and warrants to purchase an aggregate of 287,500 shares of common stock at an exercise price of $1.076 per share. The fair value of the warrants was determined at $212,750 and has been included in stock-based compensation in the consolidated statements of operations.

Note C — Net Loss Per Share

      The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,

	2000	2001

Numerator:

Net loss	$(2,498,921)	$(2,011,128)

Accrued dividends to preferred stockholders	(73,592)	(135,052)

Net loss available to common stockholders	$(2,572,513)	$(2,146,180)

Denominator:

Denominator for basic earnings per share — weighted-average shares	7,104,901	9,755,892

Denominator for diluted earnings per share — adjusted weighted-average shares	7,104,901	9,755,892

Basic net loss per share	$(0.36)	$(0.22)

Diluted net loss per share	$(0.36)	$(0.22)

Note D — Legal Proceedings

      In 2000, Techsearch L.L.C. filed a claim against a number of defendants, including the Company, alleging, in our case, that the Company’s method that allows end users to take online courses infringes Techsearch’s patented method. The Company has filed an answer denying the allegation and has been granted a motion to stay the proceedings pending the outcome of a similar patent infringement case brought by Techsearch. Techsearch seeks unspecified damages and an injunction prohibiting further alleged infringement. The Company believes the claim is without merit and plans to defend against it vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company’s other SEC filings, and including, in particular, the availability of sufficient capital to finance the Company’s business plan on terms satisfactory to the Company, risks relating to uncertainties relating to dependence on strategic partners and third party relationships, management of rapid growth, dependence on online distribution, the risks and the Company’s payment obligations relating to acquisitions, security risks, government regulations and competition.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Summary

      For the three months ended March 31, 2001, the Company incurred a net loss of $2,146,180 or $0.22 per share, as compared to a net loss of $2,572,513 or $0.36 per share, for the three months ended March 31, 2000 (both periods include accruals of non-cash dividends to preferred shareholders). Excluding non-recurring amounts, the decrease in the net loss in the first quarter of 2001 as compared to the first quarter of 2000 was due primarily to decreases in general and administrative and product development and operations expenses in the first quarter of 2001 as a result of cost controls and a reduction-in-workforce implemented in the fourth quarter of 2000, partially offset by an increase in sales and marketing expenses.

      Non-recurring charges for the three months ended March 31, 2001 include the expense related to the final vesting of warrants issued to Qwest Communications related to their equity investment in VCampus in the second quarter of 2000 and warrants issued in conjunction with the cancellation of debt and the subsequent equity investment by two VCampus directors, both based on the Black-Sholes valuation method. Non-recurring charges for the three months ended March 31, 2000 include amounts paid to former HTR executives pursuant to their employment agreements and the payment of incentive compensation amounts to employees for achieving certain performance milestones in the first quarter of 2000.

Net Revenues

	For the Three Months Ended March 31,

	2000		2001

Online tuition revenues	$1,275,515	51.8%	$1,466,963	81.0%

Virtual campus software revenues	37,596	1.5	22,659	1.3

Online development and other revenues	196,692	8.0	157,087	8.6

Product sales revenues	129,560	5.3	19,063	1.1

Other service revenues	38,730	1.6	50,461	2.8

Instructor-led training revenues	780,685	31.8	95,204	5.2

Total net revenues	$2,458,778	100.0%	$1,811,437	100.0%

      Online tuition revenues increased 15.0% to $1,466,963 in the first quarter of 2001, compared to $1,275,515 for the same period in 2000. The Company believes that online tuition revenues will continue to increase in absolute dollars and as a percentage of total revenue because the Company has sold or closed most of its non-online businesses to focus on its core online related businesses.

      Virtual campus software revenues remained a small percentage of the Company’s total revenues in both periods. The Company continues to receive virtual campus licensing fees from existing customers who renew their licenses.

      Online development and other revenues decreased 20.1% to $157,087 in the first quarter of 2001, compared to $196,692 for the first quarter of 2000. The decrease was primarily due to the Company’s December 2000 reduction-in-force which included the online courseware design studio business.

      Product sales revenues decreased 85.3% to $19,063 in the first quarter of 2001, compared to $129,560 for the same period in 2000. The decrease was primarily due to the continued transition of customers from the Company’ CD-based Teletutor telecommunications courseware to the online versions of the same courseware.

      Other service revenues increased 30.3% to $50,461 in the first quarter of 2001, compared to $38,730 for the same period in 2000. The increase was primarily due to an increase of CYBIS related revenues.

      Instructor-led training revenues decreased 87.8% to $95,204 in the first quarter of 2001, compared to $780,685 for the same period in 2000. The decrease was due primarily to the closing of two instructor-led training facilities located in Rockville, MD, and Washington, DC in December 2000 as a result of management reorganization plans.

      The following table sets forth selected financial data:

	For the Three Months Ended March 31,

	2000		2001

Revenue	$2,458,778	100.0%	$1,811,437	100.0%

Cost of revenues	914,979	37.2	344,480	19.0

Sales and marketing	1,077,970	43.8	1,363,118	75.3

Product development and operations	798,201	32.5	614,552	33.9

General and administrative	822,382	33.4	533,022	29.4

Depreciation and amortization	707,160	28.8	547,169	30.2

Compensation expense in connection with the acquisition of HTR	654,294	26.6	—	—

Stock-based compensation	—	—	425,898	23.5

Loss from operations	(2,516,208)	(102.3)	(2,016,802)	(111.3)

Interest income	17,287	0.7	5,674	0.3

Net loss	(2,498,921)	(101.6)	(2,011,128)	(111.0)

Accrued dividends to preferred stockholders	(73,592)	(3.0)	(135,052)	(7.5)

Net loss to common stockholders	$(2,572,513)	(104.6)%	$(2,146,180)	(118.5)%

Cost of Revenues

      Cost of revenues decreased 62.4% to $344,480 in the first quarter of 2001 as compared to $914,979 for the first quarter of 2000. The decrease was due primarily to the closing of the two remaining low margin instructor-led training facilities at the end of the fourth quarter of 2000, and the increase in higher margin online revenues as a percentage of total revenues.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses increased 26.5% to $1,363,118 in the first quarter of 2001 as compared to $1,077,970 for the first quarter in 2000. The increase was due primarily to the Company’s expansion of its sales force and increased marketing investments in 2001.

      Product Development. Product development expenses decreased 23.0% to $614,552 in the first quarter of 2001 as compared to $798,201 for the first quarter of 2000. The decrease was due primarily to the payment of incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000 and cost controls initiated at the end of the fourth quarter of 2000 as a result of management reorganization plans.

      General and Administrative. General and administrative expenses decreased 35.2% to $533,022 in the first quarter of 2001 as compared to $822,382 for the first quarter of 2000. The decrease was due primarily to the payment of incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000 and cost controls initiated at the end of the fourth quarter of 2000 as a result of management reorganization plans.

      Depreciation and Amortization. Depreciation and amortization expense decreased 22.6% to $547,169 in the first quarter of 2001 as compared to $707,160 for the first quarter of 2000. The decrease was due primarily to the write-off of goodwill related to HTR in December 2000.

      Compensation Expense in Connection with the Acquisition of HTR. Compensation expense in connection with the acquisition of HTR consists of $654,294 paid to former HTR executives in the first quarter of 2000 pursuant to their employment agreements.

      Stock-based compensation. Stock-based compensation expense includes the final vesting of warrants issued to Qwest Communications (approximately $166,000) related to their equity investment in VCampus in the second quarter of 2000 and compensatory stock options and stock warrants issued in conjunction with the issuance and extinguishments of debt by two VCampus directors, both based on the Black-Sholes valuation method. The fair value of the warrants was determined at $212,750 and has been included in stock-based compensation in the consolidated statements of operations.

      Interest Income. Interest income for both periods was primarily derived from income earned on divestiture related notes receivable.

Liquidity and Capital Resources

      As of March 31, 2001, the Company had $536,692 in cash and cash equivalents. Cash utilized in operating activities was $959,523 for the three months ended March 31, 2001, funded primarily by the $1,150,000 invested by two of the Company’s directors in the first quarter of 2001, approximately $200,000 raised through the H&QGF equity line agreement, and customer prepayments. Net cash used in operating activities for the same period in 2000 was $2,408,988. The decrease in cash utilized in operating activities is primarily due to amounts paid to former HTR executives pursuant to their employment agreements and the payment of incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000, and cost controls initiated at the end of the fourth quarter of 2000 as a result of management reorganization plans.

      Net cash utilized in investing activities was $84,047 for the three months ended March 31, 2001 and $28,162 for the three months ended March 31, 2000. The use of cash for investing activities was primarily attributable to purchases of equipment and software development costs that were capitalized.

      Net cash provided by financing activities was $1,337,058 for the three months ended March 31, 2001 and $4,754,304 for the three months ended March 31, 2000. Under the terms of the Company’s equity line agreement with H&QGF, the Company drew down $213,150 during January and February 2001 and issued to H&QGF 187,500 shares of Series E Preferred Stock at an average price of 1.14 per share. In February 2001, the Company secured $1,150,000 of debt financing through the issuance of short-term notes bearing interest at 10% to Barry Fingerhut, a director and shareholder of the Company, and John Sears, a director of the Company. These notes were cancelled in March 2001 in exchange for an aggregate of 1,183,782 shares of common stock at a purchase price of $0.978 per share and warrants to purchase an aggregate of 287,500 shares of common stock at an exercise price of $1.076 per share.

      The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures. The Company recognizes that it will need to raise additional funding to meet its working capital requirements and fund anticipated ongoing operating losses.

      The Company is reviewing several equity-based financing term sheets and anticipates funding in the second quarter of 2001.

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

      If the Company does not address its funding needs, it will be materially adversely affected. The Company’s future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

PART II — OTHER INFORMATION

Item 2. Changes in Securities

      (a) No modifications.

      (b) No limitations or qualifications.

      (c) From January 1, 2001 to March 31, 2001, the Company issued the following unregistered securities:

1. 1,183,782 shares of Common Stock at $0.978 per share and three-year, fully-vested warrants to purchase 287,500 shares of Common Stock at an exercise price of $1.08 per share to two of the Company’s directors.

      The sales of the above securities were deemed to be exempt from registration under the Act in reliance upon section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Recipients of the securities in each such transaction represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions. All recipients had adequate access to information about the Company.

Item 6. Exhibits

(a) Exhibits

      10.57* Contract with the General Services Administration dated April 18, 2001.

      27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

*	Confidential treatment requested

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

VCAMPUS CORPORATION

By: /s/ DANIEL J. NEAL Daniel J. Neal Chief Executive Officer

By: /s/ MICHAEL A. SCHWIEN Michael A. Schwien Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2001

EXHIBIT INDEX

10.57*	Contract with the General Services Administration dated April 18, 2001.

27.1	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

*	Confidential treatment requested