Form 10-Q
period 2001-06-30
VCAMPUS CORP
filed 2001-08-10
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      (Mark One)

[X]       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001.

OR

[ ]       Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

_______________

Commission File Number 0-21421
_______________

VCAMPUS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1290319 (I.R.S. Employer Identification No.)

1850 Centennial Park Drive Suite 200, Reston, Virginia (Address of principal executive offices)	20191 (Zip Code)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	14,204,335 Shares (Outstanding at August 10, 2001)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Revenues:

Online tuition revenues	$1,215,408	$1,742,137	$2,490,923	$3,209,100

Virtual campus software revenues	31,563	19,812	69,159	42,471

Development and other revenues	124,653	159,587	321,345	316,674

Product sales revenues	145,200	19,072	274,760	38,135

Other service revenues	41,391	21,373	80,121	71,834

Instructor-led training revenues	862,776	7,380	1,643,461	102,584

Net revenues	2,420,991	1,969,361	4,879,769	3,780,798

Costs and expenses:

Cost of revenues	877,926	369,644	1,792,905	714,124

Sales and marketing	1,673,930	1,314,732	2,751,900	2,677,850

Product development and operations	758,976	604,414	1,557,177	1,218,966

General and administrative	602,743	576,564	1,425,125	1,109,586

Depreciation and amortization	730,559	511,173	1,437,719	1,058,342

Stock-based compensation	—	15,000		440,898

Compensation expense in connection with the acquisition of HTR	—	—	654,294	—

Total costs and expenses	4,644,134	3,391,527	9,619,120	7,219,766

Loss from operations	(2,223,143)	(1,422,166)	(4,739,351)	(3,438,968)

Interest income	72,140	9,018	89,427	14,692

Net loss	$(2,151,003)	$(1,413,148)	$(4,649,924)	$(3,424,276)

Dividends to preferred stockholders	(539,649)	(95,469)	(613,241)	(230,521)

Net loss attributable to common Stockholders	$(2,690,652)	$(1,508,617)	$(5,263,165)	$(3,654,797)

Net loss per share	$(0.34)	$(0.13)	$(0.70)	$(0.34)

Net loss per share — assuming Dilution	$(0.34)	$(0.13)	$(0.70)	$(0.34)

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,

	2000	2001

ASSETS		(Unaudited)
Current assets:

Cash and cash equivalents	$243,204	$2,272,712

Accounts receivable, less allowance of $218,000 and $94,000
at December 31, 2000 and June 30, 2001, respectively	705,975	764,931

Loans receivable from related parties	132,182	136,183

Loans receivable — current	269,596	160,966

Prepaid expenses and other current assets	232,781	273,117

Total current assets	1,583,738	3,607,909

Property and equipment, net	1,643,205	1,173,864

Capitalized software costs and courseware development costs, net	1,226,904	1,224,038

Acquired online publishing rights, net	40,608	17,793

Loans receivable — less current portion	123,649	109,755

Other assets	250,684	244,030

Other intangible assets, net	1,453,233	1,223,114

Goodwill, net	329,571	300,036

Total assets	$6,651,592	$7,900,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,396,815	$1,375,419

Accrued expenses	1,372,826	1,541,058

Deferred revenues	850,570	826,192

Total current liabilities	3,620,211	3,742,669

Stockholders’ equity:

Series C convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $7,910,172; 1,000,000 shares authorized; 623,339
shares issued and outstanding at December 31, 2000 and June 30, 2001	6,233	6,233

Series D convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $8,832,805 and $8,363,924 respectively; 1,200,000 shares authorized; 1,070,643 and 1,013,809 shares issued and outstanding at
December 31, 2000 and June 30, 2001 respectively	10,706	10,138

Series E convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $2,242,826 and $1,818,470, respectively;
3,000,000 shares authorized; 574,557 and 530,165 shares issued and
outstanding at December 31, 2000 and June 30, 2001, respectively	5,746	5,302

Common Stock, $0.01 par value per share; 36,000,000 shares
authorized 9,508,509 and 14,204,335 shares issued and outstanding at
December 31, 2000 and June 30, 2001, respectively	95,085	142,043

Additional paid-in capital	73,499,027	78,179,714

Accumulated deficit	(70,585,416)	(74,185,560)

Total stockholders’ equity	3,031,381	4,157,870

Total liabilities and stockholders’ equity	$6,651,592	$7,900,539

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2000	2001

Operating activities

Net loss	$(4,649,924)	$(3,424,276)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	538,090	502,204

Amortization	899,629	556,138

Stock option and warrant compensation	—	440,898

Increase (decrease) in allowance for doubtful accounts	34,058	(124,255)

Changes in operating assets and liabilities:

Decrease in accounts receivable	74,256	65,299

Increase in prepaid expenses and other current assets	(174,246)	(40,336)

Decrease (increase) in other assets	(62,183)	6,654

Increase (decrease) in accounts payable and accrued expenses	(2,595,781)	154,672

Increase in deferred revenues	746,738	60,622

Net cash used in operating activities	(5,189,363)	(1,802,380)

Investing activities

Purchases of property and equipment	(660,605)	(32,863)

Capitalized software and courseware development costs	(149,477)	(270,803)

Proceeds from loans receivable	178,246	45,767

Advances under loans (interest) receivable	(53,457)	(8,243)

Advances under loans receivable from related parties	(4,000)	(4,001)

Net cash used in investing activities	(689,293)	(270,143)

Financing activities

Proceeds from issuance of common stock	6,633,781	2,763,703

Proceeds from Series E convertible Preferred Stock	2,641,000	188,328

Proceeds from notes payable	—	1,150,000

Repayments of notes payable and short-term debt	(535,634)	—-

Net cash provided by financing activities	8,739,147	4,102,031

Net increase in cash and cash equivalents	2,860,491	2,029,508

Cash and cash equivalents at the beginning of the period	204,455	243,204

Cash and cash equivalents at the end of the period	$3,064,946	$2,272,712

Supplemental cash flow information:

Interest paid	$24,200	$—

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

      In May and June 2001, the Company issued 3,038,919 shares of common stock at a purchase price of $1.06 per share to accredited investors. Under the terms of this financing, the Company also issued five-year, fully vested warrants to purchase 759,729 and 178,750 shares of common stock at $1.79 per share (the five-day average closing price of its common stock) to the same accredited investors and a placement agent, respectively.

Note C — Net Loss Per Share

      The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Numerator:

Net loss	$(2,151,003)	$(1,413,148)	$(4,649,924)	$(3,424,276)

Accrued dividends to preferred stockholders	(539,649)	(95,469)	(613,241)	(230,521)

Net loss available to common stockholders	$(2,690,652)	$(1,508,617)	$(5,263,165)	$(3,654,797)

Denominator:

Denominator for basic earnings per share — weighted-average shares	7,986,226	11,936,235	7,545,529	10,857,059

Denominator for diluted earnings per share — adjusted weighted-average shares	7,986,226	11,936,235	7,545,529	10,857,059

Basic net loss per share	$(0.34)	$(0.13)	$(0.70)	$(0.34)

Diluted net loss per share	$(0.34)	$(0.13)	$(0.70)	$(0.34)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company’s other SEC filings, and including, in particular, the availability of sufficient capital to finance the Company’s business plan on terms satisfactory to the Company, risks relating to uncertainties relating to dependence on strategic partners and third party relationships, management of rapid growth, dependence on online distribution, acquisitions, security risks, government regulations and competition.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Summary

      For the three months ended June 30, 2001 the Company incurred a net loss of $1,508,617 (or $0.13 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $2,690,652 (or $0.34 per share) for the three months ended June 30, 2000. The decrease in the net loss in the second quarter of 2001 as compared to the three months ended June 30, 2000 was due primarily to decreases in sales and marketing and product development and operations expenses in the second quarter of 2001 as a result of cost controls and a reduction-in-workforce implemented in the fourth quarter of 2000.

Net Revenues

	For the Three Months Ended June 30,

	2000		2001

Online tuition revenues	$1,215,408	50.2%	$1,742,137	88.4%

Virtual campus software revenues	31,563	1.3	19,812	1.0

Online development and other revenues	124,653	5.2	159,587	8.1

Product sales revenues	145,200	6.0	19,072	1.0

Other service revenues	41,391	1.7	21,373	1.1

Instructor-led training revenues	862,776	35.6	7,380	0.4

Total net revenues	$2,420,991	100.0%	$1,969,361	100.0%

      Online tuition revenues increased 43.3% to $1,742,137 in the second quarter of 2001, compared to $1,215,408 for the same period in 2000. The Company believes that online tuition revenues will continue to increase in absolute dollars and continue to constitute the bulk of the Company’s total revenues as the Company adds new customers and as its existing customer base matures.

      Virtual campus software revenues decreased 37.2% to $19,812 in the second quarter of 2001, compared to $31,563 in the second quarter of 2000. The Company continues to derive virtual campus license revenues primarily from existing customers who renew their agreements.

      Online development and other revenues increased 28% to $159,587 in the second quarter of 2001, compared to $124,653 for the second quarter of 2000. The increase was primarily due to additional courses developed by VCampus for new and existing customers.

      Product sales revenues decreased 86.9% to $19,072 in the second quarter of 2001 compared to $145,200 for the same period in 2000. The decrease was primarily due to the continued transition of customers from the Company’s CD-based Teletutor telecommunications courseware to the online versions of the same courseware.

      Other service revenues decreased 48.4% to $21,373 in the second quarter of 2001, compared to $41,391 for the same period in 2000. The decrease was primarily due to the decline of CYBIS-related revenues.

      Instructor-led training revenues decreased 99.1% to $7,380 in the second quarter of 2001, compared to $862,776 for the same period in 2000. The decrease was due primarily to the closing of the two remaining instructor-led training facilities located in Rockville, MD, and Washington, DC in December 2000 as a result of management reorganization plans.

      The following table sets forth selected financial data:

	For the Three Months Ended June 30,

	2000		2001

Revenues	$2,420,991	100.0%	$1,969,361	100.0%

Cost of revenues	877,926	36.3	369,644	18.8

Sales and marketing	1,673,930	69.1	1,314,732	66.6

Product development and operations	758,976	31.3	604,414	30.7

General and administrative	602,743	24.9	576,564	29.3

Depreciation and amortization	730,559	30.2	511,173	26.0

Stock Based Compensation	—	—	15,000	0.8

Loss from operations	(2,223,143)	(91.8)	(1,422,166)	(72.2)

Interest income	72,140	3.0	9,018	0.4

Net loss	(2,151,003)	(88.8)	(1,413,148)	(71.8)

Accrued dividends to preferred stockholders	(539,649)	(22.3)	(95,469)	(4.8)

Net loss to common stockholders	$(2,690,652)	(111.1)%	$(1,508,617)	(76.6)%

Cost of Revenues

      Cost of revenues decreased 57.9% to $369,644 in the second quarter of 2001 as compared to $877,926 for the second quarter of 2000. The decrease was due primarily to the closing of the two remaining low margin instructor-led training facilities at the end of the fourth quarter of 2000, and the increase in higher margin online revenues as a percentage of total revenues.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses decreased 21.5% to $1,314,732 in the second quarter of 2001 as compared to $1,673,930 for the second quarter in 2000. The decrease was primarily due to cost control measures implemented in the fourth quarter of 2000 as a result of management reorganization plans.

      Product Development and Operations. Product development and operations expenses decreased 20.4% to $604,414 in the second quarter of 2001 as compared to $758,976 for the second quarter of 2000. The decrease was primarily due to cost control measures implemented in the fourth quarter of 2000 as a result of management reorganization plans.

      General and Administrative. General and administrative expenses decreased 4.3% to $576,564 in the second quarter of 2001 as compared to $602,743 for the second quarter of 2000.

      Depreciation and Amortization. Depreciation and amortization expense decreased 30% to $511,173 in the second quarter of 2001 as compared to $730,559 for the second quarter of 2000. The decrease was due primarily to the write-off of goodwill related to HTR in December 2000.

      Interest Income. Interest income for both periods was primarily derived from interest earned on divestiture related notes receivable.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Summary

      For the six months ended June 30, 2001, the Company incurred a net loss of $3,654,797 (or $0.34 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $5,263,165 (or $0.70 per share) for the six months ended June 30, 2000. The decrease in the net loss for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was due primarily to decreases in product development and operations and general and administrative expenses in the six months ended June 30, 2001 as a result of cost controls and a reduction-in-workforce implemented in the fourth quarter of 2000.

Net Revenues

	For the Six Months Ended June 30,

	2000		2001

Online tuition revenues	$2,490,923	51.1%	$3,209,100	84.9%

Virtual campus software revenues	69,159	1.4	42,471	1.1

Online development and other revenues	321,345	6.6	316,674	8.4

Product sales revenues	274,760	5.6	38,135	1.0

Other service revenues	80,121	1.6	71,834	1.9

Instructor-led training revenues	1,643,461	33.7	102,584	2.7

Total net revenues	$4,879,769	100.0%	$3,780,798	100.0%

      Online tuition revenues increased 28.8% to $3,209,100 for the six months ended June 30, 2001, compared to $2,490,923 for the same period in 2000. The Company believes that online tuition revenues will continue to increase in absolute dollars and continue to constitute the bulk of the Company’s total revenues as the Company adds new customers and as its existing customer base matures.

      Virtual campus software revenues decreased 38.6% to $42,471 for the six months ended June 30, 2001, compared to $69,159 for the same period in 2000. The Company continues to derive virtual campus license revenues primarily from existing customers who renew their agreements.

      Online development and other revenues decreased 1.5% to $316,674 for the six months ended June 30, 2001, compared to $321,345 for the same period in 2000.

      Product sales revenues decreased 86.1% to $38,135 for the six months ended June 30, 2001, compared to $274,760 for the same period in 2000. The decrease was primarily due to the continued transition of customers from the Company’s CD-based Teletutor telecommunications courseware to the online versions of the same courseware.

      Other service revenues decreased 10.3% to $71,834 for the six months ended June 30, 2001, compared to $80,121 for the same period in 2000. The decrease was primarily due to the decline of CYBIS-related revenues.

      Instructor-led training revenues decreased 93.8% to $102,584 for the six months ended June 30, 2001, compared to $1,643,461 for the same period in 2000. The decrease was due primarily to the closing of the two remaining instructor-led training facilities located in Rockville, MD, and Washington, DC in December 2000 as a result of management reorganization plans.

      The following table sets forth selected financial data:

	For the Six Months Ended June 30,

	2000		2001

Revenues	$4,879,769	100.0%	$3,780,798	100.0%

Cost of revenues	1,792,905	36.7	714,124	18.9

Sales and marketing	2,751,900	56.4	2,677,850	70.8

Product development	1,557,177	31.9	1,218,966	32.2

General and administrative	1,425,125	29.2	1,109,586	29.3

Depreciation and amortization	1,437,719	29.5	1,058,342	28.0

Stock-based compensation	—	—	440,898	11.7

Compensation expense in connection with
the acquisition of HTR	654,294	13.4	—	—

Loss from operations	(4,739,351)	(97.1)	(3,438,968)	(90.9)

Interest income	89,427	1.8	14,692	0.4

Net loss	(4,649,924)	(95.3)	(3,424,276)	(90.5)

Accrued dividends to preferred stockholders	(613,241)	(12.6)	(230,521)	(6.1)

Net loss to common stockholders	$(5,263,165)	(107.9)%	$(3,654,797)	(96.6)%

Cost of Revenues

      Cost of revenues decreased 60.2% to $714,124 for the six months ended June 30, 2001 as compared to $1,792,905 for the same period in 2000. The decrease was due primarily to the closing of the two remaining low margin instructor-led training facilities at the end of the fourth quarter of 2000, and the increase in higher margin online revenues as a percentage of total revenues.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses decreased 2.7% to $2,677,850 for the six months ended June 30, 2001 as compared to $2,751,900 for the same period in 2000.

      Product Development and Operations. Product development and operations expenses decreased 21.7% to $1,218,966 for the six months ended June 30, 2001 compared to $1,557,177 for the same period in 2000. The decrease was primarily due to cost control measures implemented in the fourth quarter of 2000 as a result of management reorganization plans.

      General and Administrative. General and administrative expenses decreased 22.1% to $1,109,586 for the six months ended June 30, 2001 as compared to $1,425,125 for the same period in 2000. The decrease was due primarily to the payment of incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000.

      Depreciation and Amortization. Depreciation and amortization expense decreased 26.4% to $1,058,342 for the six months ended June 30, 2001 as compared to $1,437,719 for the same period in 2000. The decrease was due primarily to the write-off of goodwill related to HTR in December 2000.

      Compensation Expense in Connection with the Acquisition of HTR. Compensation expense in connection with the acquisition of HTR consisted of $654,294 paid to former HTR executives in the first quarter of 2000 pursuant to their employment agreements.

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

      Interest Income. Interest income for both periods was primarily derived from interest earned on divestiture-related notes receivable and cash raised in the Company’s private placements.

Liquidity and Capital Resources

      As of June 30, 2001, the Company had $2,272,712 in cash and cash equivalents. Cash utilized in operating activities was $1,802,380 for the six months ended June 30, 2001, funded primarily by the $1,150,000 invested by two of the Company’s directors in the first quarter of 2001 and the proceeds of approximately $3.2 million from the May and June 2001 private placements. Net cash used in operating activities for the same period in 2000 was $5,189,363. The decrease in cash utilized in operating activities is primarily due to amounts paid to former HTR executives in the first quarter of 2000 pursuant to their employment agreements, the payment of incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000 and the overall decrease in the Company’s net loss for the six months ended June 30, 2001.

      Net cash utilized in investing activities was $270,143 for the six months ended June 30, 2001 and $689,293 for the six months ended June 30, 2000. The use of cash for investing activities was primarily attributable to purchases of equipment and software development costs that were capitalized.

      Net cash provided by financing activities was $4,102,031 for the six months ended June 30, 2001 and $8,739,147 for the six months ended June 30, 2000. Under the terms of the Company’s equity line agreement with H&QGF, the Company drew down $213,150 during January and February 2001 and issued to H&QGF 187,500 shares of Series E Preferred Stock at an average price of 1.14 per share. In February 2001, the Company secured $1,150,000 of debt financing through the issuance of short-term notes bearing interest at 10% to Barry Fingerhut, a director and shareholder of the Company, and John Sears, a director of the Company. These notes were cancelled in March 2001 in exchange for an aggregate of 1,183,782 shares of common stock at a purchase price of $0.978 per share and warrants to purchase an aggregate of 287,500 shares of common stock at an exercise price of $1.076 per share. In May and June 2001, the Company issued 3,038,919 shares of common stock at a purchase price of $1.06 per share to accredited investors. Under the terms of this financing, the Company also issued five-year, fully vested warrants to purchase 759,729 and 178,750 shares of common stock at $1.79 per share (the five-day average closing price of its common stock) to the same accredited investors and a placement agent, respectively.

      The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures. The Company recognizes that it may need to raise additional funding to meet its working capital requirements and fund anticipated ongoing operating losses.

      Although the Company expects to achieve EBITDA breakeven by the end of 2001, if the Company does not achieve substantial positive cash flow from operations during 2001 or 2002, it will need to continue to raise additional funds over and above the private placement funds raised in May and June of 2001 to support operations and fund its efforts to grow online revenues in 2001 and 2002. Additional financing, both short-term and long-term, might not be available on terms acceptable to the Company or at all.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities

      (a) No modifications.

      (b) No limitations or qualifications.

      (c) From April 1, 2001 to June 30, 2001, the Company has issued the following unregistered securities:

1. 3,038,919 shares of Common Stock at $1.06 per share and five-year warrants to purchase 759,729 shares of Common Stock at an exercise price of $1.79 per share to approximately 35 accredited investors.

2. Five-year warrants to purchase 178,750 shares of Common Stock at an exercise price of $1.79 per share to a placement agent.

3. 100,267 shares of Common Stock as a dividend to the Company’s Series D Preferred Stockholders.

4. 56,834 shares of Common Stock upon conversion of 56,834 shares of Series D preferred Stock by one investor.

5. 8,721 shares of Common Stock at $1.72 per share to a service provider

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company was held on June 5, 2001. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

      (a) The stockholders elected the following persons as directors of the Company: Narasimhan P. Kannan, Edson D. deCastro, Martin E. Maleska, Daniel J. Neal, John D. Sears, William E. Kimberly, Barry K. Fingerhut and Ashok Trivedi. The votes for and against (withheld) each nominee were as follows:

	Votes	Votes	Votes
Nominee	For	Withheld	Abstained

Narasimhan P. Kannan	10,344,018	5,660	0

Edson D. deCastro	10,344,343	5,335	0

Martin E. Maleska	10,344,343	5,335	0

Daniel J. Neal	10,344,343	5,335	0

John D. Sears	10,344,343	5,335	0

William E. Kimberly	10,344,343	5,335	0

Barry K. Fingerhut	7,959,003	2,390,675	0

Ashok Trivedi	10,344,243	5,435	0

(b)	The stockholders approved the reservation of an additional 1,000,000 shares for issuance under the Company’s 1996 Stock Plan with 6,916,982 shares voting for, 3,302,582 shares subject to broker non-votes, 86,680 shares voting against and 43,434 shares abstained.

(c)	The stockholders ratified the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001 with 10,323,228 shares voting for, 1,100 shares voting against and 25,350 shares abstained.

(d)	The stockholders approved a new financing of up to $10 million involving the potential issuance of the Company’s securities equal to 20% or more of the Company’s common stock outstanding prior to the financing with 6,941,148 shares voting for, 3,302,582 shares subject to broker non-votes, 57,886 shares voting against and 48,062 shares abstained.

Item 6. Exhibits

      (a) Exhibits

      None

      (b) Current Reports in Form 8-K

      The Company filed a current report on Form 8-K on June 1, 2001 to report the $2,188,919 investment from accredited investors.

      The Company filed a current report on Form 8-K on June 22, 2001 to report the $901,000 investment from two accredited investors.

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

Date: August 10, 2001