Form 10-Q
period 2001-09-30
VCAMPUS CORP
filed 2001-11-14
CIK 943742

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001.

OR

/ /	Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	14,304,335 Shares (Outstanding at November 14, 2001)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Revenues:
Online tuition revenues	$1,218,929	$1,516,767	$3,709,852	$4,725,867
Virtual campus software revenues	24,124	18,142	93,283	60,613
Development and other revenues	311,689	106,005	633,034	422,679
Product sales revenues	62,267	3,905	337,027	42,040
Other service revenues	49,292	34,014	129,413	105,848
Instructor-led training revenues	631,274	—	2,274,735	102,584

Net revenues	2,297,575	1,678,833	7,177,344	5,459,631
Costs and expenses:
Cost of revenues	820,766	187,372	2,613,671	901,496
Sales and marketing	1,892,571	1,051,096	4,644,471	3,728,946
Product development and operations	1,061,380	661,565	2,618,557	1,880,531
General and administrative	746,362	467,962	2,171,487	1,577,548
Depreciation and amortization	792,884	502,455	2,230,603	1,560,797
Stock-based compensation	184,175	—	184,175	440,898
Compensation expense in connection with the acquisition of HTR	—	—	654,294	—

Total costs and expenses	5,498,138	2,870,450	15,117,258	10,090,216

Loss from operations	(3,200,563)	(1,191,617)	(7,939,914)	(4,630,585)
Interest income	58,352	15,431	147,779	30,123

Net loss	$(3,142,211)	$(1,176,186)	$(7,792,135)	$(4,600,462)

Dividends to preferred stockholders	(399,150)	(96,813)	(1,012,391)	(327,334)

Net loss attributable to common stockholders	$(3,541,361)	$(1,272,999)	$(8,804,526)	$(4,927,796)

Net loss per share	$(0.43)	$(0.09)	$(1.13)	$(0.41)

Net loss per share — assuming dilution	$(0.43)	$(0.09)	$(1.13)	$(0.41)

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2000	September 30, 2001
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$243,204	$592,566
Accounts receivable, less allowance of $218,000 and $122,000 at December 31, 2000 and September 30, 2001, respectively	705,975	953,538
Loans receivable from related parties	132,182	138,183
Loans receivable — current	269,596	160,815
Prepaid expenses and other current assets	232,781	421,145

Total current assets	1,583,738	2,266,247
Property and equipment, net	1,643,205	939,710
Capitalized software costs and courseware development costs, net	1,226,904	1,197,400
Acquired online publishing rights, net	40,608	10,459
Loans receivable — less current portion	123,649	102,650
Other assets	250,684	244,405
Other intangible assets, net	1,453,233	1,108,056
Goodwill, net	329,571	285,267

Total assets	$6,651,592	$6,154,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,396,815	$1,083,261
Accrued expenses	1,372,826	1,147,966
Deferred revenues	850,570	789,284
Accrued dividends payable	—	70,273

Total current liabilities	3,620,211	3,090,784
Stockholders' equity:
Series C convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $7,910,172; 1,000,000 shares authorized; 623,339 shares issued and outstanding at December 31, 2000 and September 30, 2001	6,233	6,233
Series D convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $8,832,805 and $8,363,924 at December 31, 2000 and September 30, 2001 respectively; 1,200,000 shares authorized; 1,070,643 and 1,013,809 shares issued and outstanding at December 31, 2000 and September 30, 2001 respectively	10,706	10,138
Series E convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $2,242,826 and $1,913,927 at December 31, 2000 and September 30, 2001, respectively; 3,000,000 shares authorized; 574,557 and 537,620 shares issued and outstanding at December 31, 2000 and September 30, 2001, respectively	5,746	5,376
Common Stock, $0.01 par value per share; 36,000,000 shares authorized 9,508,509 and 14,304,335 shares issued and outstanding at December 31, 2000 and September 30, 2001, respectively	95,085	143,043
Additional paid-in capital	73,499,027	78,330,639
Accumulated deficit	(70,585,416)	(75,432,019)

Total stockholders' equity	3,031,381	3,063,410

Total liabilities and stockholders' equity	$6,651,592	$6,154,194

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2000	2001
Operating activities
Net loss	$(7,792,135)	$(4,600,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	880,459	736,358
Amortization	1,350,144	824,439
Loss on sales of fixed assets	918	—
Stock option and warrant compensation	184,175	440,898
Increase (decrease) in allowance for doubtful accounts	2,848	(96,154)
Changes in operating assets and liabilities:
Inrease in accounts receivable	(136,542)	(151,409)
Increase in prepaid expenses and other current assets	(27,986)	(36,365)
Decrease (increase) in other assets	(65,981)	6,279
Increase (decrease) in accounts payable and accrued expenses	(2,553,372)	(530,578)
Increase in deferred revenues	156,270	23,714

Net cash used in operating activities	(8,001,202)	(3,383,280)
Investing activities
Purchases of property and equipment	(1,213,522)	(32,863)
Capitalized software and courseware development costs	(240,171)	(375,305)
Proceeds from loans receivable	239,288	53,023
Advances under loans (interest) receivable	(78,746)	(8,243)
Advances under loans receivable from related parties	(6,000)	(6,001)

Net cash used in investing activities	(1,299,151)	(369,389)
Financing activities
Proceeds from issuance of common stock	6,798,496	2,763,703
Proceeds from Series E convertible Preferred Stock	4,141,000	188,328
Proceeds from notes payable	—	1,150,000
Repayments of notes payable and short-term debt	(535,634)	—

Net cash provided by financing activities	10,403,862	4,102,031

Net increase in cash and cash equivalents	1,103,509	349,362
Cash and cash equivalents at the beginning of the period	204,455	243,204

Cash and cash equivalents at the end of the period	$1,307,964	$592,566

Supplemental cash flow information:
Interest paid	$26,600	$—

See accompanying notes.

VCAMPUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 2001. For further information, refer to the audited financial statements and footnotes thereto included in the VCampus Corporation ("VCampus" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

Note B—Equity Transactions

    Under the terms of the Company's equity line agreement with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF"), the Company drew down $213,150 during January and February 2001 and issued to H&QGF 187,500 shares of Series E Preferred Stock at an average price of $1.14 per share.

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

    In May and June 2001, the Company issued 3,038,919 shares of common stock at a purchase price of $1.06 per share in a private placement to accredited investors. Under the terms of this financing, the Company also issued five-year, fully vested warrants to purchase 759,729 and 178,750 shares of common stock at $1.79 per share (the five-day average closing price of its common stock) to the same accredited investors and a placement agent, respectively.

Note C—Net Loss Per Share

    The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Numerator:
Net loss	$(3,142,211)	$(1,176,186)	$(7,792,135)	$(4,600,462)
Accrued dividends to preferred stockholders	(399,150)	(96,813)	(1,012,391)	(327,334)

Net loss available to common stockholders	$(3,541,361)	$(1,272,999)	$(8,804,526)	$(4,927,796)

Denominator:
Denominator for basic earnings per share — weighted-average shares	8,197,783	14,269,552	7,764,310	12,007,057

Denominator for diluted earnings per share — adjusted weighted-average shares	8,197,783	14,269,552	7,764,310	12,007,057

Basic net loss per share	$(0.43)	$(0.09)	$(1.13)	$(0.41)

Diluted net loss per share	$(0.43)	$(0.09)	$(1.13)	$(0.41)

Note D—Legal Proceedings

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

Note E—New Accounting Pronouncements

    In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Currently, the Company does not believe the adoption of SFAS No. 141 will have any Impact on its financial statements.

    Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001. Under The new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles to goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, may be amortized until the adoption of the statement. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations.

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

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Summary

    For the three months ended September 30, 2001 the Company incurred a net loss of $1,272,999 (or $0.09 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $3,541,361 (or $0.43 per share) for the three months ended September 30, 2000. The Company exited its classroom-based training business in December of 2000. Both the revenue and the cost structures of the Company were affected by this change in business to focus the Company on its online training business exclusively. The decrease in the net loss in the third quarter of 2001 as compared to the three months ended September 30, 2000 was due primarily to decreases in sales and marketing and product development and operations expenses in the third quarter of 2001 as a result of cost controls and a reduction-in-workforce implemented in the fourth quarter of 2000.

Net Revenues

	For the Three Months Ended September 30,
	2000		2001
Online tuition revenues	$1,218,929	53.1%	$1,516,767	90.4%
Virtual campus software revenues	24,124	1.0	18,142	1.1
Online development and other revenues	311,689	13.6	106,005	6.3
Product sales revenues	62,267	2.7	3,905	0.2
Other service revenues	49,292	2.1	34,014	2.0
Instructor-led training revenues	631,274	27.5	—	0.0

Total net revenues	$2,297,575	100.0%	$1,678,833	100.0%

    Online tuition revenues increased 24.4% to $1,516,767 in the third quarter of 2001, compared to $1,218,929 for the same period in 2000. The Company believes that online tuition revenues will continue to increase in absolute dollars and continue to constitute the majority of the Company's total revenues as the Company adds new customers and as its existing customer base matures.

    Online development and other revenues decreased 66.0% to $106,005 in the third quarter of 2001, compared to $311,689 for the third quarter of 2000. The decrease was primarily due to a decline in the number of courses developed for one of the Company's customers.

    Product sales revenues decreased 93.7% to $3,905 in the third quarter of 2001 compared to $62,267 for the same period in 2000. The decrease was primarily due to the continued transition of customers from the Company's CD-Rom based Teletutor telecommunications courseware to the online versions of the same courseware. VCampus anticipates these revenues will continue to represent only a small portion of revenues as the Company is now focused on online revenues.

    Both virtual campus software revenues and other service revenues decreased due to the change in business focus of the Company. The Company anticipates that these revenues will continue to represent only a small portion of Company revenues in the future.

    Instructor-led training revenues were $0 in the third quarter of 2001, compared to $631,274 for the same period in 2000. The decrease was due to the closing of the two remaining instructor-led training facilities located in Rockville, MD, and Washington, DC in December 2000 as a result of management reorganization plans. VCampus no longer operates any classroom-based training business.

    The following table sets forth selected financial data:

	For the Three Months Ended September 30,
	2000		2001
Revenues	$2,297,575	100.0%	$1,678,833	100.0%
Cost of revenues	820,766	35.7	187,372	11.2
Sales and marketing	1,892,571	82.4	1,051,096	62.6
Product development and operations	1,061,380	46.2	661,565	39.4
General and administrative	746,362	32.5	467,962	27.9
Depreciation and amortization	792,884	34.5	502,455	29.9
Stock Based Compensation	184,175	8.0	—	0.0

Loss from operations	(3,200,563)	(139.3)	(1,191,617)	(71.0)
Interest income	58,352	2.5	15,431	0.9

Net loss	(3,142,211)	(136.8)	(1,176.186)	(70.1)
Accrued dividends to preferred stockholders	(399,150)	(17.4)	(96,813)	(5.7)

Net loss to common stockholders	$(3,541,361)	(154.2)%	$(1,272,999)	(75.8)%

Cost of Revenues

    Cost of revenues decreased 77.2% to $187,372 in the third quarter of 2001 as compared to $820,766 for the third quarter of 2000. The decrease was due primarily to the closing of the two remaining low margin instructor-led training facilities at the end of the fourth quarter of 2000, and the increase in higher margin online revenues as a percentage of total revenues.

Operating Expenses

    Sales and Marketing.  Sales and marketing expenses decreased 44.5% to $1,051,096 in the third quarter of 2001 as compared to $1,892,571 for the third quarter in 2000. The decrease was primarily due to cost control measures implemented in the fourth quarter of 2000 as a result of management reorganization plans.

    Product Development and Operations.  Product development and operations expenses decreased 37.7% to $661,565 in the third quarter of 2001 as compared to $1,061,380 for the third quarter of 2000. The decrease was primarily due to cost control measures implemented in the fourth quarter of 2000 as a result of management reorganization plans.

    General and Administrative.  General and administrative expenses decreased 37.3% to $467,962 in the third quarter of 2001 as compared to $746,362 for the third quarter of 2000. The decrease was primarily due to cost control measures.

    Depreciation and Amortization.  Depreciation and amortization expense decreased 36.6% to $502,455 in the third quarter of 2001 as compared to $792,884 for the third quarter of 2000. The decrease was due primarily to the write-off of goodwill related to HTR in December 2000.

    Interest Income.  Interest income for both periods was primarily derived from interest earned on divestiture related notes receivable.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Summary

    For the nine months ended September 30, 2001, the Company incurred a net loss of $4,927,796 (or $0.41 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $8,804,526 (or $1.13 per share) for the nine months ended September 30, 2000. The Company exited its classroom-based training business in December of 2000. Both the revenue and the cost structures of the Company were affected by this change in business to focus the Company on its online training business exclusively. The decrease in the net loss for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was due primarily to decreases in sales and marketing, product development and operations and general and administrative expenses in the nine months ended September 30, 2001 as a result of cost controls and a reduction-in-workforce implemented in the fourth quarter of 2000.

  Net Revenues

	For the Nine Months Ended September 30,
	2000		2001
Online tuition revenues	$3,709,852	51.7%	$4,725,867	86.6%
Virtual campus software revenues	93,283	1.3	60,613	1.1
Online development and other revenues	633,034	8.8	422,679	7.7
Product sales revenues	337,027	4.7	42,040	0.8
Other service revenues	129,413	1.8	105,848	1.9
Instructor-led training revenues	2,274,735	31.7	102,584	1.9

Total net revenues	$7,177,344	100.0%	$5,459,631	100.0%

    Online tuition revenues increased 27.4% to $4,725,867 for the nine months ended September 30, 2001, compared to $3,709,852 for the same period in 2000. The Company believes that online tuition revenues will continue to increase in absolute dollars and continue to constitute the majority of the Company's total revenues as the Company adds new customers and as its existing customer base matures.

    Online development and other revenues decreased 33.2% to $422,679 for the nine months ended September 30, 2001, compared to $633,034 for the same period in 2000. The decrease was primarily due to a decline in the number of courses developed for one of the Company's customers.

    Product sales revenues decreased 87.5% to $42,040 for the nine months ended September 30, 2001, compared to $337,027 for the same period in 2000. The decrease was primarily due to the continued transition of customers from the Company's CD-Rom based Teletutor telecommunications courseware to the online versions of the same courseware.

    Both virtual campus software revenues and other service revenues decreased due to the change in business focus of the Company. The Company anticipates that these revenues will continue to represent only a small portion of Company revenues in the future

    Instructor-led training revenues decreased 95.5% to $102,584 for the nine months ended September 30, 2001, compared to $2,274,735 for the same period in 2000. The decrease was due primarily to the closing of the two remaining instructor-led training facilities located in Rockville, MD, and Washington, DC in December 2000 as a result of management reorganization plans. VCampus no longer operates any classroom-based training business.

    The following table sets forth selected financial data:

	For the Nine Months Ended September 30,
	2000		2001
Revenues	$7,177,344	100.0%	$5,459,631	100.0%
Cost of revenues	2,613,671	36.4	901,496	16.5
Sales and marketing	4,644,471	64.7	3,728,946	68.3
Product development	2,618,557	36.5	1,880,531	34.4
General and administrative	2,171,487	30.3	1,577,548	28.9
Depreciation and amortization	2,230,603	31.1	1,560,797	28.6
Stock-based compensation	184,175	2.6	440,898	8.1
Compensation expense in connection with the acquisition of HTR	654,294	9.1	—	—

Loss from operations	(7,939,914)	(110.7)	(4,630,585)	(84.8)
Interest income	147,779	2.1	30,123	0.5

Net loss	(7,792,135)	(108.6)	(4,600,462)	(84.3)
Accrued dividends to preferred stockholders	(1,012,391)	(14.1)	(327,334)	(6.0)

Net loss to common stockholders	$(8,804,526)	(122.7)%	$(4,927,796)	(90.3)%

Cost of Revenues

    Cost of revenues decreased 65.5% to $901,496 for the nine months ended September 30, 2001 as compared to $2,613,671 for the same period in 2000. The decrease was due primarily to the closing of the two remaining low margin instructor-led training facilities at the end of the fourth quarter of 2000, and the increase in higher margin online revenues as a percentage of total revenues.

Operating Expenses

    Sales and Marketing.  Sales and marketing expenses decreased 19.7% to $3,728,946 for the nine months ended September 30, 2001 as compared to $4,644,471 for the same period in 2000. The decrease was primarily due to cost control measures implemented in the fourth quarter of 2000 as a result of management reorganization plans.

    Product Development and Operations.  Product development and operations expenses decreased 28.2% to $1,880,531 for the nine months ended September 30, 2001 compared to $2,618,557 for the same period in 2000. The decrease was primarily due to cost control measures implemented in the fourth quarter of 2000 as a result of management reorganization plans.

    General and Administrative.  General and administrative expenses decreased 27.4% to $1,577,548 for the nine months ended September 30, 2001 as compared to $2,171,487 for the same period in 2000. The decrease was due primarily to the payment of incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000.

    Depreciation and Amortization.  Depreciation and amortization expense decreased 30.0% to $1,560,797 for the nine months ended September 30, 2001 as compared to $2,230,603 for the same period in 2000. The decrease was due primarily to the write-off of goodwill related to HTR in December 2000.

    Compensation Expense in Connection with the Acquisition of HTR.  Compensation expense in connection with the acquisition of HTR consisted of $654,294 paid to former HTR executives in the first quarter of 2000 pursuant to their employment agreements.

    Stock-based compensation.  Stock-based compensation expense includes the final vesting of warrants issued to Qwest Communications (approximately $166,000) related to their equity investment in VCampus in the second quarter of 2000 and compensatory stock options and stock warrants issued in conjunction with the issuance and extinguishments of debt by two VCampus directors, both based on the Black-Scholes valuation method. The fair value of the warrants was determined at $212,750 and has been included in stock-based compensation in the consolidated statements of operations.

    Interest Income.  Interest income for both periods was primarily derived from interest earned on divestiture-related notes receivable and cash raised in the Company's private placements.

Liquidity and Capital Resources

    As of September 30, 2001, the Company had $592,566 in cash and cash equivalents. Cash utilized in operating activities was $3,383,280 for the nine months ended September 30, 2001, funded primarily by the $1,150,000 invested by two of the Company's directors in the first quarter of 2001 and the gross proceeds of approximately $3.2 million from the May and June 2001 private placement. Net cash used in operating activities for the same period in 2000 was $8,001,202. The decrease in cash utilized in operating activities is primarily due to the overall decline in the Company's net loss for the nine months ended September 30, 2001. Management believes that this reduction in net loss is significantly tied to the decision to focus the Company on its online learning business and to exit lower-margin businesses. Additionally, the Company incurred payments to former HTR executives in the first quarter of 2000 pursuant to their employment agreements and incentive compensation amounts to employees for achieving performance milestones in the first quarter of 2000 which were not incurred in 2001.

    Net cash utilized in investing activities was $369,389 for the nine months ended September 30, 2001 and $1,299,151 for the nine months ended September 30, 2000. The use of cash for investing activities was primarily attributable to purchases of equipment and software development costs that were capitalized.

    Net cash provided by financing activities was $4,102,031 for the nine months ended September 30, 2001 and $10,403,862 for the nine months ended September 30, 2000. Under the terms of the Company's equity line agreement with H&QGF, the Company drew down $213,150 during January and February 2001 and issued to H&QGF 187,500 shares of Series E Preferred Stock at an average price of $1.14 per share. In February 2001, the Company secured $1,150,000 of debt financing through the issuance of short-term notes bearing interest at 10% to Barry Fingerhut, a director and shareholder of the Company, and John Sears, a director of the Company. These notes were cancelled in March 2001 in exchange for an aggregate of 1,183,782 shares of common stock at a purchase price of $0.978 per share and warrants to purchase an aggregate of 287,500 shares of common stock at an exercise price of $1.076 per share. In May and June 2001, the Company issued 3,038,919 shares of common stock at a purchase price of $1.06 per share to accredited investors. Under the terms of this financing, the Company also issued five-year, fully vested warrants to purchase 759,729 and 178,750 shares of common stock at $1.79 per share (the five-day average closing price of its common stock) to the same accredited investors and a placement agent, respectively.

    The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures. The Company recognizes that it will need to raise additional funding to meet its working capital requirements and fund anticipated ongoing operating losses.

    Although the Company expects to achieve EBITDA breakeven in mid-2002, the Company has recently signed a term sheet with a placement agent to raise a minimum of $5 million to fund anticipated operating losses until that time and to support its efforts to grow online revenues in 2002 (see item 5 disclosure in part II of this report on Form 10Q). If the Company does not achieve substantial positive cash flow from operations during 2002, it will need to continue to raise additional funds over and above the contemplated private placement funds. Additional financing, both short-term and long-term, might not be available on terms acceptable to the Company or at all.

    If the Company does not address its funding needs, it may be materially adversely affected. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, customer spending on technology in general and e-learning solutions in particular in response to weaker economic conditions, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects.

PART II—OTHER INFORMATION

Item 2. Changes in Securities

  (a)
  No modifications.

  (b)
  No limitations or qualifications.

  (c)
  From July 1, 2001 to September 30, 2001, the Company has issued the following unregistered securities:

    1 In August 2001, the Company issued 100,000 shares of its common stock at $1.52 per share to a service provider.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable

Item 5. Other Information.

    On November 13, 2001, the Company issued the following press release

VCAMPUS PLANS PRIVATE PLACEMENT

VCampus Corporation (NASDAQ: VCMP) announced today that it has signed a term sheet with a placement agent to raise $5—$10 million through a private placement of its equity securities consisting of common stock and warrants. The term sheet contemplates an issuance of common stock at a discount to the current market price based on an assumed pre-investment valuation of VCampus of $10 million. VCampus plans to close the financing, which requires prior shareholder approval, within the next 60-90 days. Pursuant to the term sheet, prior to closing the Company expects to receive up to $2 million in bridge financing from the lead investor through the issuance of a secured convertible promissory note, which will convert into a portion of the $5-10 million equity investment upon closing. The closing of the bridge financing and the private placement is conditioned upon satisfactory completion of due diligence, negotiation of definitive documentation, and other customary closing conditions, and the closing of the private placement is also conditioned upon receipt of shareholder approval and conversion of the company's preferred stock into 10.5 million shares of common stock and warrants for the purchase of 7.5 million shares. The new investors will be entitled to appoint two members to the VCampus Board of Directors. VCampus plans to use the proceeds from this private placement, if any, for working capital purposes. None of the securities to be issued in the private placement will have toxic convertible features.

The securities to be offered in this financing have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

This press release contains forward-looking statements within the meaning of the federal Private Securities Litigation Reform Act of 1995. Statements contained herein that are not statements of historical fact are forward-looking. Without limiting the foregoing, references to future growth or expansion are forward-looking, and words such as "anticipates," "believes," "could," "estimate," "expect," "intend," "may," "might," "should," "will," and "would" and other forms of these words or similar words are intended to identify forward-looking information. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. There might be events in the future that we are not able to predict accurately or control, and any forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially. These risks and uncertainties include: (1) our history of losses and our need to raise additional capital; (2) the ability to recruit and retain qualified technical and other personnel in a highly competitive market; (3) market acceptance of our new and future products; (4) growing competition; and (5) our ability to maintain and manage our growth. For additional information regarding risk factors that could affect our future results, please refer to the discussions of "Risk Factors" in our Form 10-K for the year ended December 31, 2000, filed with the SEC on April 2, 2001, and our Form S-3 Registration Statement filed on May 2, 2001, and other SEC filings.

Item 6. Exhibits

  (a)
  Exhibits

    None

  (b)
  No current Reports in Form 8-K were filed during the three months ended September 30, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

VCAMPUS CORPORATION
By:	/s/ DANIEL J. NEAL Daniel J. Neal Chief Executive Officer
By:	/s/ DEBORAH A. COLELLA Deborah A. Colella Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2001

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
VCAMPUS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
VCAMPUS CORPORATION CONSOLIDATED BALANCE SHEETS
VCAMPUS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
VCAMPUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  Item 2. Changes in Securities
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 5. Other Information.
VCAMPUS PLANS PRIVATE PLACEMENT
  Item 6. Exhibits
SIGNATURES