Form 10-K
period 2001-12-31
VCAMPUS CORP
filed 2002-04-01
CIK 943742

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-21421

VCAMPUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1290319 (I.R.S. Employer Identification No.)
1850 Centennial Park Drive Suite 200 Reston, Virginia (Address of principal executive offices)	20191 (Zip Code)

Registrant's telephone number, including area code: 703-893-7800

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($0.01 par value per share)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on March 26, 2002, on the NASDAQ SmallCap Market System was approximately $4,018,229 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

        As of March 26, 2002, the registrant had outstanding 14,699,250 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

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

PART I

Item 1. Business.

        VCampus Corporation is a leading e-learning Application Services Provider, or ASP, that manages and hosts turnkey, Internet-based learning environments for corporations, government agencies, institutions of higher education, and associations. The Company has developed proprietary software for the creation and hosting of a virtual campus, or "vcampus," that enables its clients to offer Internet-based training to their clients, sales channel partners, employees and students. The Company's services cover programs from beginning to end, from enrollment and payment to course development and delivery, as well as tracking of students' progress and reporting of results.

        The VCampus® e-Learning platform enables the Company's clients to develop and execute learning strategies designed to make:

  •
  employees and sales channels more productive;

  •
  clients more satisfied and loyal; and

  •
  supply chains more efficient.

        The Company believes that its ASP approach to Web-based hosting of e-Learning software provides significant business advantages. The Company charges clients a relatively low fee to establish a customized VCampus, and the Company then charges on either a subscription or usage basis for the service. The Company believes this model creates a consistent revenue stream, as well as a "backlog" of revenue for the Company. The Company believes that these factors, particularly when combined with the relatively high switching costs clients incur to change e-Learning service providers, provide a solid revenue base for the Company. The Company believes the advantages of the ASP model to clients, particularly in the Company's target markets, are significant. VCampus offers:

  •
  a rapid, non-time-consuming implementation;

  •
  low up-front costs and a predictable recurring expense for the service;

  •
  access to world-class e-Learning and infrastructure talent;

  •
  anywhere, anytime learning, including over 5,000 off-the-shelf courses;

  •
  consistent delivery of high-quality courseware;

  •
  delivery of content from virtually any source; and

  •
  communities of learning created through the broad client base.

        VCampus believes that it holds several key advantages in the e-Learning marketplace:

        Large and growing client list.    VCampus has a diverse and growing list of over 60 clients, including client relationships that have extended for as many as five years, along with a number of new clients. VCampus's client base is noteworthy for incorporating a wide range of sectors, including corporations, government agencies, institutes of higher education, professional associations and retail-oriented training sites.

        Service of multiple market segments.    Because VCampus serves clients from a variety of market sectors—including corporations, associations, government agencies, and institutes of higher education, the Company is able to provide its clients with a unique ability to participate in communities of learning. The VCampus platform design enables VCampus clients to share content with one another, thereby creating cross-sale opportunities from client to client. Several VCampus clients successfully sell their content to other VCampus clients simply by offering their content on our advanced platform.

        Established presence serving the government sector.    VCampus has established solid relationships with several government agencies, including the US General Services Administration and the Social Security Administration. In 2001, VCampus was awarded the contract for the US General Services Administration's online university, with a 3-year potential revenue value of $4 million. The Company announced during 2001 that the VCampus e-learning platform complies with Section 508 of the Federal Rehabilitation Act and the globally recognized W3C Guidelines for Web Accessibility. Compliance enables VCampus' government clients to meet Federal mandates and also helps the Company's corporate and higher education clients achieve their goals to provide e-learning to all of their users regardless of disabilities. The government sector diversifies the industries that the Company serves and represents a revenue source that is relatively recession resistant.

        Open technology.    The VCampus technology affords clients a number of advantages in terms of its ability to rapidly and cost-effectively implement a complete and secure e-learning and training environment. A vcampus is a completely outsourced, remotely hosted and scalable distance education and training delivery solution. The Company's content-neutral, open architecture platform allows for access to a wide range of aggregated content, the ability to quickly add new functionality and leverage new technology and to support a vast number of users.

        Broad service offering.    VCampus offers clients an end-to-end online learning solution. The company has greatly increased its focus on blended learning services, marketed under PowerBlend™. Through the VCampus platform, clients can access and offer self-paced courses, asynchronous, instructor-guided courses, and synchronous, instructor-led courses. Additionally, we have designed and jointly offer with George Mason University an online course in blended learning, "Online Instruction: Migrating Traditional Training to Online."

        Expansive library of content aggregated from leading sources.    Using VCampus's course development technology, known as its Course Construction Set, a client's own training materials may be combined with the Company's off-the-shelf, third-party content library consisting of thousands of courses, on subjects including management skills, information technology, telecommunications and personal development, to design a comprehensive training curriculum. The Company's existing content library, marketed as ContentMatters, includes over 5,000 online courses from approximately 25 leading providers, including SmartForce, NETg, American Media, Dearborn Financial Publishing, NIIT and Crisp Learning. The Company also has agreements to distribute some courseware that has been developed by its clients, such as the New York Institute of Finance, to other VCampus clients. VCampus' wholly-owned library of telecommunications and desktop publishing courses are marketed under the Teletutor and VCampus brand names.

        Extensive experience.    To date, the Company has delivered over 2.25 million courses with over 630,000 enrollments. The Company delivers an average of over 3,000 courses daily. The Company has operated in the e-Learning space for more than seven years. VCampus maintains solid, long-term relationships with established clients and benefits from a highly experienced and knowledgeable management team.

        Flexibility.    The Company's technology and implementation process is flexible to respond to diverse client needs. The Company offers rapid implementation on a content-neutral platform that allows access to both off-the-shelf and proprietary courseware. The Company offers customization of its products and services on a per-client basis, as well as rapid incorporation of new technologies. The Company's technology and services are designed to be scaleable on demand to meet client needs. The Company's platform is designed to provide clients with carrier-grade scalability.

        Complete Solution.    VCampus offers a completely hosted solution, accessible by virtually any web browser. The VCampus solution includes a leading edge Learning Management System, Courseware Construction Set™ and Courseware Delivery Engine. The technology and service has been proven and tested through successful implementations at client sites including Graybar Electric, University of Texas System and the U.S. General Services Administration, where thousands of students have experienced VCampus-based e-Learning for up to five years.

Industry Background

        Corporate training is a rapidly growing segment of the training and education market. As the United States and other developed countries continue to shift from a focus on manufacturing to economies focused on information and knowledge, employers seeking to compete successfully in the marketplace find it necessary to invest more in the training and education of their employees. Accordingly, the corporate training industry, which encompasses traditional classroom training, seminars, custom and off-the-shelf training materials as well as e-learning, has grown to over $54 billion according to a December 2000 Heller Report in Training Magazine. According to a report published by IDC, the e-learning market is expected to grow from approximately $1 billion in 2000 to over $23 billion by 2004.

        Historically, corporations, training organizations and post-secondary education institutions provided education through traditional classroom training. Companies choosing to provide this type of training in-house devote managerial and financial resources towards training facilities, instructors, materials and curriculum management. Companies often choose to use third parties to provide training services to avoid some of the management and facility issues but still pay tuition and material fees. Both in-house and outsourced traditional classroom approaches result in lost productivity and travel-related costs while the employees attend and travel to and from the training.

        Web-based delivery offers the ability to rapidly and cost-effectively update course materials and can provide students with "anywhere, any time" learning. Online delivery technology significantly reduces training costs, including those associated with students' time away from work, and permits resources to be applied directly to the educational process. E-Learning supports globalization of the workforce. E-learning solutions enhance relationships with clients, suppliers and distribution channels.

Company Strategy

        The Company's objective is to be the leading e-Learning application services provider, or ASP, for the corporate training, higher education, and government training and education markets. The Company's strategies to achieve this objective include continuing to: expand its client base, deliver high-demand courseware, expand service offerings, provide superior client service, develop new and upgrade existing technologies, and develop brand recognition for its products and services. The Company's strategy also includes enhancing the "stickiness" of its clients by converting more and more of each client's proprietary content to online distribution through the VCampus platform. The intended result is increased penetration into the enterprise and enhanced client loyalty.

Expand Client Base

        The Company is intensely focused on expanding its client base. The Company uses its direct sales force as well as its sales agents and telemarketing team to form relationships with potential new clients as well as to expand relationships with existing clients. VCampus signed a total of 28 new online clients in 2001, including the contract with the U.S. General Services Administration, the largest contract in terms of potential revenue ever signed by the company for e-Learning services.

        VCampus' primary target markets include government agencies, healthcare, and financial services industries, as well as institutions of higher education, all of which the Company believes have relatively large training and education budgets, significant training needs and receptiveness to new technology. VCampus focuses on the "middle market" -companies with annual sales of between $100 million and $1 billion—as well as divisions of Global 2000 companies. Although VCampus serves clients outside of this range, the Company believes that this market is the most attracted to VCampus's ASP business model. These middle market clients have relatively small information technology staffs, are relatively cash constrained, and benefit from VCampus' ability to get them up and running quickly with relatively low up-front costs.

        VCampus has been successful in its strategy to expand relationships with new and existing clients by expanding its focus beyond traditional educational training into solving diverse business problems with an e-Learning solution. For example, VCampus has helped clients, such as Graybar, train sales and distribution channel partners and clients on how to sell and use their products. The Company believes significant opportunities exist for it to expand its business with existing clients as well as to attract new clients with this approach to solving diverse business problems quickly and easily.

Deliver a Broad Offering of High-Demand Courseware

        VCampus believes it is competitively differentiated by its content-neutral platform. The Company acts as a "content aggregator" for its clients, offering an off-the-shelf library of content from leading providers including SmartForce, NETg, NIIT, Dearborn Financial Publishing, and many others. The Company intends to continue to expand its content library primarily through relationships with third-party content providers. The Company's existing courseware library includes more than 5,000 online courses (of which approximately 900 are available in multiple languages). When an organization's internal courses are combined with the VCampus off-the-shelf library, the combined delivery and tracking of courses creates a turnkey solution for entities requiring an enterprise-wide learning environment.

Expand Offerings

        VCampus, as a "complete" e-learning solution offered as an ongoing service, offers a number of value-added services to its clients. These services are an integral part of VCampus's complete solutions. VCampus plans to continue adding new service offerings to enhance each client's experience and to help fuel each client's utilization of e-Learning and other VCampus Services. During 2001, VCampus introduced a number of new services, including:

  •
  VCampus PowerBlend™ Services. VCampus offers customized services to support a client's move to blended learning environments. Through detailed analysis of the goals, audiences, organizational readiness, technological infrastructure and interactivity of training provided, VCampus helps clients identify training that should be performed online (including self-paced, asynchronous instructor guided and synchronous instructor led) or face-to-face.

  •
  Online Train the Trainer Workshops. VCampus introduced an online course to train participants in becoming successful Web-based instructors. The "VCampus Introduction to Online Training Workshop" is a 40-hour workshop created to provide the practical experience necessary to successfully apply online communications techniques to education and training. Subsequent to its introduction, VCampus executed an agreement whereby George Mason University of Fairfax, Virginia licensed the course to offer through its Continuing Education Curriculum, offering continuing education credits.

  •
  Synchronous Learning Technology Services. During 2001, VCampus formed a relationship with WebEx Communications, Inc. to integrate WebEx's leading synchronous online meeting technology with the VCampus platform. This integration enables VCampus to offer VMeeting™: a service for VCampus clients enabling the creation, scheduling, management and execution of real-time, live online meetings through their vcampus.

  •
  VContent™ Certified Developers Program. This program expands VCampus' ability to provide courseware development services to clients. Through the program, VCampus clients are able to choose from a range of content development companies that are certified on the VCampus platform, enabling clients to deliver dynamic, high-quality online courses rapidly. The VContent™ program ensures that VCampus clients receive world-class instructional design and online development capabilities that meet their unique and specific needs. While VCampus also provides courseware development services internally, the program means clients gain a broader base of instructional design and development talent when implementing their e-Learning solutions.

  •
  VCampus Gateway. During 2001, VCampus introduced the VCampus Gateway product, which enables users to be automatically authenticated using LDAP technology.

  •
  Other partner services. Through relationships with other leading providers, VCampus provides its clients with a rich array of services to augment the core e-learning services. For instance, VCampus is collaborating with SMARTHINKING to provide online tutoring and Englishtown to provide online teaching of English.

Provide superior client service

        VCampus' core client service principle is to deliver to its clients uniquely superior service through creative, committed and well-trained employees who work as a team. The company utilizes TeamCareSM, a service methodology grounded upon developing relationships between key players from both VCampus and each client. The partnership includes an executive member, a project manager, an account manager and the customer care center. Each member of the team has a defined series of roles and responsibilities for monitoring and supporting the health and growth of the client relationship. Furthermore, the team is responsible for continuous review of the client's content needs (both self-paced and instructor-led), introduction of existing and new VCampus services, recommendation of suitable additional content, identification of the potential need for custom courseware development and the recommendation of platform configurations for client-specific business processes.

Develop and Upgrade Proprietary Technology

        The Company intends to maintain its position as a leader in online courseware delivery technology by continuing to develop and enhance the features and functionality of its proprietary technology. VCampus's system is designed to accommodate users on both low and high bandwidth connections, enabling the Company to serve a wide range of end users without requiring a large investment on their part. Additionally, the VCampus system is a completely outsourced system; no downloading is necessary.

        During 2001, VCampus announced several significant upgrades to its e-Learning technology:

  •
  AICC Compliance. The VCampus Learning Management System is now compliant with AICC, the leading set of standards for interoperability of Learning Management Systems and courseware. This upgrade enables VCampus to quickly integrate any AICC compliant courseware with full tracking capabilities.

  •
  Section 508 Compliance. The Company announced that the VCampus e-learning platform complies with Section 508 of the Federal Rehabilitation Act and the globally recognized W3C Guidelines for Web Accessibility. Compliance enables VCampus' government clients to meet Federal mandates and also helps the Company's corporate and higher education clients achieve their goals to provide e-learning to all of their users regardless of disabilities.

        VCampus expects to release major upgrades of its technology during 2002 as well. The Company believes these upgrades will lower the cost of course delivery, increase the scalability and reliability of the system as well as improve the ease of use for both learners and content courseware authors. VCampus also anticipates introducing technology in an effort to enable its platform to be easily integrated with other web applications real-time via the Internet.

Develop Enhanced Brand Recognition for Products and Services

        The Company plans to build and maintain brand recognition through the following marketing and public relations activities: press releases, editorials, media tours, analyst tours, media events, live seminars, webinars and press events at trade shows and conferences. The Company also gains public exposure through trade publications and industry related media venues. In addition, the Company cross-markets through clients' VCampuses to promote its products and services and to attract students.

Products and Services

        The Company offers its online content primarily through its proprietary virtual campus product, or "vcampus." The vcampus is an online content delivery system and environment that facilitates the development, management and administration of training and education over the Internet and Intranets.

        The Company's technology allows clients to use a variety of content on an open architecture, remotely-hosted, Internet distribution platform displaying each client's graphical "look and feel." Management believes this open architecture makes VCampus's ASP technology more flexible than that of its competitors. A client can choose to use VCampus content, convert its existing courses to online or use third-party vendor content within the VCampus infrastructure.

VCampus®

        The Company's VCampus is a centrally-served delivery and tracking system accessible by virtually any Internet-ready PC. Generally, students enroll in the Company's courses online through a VCampus, but also have the option to enroll in person, by telephone or through the mail. Enrolled students can then access the courseware online, typically through a PC connected to the Internet or a corporate intranet or extranet. Once a student has completed the course, he or she will receive credit or certification, if appropriate. The VCampus technology is a proven system, having served approximately 2.5 million courses since introduction.

        The VCampus environment is customizable and designed for ease of administration and access to students, instructors and training administrators. In addition, by using any combination of courses from the Company's courseware library and the client's own internal training libraries, clients can offer a variety of distance learning options. The VCampus includes the following components:

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

VCampus Courseware Delivery Engine

        The Courseware Delivery Engine is a proven system for presenting the total e-learning experience. This product was designed and built to serve as an integrated, Web-based courseware construction and delivery tool. First delivered in August 1997, the product has been used to build and deliver the Company's courseware library of more than 5,000 online courses as of December 31, 2001 (including approximately 900 courses in multiple languages). The VCampus Courseware Delivery Engine provides a simple, easy-to-use environment for instructors and students that is capable of assessing, recommending, tracking and testing students as they complete a course. The product also enables courseware developers to easily construct, deliver and track a highly interactive and media-rich online course.

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

VCampus Curriculum/Group Manager

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

VCampus Batch/Mass Enrollment Tools

        This series of tools facilitates the enrollment of large groups into the VCampus and/or courses without student involvement. Companies with a large population of students can use this tool to import demographic data from legacy enterprise resource planning or human resources systems, thus streamlining the implementation process.

        To enable custom course development, VCampus offers clients its user-friendly, turn-key Courseware Construction Set. Additionally, VCampus provides custom content conversion services in-house and through certified VContent Partners.

Existing Courseware Library

        The Company currently offers approximately 7,100 courses real-time on its e-learning system and has the rights to offer an additional 2,600 which can be promptly added in response to client requests. The Company's courses are marketed under the name ContentMatters™. The Company's courseware strategy involves two separate but equally important components: (1) COTS, or commercial off-the-shelf, courses from a variety of leading third-party course vendors; and (2) custom courseware development for the proprietary training needs of the Company's clients.

COTS Library

        The Company currently offers approximately 2,400 COTS real-time on its e-learning system and has the rights to offer an additional 2,600 which can be promptly added in response to client requests. The current library was built from a combination of acquisitions, the Company's own development efforts and relationships with leading content providers such as SmartForce, NETg, NIIT, Infosource, Vital Learning, Crisp Publications Inc., Marcom, Aztec Software and American Media Inc. Although the Company does not provide accreditation or certification itself, a number of its current courses provide either accreditation or certification through its content providers. The Company intends to continue pursuing distribution agreements with major content developers and to extend its position as a content-neutral, yet content-centric e-learning service provider.

Custom Library

        The Company's existing custom courseware library includes approximately 4,700 online courses built by VCampus corporate, higher education and government clients for their own proprietary use. The Company believes these courses provide more long-term revenue potential than COTS courses, which may become commoditized over time. The Company believes the growth of this custom library is evidence of client satisfaction with the Company's authoring and delivery products.

Clients

        The Company's primary target market is the corporate training and education market. The Company focuses its sales and marketing efforts on "middle market" companies and is primarily targeting clients in government agencies, healthcare, and financial services industries, as well as institutions of higher education. In 2001, two clients, Park University and Graybar Electric, accounted for approximately 18.5% and 10.9% of the Company's revenues respectively. The Company currently anticipates that future revenues may be derived from sales to a limited number of clients. Accordingly, the cancellation or deferral of a small number of contracts could have a material adverse effect on the Company.

Sales and Marketing

        The Company's primary marketing goals are to create a strong brand identity as a leading training and educational courseware service provider for corporations, government agencies and academic institutions and to establish its core technology, the VCampus e-Learning platform, as the global standard for corporate training and education needs.

        In addition to direct sales efforts, the Company markets its products and services through a variety of means, including the Web, public relations, trade shows, direct mail, trade publications, clients, resellers and strategic partners. The Company cross-markets through clients' VCampuses to promote its products and services and to attract students. The Company believes that forming strategic marketing alliances with parties who will sell, promote and market the Company's products and services will be important for rapid market penetration.

Competition

        The market for online educational and training products and services is highly competitive and will likely intensify. Although VCampus believes it was the first company to offer Web-based, interactive, on-demand content, there are no substantial barriers to entry in the online education and training market. Competition in the developing market for online training and education is based upon various factors, including quality, breadth and depth of content, marketing and third party relationships, quality, flexibility and reliability of delivery system and to a lesser degree, pricing.

        A number of companies, including SmartForce, SkillSoft, Click21earn, DigitalThink, Inc., Centra Software, Inc. and Docent compete in this market, as well as many others. In addition to traditional classroom and distance learning providers, other institutions such as Apollo Group, Inc. (through University of Phoenix) offer their own accredited courses online or in an e-mail-based format. They, and many other education providers, use some of the Company's methods, including e-mail, bulletin boards, and electronic conferencing, as well as other delivery methods such as satellite communications and audio and video tapes.

        With such rapid growth in the e-learning industry, it is important to understand the trends and movements within the industry. Management believes that it is becoming increasingly apparent that e-learning providers must not only remain technologically advanced but also, more importantly, offer "complete" solutions. This "complete solution" approach represents access to a large library of high quality, off-the-shelf courses; the ability to produce customizable courses quickly and effectively; and value-added features that allow flexibility and scalability, thereby maintaining the learner as the number one proponent to be considered. Additionally, successful e-learning solutions must be affordable, convenient and easy to use and administer.

        Although there is a broad range of approaches to the e-learning marketplace, most can be generally categorized as follows, though several companies are active in more than one segment:

          ASP Hosted Services: Provide consolidated access to learning and training from multiple sources by aggregating, hosting and distributing content.

            Examples: VCampus, Docent, Saba, Click21earn, KnowledgePlanet.

          Technology, Software, Learning Management System (LMS): Provide specific software tools and infrastructure to companies that typically implement technology and applications behind a corporate firewall. Usually sold under a one-time, non-annuity license/maintenance model.

            Examples: Saba, Docent, WBT Systems, InterWise, Pathlore, and Placeware.

          Content: Create the e-learning courses used to train corporate employees. Content typically falls into one of the three generic categories: information technology, soft skills and customized content. Leading content providers often provide support services in conjunction with their content.

            Examples: SmartForce, DigitalThink, Cognitive Arts, ElementK, ExecuTrain, Learning Tree International, New Horizons, Prosoft Training, SkillSoft, and UNext.com.

          Professional Services and Consulting: Provide consulting, implementation and support services, contract content development and distribution.

            Examples: Most of the "Big 5" accounting/consulting firms, DigitalThink.

        Most of the Company's competitors have significantly greater financial, technical and marketing resources than the Company. The Company will require financing to compete effectively in this rapidly evolving market. In addition, any of these competitors may be able to respond more quickly than the Company to new or emerging technologies and to devote greater resources to the development, promotion and sale of their services. A number of the Company's current clients and partners have also established relationships with certain of the Company's competitors, and future clients and partners may establish similar relationships. In addition, the Company's partners could use information obtained from the Company to gain an additional competitive advantage over the Company. The Company's competitors may develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's products and services.

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

Trademarks and Proprietary Rights

        The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon federal statutory as well as common law copyright and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, clients, partners and others to protect its proprietary rights. The Company owns registered trademarks in the United States for Teletutor, The Chalkboard, VCampus, the VCampus

logo, VCampus.com, Take It Online, Point Page, and Courseware Construction Set. Additionally, the Company has applied for registration in the United States for certain of its other trademarks, including the E-Learning Solution Provider and ContentMatters. The Company intends to file applications to register the TeamCareSM mark.

Employees

        As of December 31, 2001, the Company had 53 employees, consisting of 19 full-time employees in general business operations, 17 full-time employees in sales and marketing, nine full-time employees in product development, and eight full-time employees in general and administrative. None of the Company's employees is represented by a union and there have been no work stoppages. The Company believes that its employee relations are good.

Risks and Uncertainties

        This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

        We have incurred losses and anticipate future losses.    We have incurred significant losses since our inception in 1984, including net losses of $8.5 million, $12.4 million and $5.9 million for the years ended December 31, 1999, 2000 and 2001. As of December 31, 2001, we had an accumulated deficit of $77.1 million, stockholder's equity of $2.8 million and a working capital deficit of $0.9 million. We expect losses from operations to continue until our online revenue stream matures. For these and other reasons, we cannot assure you that we will ever operate profitably.

        We may not be able to meet our business objective.    Our key objective is to be the leading provider of online courseware for the corporate training and education market. Pursuing this objective may significantly strain our administrative, operational and financial resources. We cannot assure you that we will have the operational, financial and other resources to the extent required to meet our online business objective.

        We may need to raise additional capital.    If we are not able to generate sufficient cash for ongoing operations, we will need to raise additional funds through public or private sale of our equity or debt securities or from other sources for the following purposes:

  •
  to build our core online business; and

  •
  to maintain compliance with Nasdaq listing requirements.

        We cannot assure you that additional funds will be available if and when we need them, or that if funds are available, they will be on terms favorable to us and our stockholders. If we are unable to obtain sufficient funds or if adequate funds are not available on terms acceptable to us, we may be unable to meet our business objectives. A lack of sufficient funds could also prevent us from taking advantage of important opportunities or being able to respond to competitive conditions. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

        Our need to raise additional funds could also directly and adversely affect your investment in our common stock in another way. When a company raises funds by issuing shares of stock, the percentage ownership of the existing stockholders of that company is reduced or diluted. If we raise funds in the future by issuing additional shares of stock, you may experience significant dilution in the value of your shares. Additionally, certain types of equity securities that we have issued in the past and may issue in the future do have and could have rights, preferences or privileges senior to your rights as a holder of our common stock.

        We face uncertainties and risks relating to our Nasdaq SmallCap Market listing.    Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has certain requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. In February 2002, Nasdaq notified us that we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. Consequently, if we cannot regain compliance with the $1.00 minimum bid price requirement for at least 10 consecutive trading days within 180 days from Nasdaq's notification of noncompliance, then Nasdaq can pursue delisting proceedings against us. On March 26, 2002, the closing bid price of our common stock was $0.42. In addition, if we continue to experience losses from our operations or if we are unable to raise additional funds if needed, we may not be able to maintain the minimum net tangible asset requirements for continued quotation on the Nasdaq SmallCap Market.

        Nasdaq has notified us that it believes that Nasdaq marketplace rules require us to get shareholder ratification for the sale of 316,509 shares of common stock at a price of $1.06 per share, plus warrants to purchase 79,127 shares of common stock at $1.79 per share, that we made to a total of four then directors and officers in May 2001. These shares were sold in connection with a larger financing in which we sold an aggregate of 3,038,919 shares of common stock at $1.06 per share and warrants to purchase an additional 759,729 shares of common stock at $1.79 per share. Because the sale of stock to directors and officers was deemed compensatory for being below market price of our common stock at the time, which was $1.79, Nasdaq is requiring us to get shareholder approval. The disinterested members of our Board unanimously approved this transaction in an effort to, among other things, improve our cash position and keep VCampus in compliance with Nasdaq net tangible assets requirements. We are asking our stockholders to ratify this sale of stock at our 2002 Annual Meeting. If we are unable to obtain such approval, Nasdaq could force us to "undo" the sales to the officers and directors, including repurchasing their securities at the original purchase price, or ultimately pursue delisting us from the Nasdaq SmallCap Market.

        The Nasdaq SmallCap Market and the Nasdaq Over-the-Counter Bulletin Board are significantly less active markets than the Nasdaq National Market. You could find it more difficult to dispose of your shares of our common stock than if our common stock were listed on the Nasdaq National Market.

        If our common stock were delisted from the Nasdaq SmallCap Market, it could be more difficult for us to obtain other sources of financing in the future. Moreover, if our common stock were delisted from the Nasdaq SmallCap Market, our stock could be subject to what are known as the "penny stock" rules. The "penny stock" rules place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock could decline. As a result, your ability to resell your shares of our common stock could be adversely affected.

        The large number of our shares eligible for future sale could have an adverse impact on the market price of our common stock.    A large number of shares of common stock already outstanding, or issuable upon exercise of options or warrants, is eligible for resale, which may adversely affect the market price of our common stock. As of December 31, 2001, we had 14,698,675 shares of common stock outstanding, an additional 4,957,269 shares were issuable upon conversion of outstanding preferred stock and another 9,609,945 shares upon exercise of outstanding warrants and options. Substantially all of the shares subject to outstanding warrants and options will, when issued upon exercise, be available for immediate resale in the public market pursuant to currently effective registration statements under the Securities Act of 1933, as amended, or pursuant to Rule 701 or Rule 144 promulgated thereunder. Some of the shares that are or will be eligible for future sale have been or will be issued at discounts to the market price of our common stock on the date of issuance. Resales or the prospect of resales of these shares may have an adverse effect on the market price of our common stock.

        We substantially depend on third-party relationships.    We rely on maintaining and developing relationships with academic institutions and businesses that provide content for our products and services and with companies that provide the Internet and related telecommunications services used to distribute our products and services to clients.

        We have relationships with a number of academic institutions and businesses that provide us with course content for our online products and services. Some of the agreements we have entered into with these content providers limit our use of their course content, some do not cover use of any future course content and most may be terminated by either party upon breach or bankruptcy. Given our plans to introduce additional online courses in the future, we will need to license new course content from existing and prospective content providers. However we might not be able to maintain and modify, if necessary, our existing agreements with content providers, or successfully negotiate agreements with prospective content providers. If the fees we pay to acquire content increase, our results of operations could be adversely affected. We might not be able to license course content at commercially reasonable rates or at all.

        We depend heavily on third-party providers of Internet and related telecommunications services. In order to reach clients, our products and services have to be compatible with the web browsers they typically use. Our clients have access to us through their arrangements with Internet service providers.

        For the academic institutions and businesses that provide content for our products and services, the companies that provide the Internet and related telecommunications services used to distribute our products and services to clients, and the web-site operators that provide links to our company web-sites, we cannot assure you that:

  •
  they regard their relationships with us as important to their own businesses and operations;

  •
  they will not reassess their commitment to our products or services at any time in the future;

  •
  they will not develop their own competitive products or services;

  •
  the products or services by which they provide access or links to our products or services will achieve market acceptance or commercial success; or

  •
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

        A number of our existing competitors, as well as a number of potential new competitors (including some of our strategic partners), have longer operating histories, greater name recognition, larger client bases, more diversified lines of products and services and significantly greater resources than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential clients. In competing against us, our strategic partners could use information obtained from us to gain an additional competitive advantage over us. Our current and potential competitors might develop products and services that are superior to ours or that achieve greater market acceptance than ours. We might not compete effectively and competitive pressures might have a material adverse effect on our business, financial condition and results of operations.

        We depend on key personnel.    Our future success depends on the continued contributions of our key senior management personnel, some of whom have worked together for only a short period of time. Daniel J. Neal, Chief Executive Officer, has an employment agreement and we maintain "key man" life insurance in the amount of $1 million on him. Neither the insurance nor the employment agreement will necessarily fully compensate us for, or preclude, the loss of services of this executive officer. The loss of services of any of our key management personnel, whether through resignation or other causes, or the inability to attract qualified personnel as needed, could have a material adverse effect on our financial condition and results of operation.

        We anticipate significant fluctuations in our quarterly results.    Our expense levels are based in part on our expectations as to future revenues. Quarterly sales and operating results generally depend on the online revenues and development and other revenues, which are difficult to forecast. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant revenue shortfall would have an immediate adverse impact on our business and financial condition.

        Our operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control. These factors include:

  •
  demand for online education;

  •
  the budgeting cycles of clients;

  •
  seasonality of revenues corresponding to academic calendars;

  •
  capital expenditures and other costs relating to the expansion of operations;

  •
  the introduction of new products or services by us or our competitors;

  •
  the mix of the products and services sold and the channels through which those products and services are sold;

  •
  pricing changes; and

  •
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

        We rely on significant clients.    A significant portion of our revenues is generated by a limited number of clients. We expect that we will continue to depend on large contracts with a limited number of significant clients through the near future. This situation can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts. Most of our clients have no obligation to purchase additional products or services from us. Consequently, if we fail to develop relationships with significant new clients, our business, financial condition and results of operations will be materially and adversely affected.

        We face the risk of system failures and capacity constraints.    A key element of our strategy is to generate a high volume of online traffic to our products and services. Accordingly, the performance of our products and services is critical to our reputation, our ability to attract clients and market acceptance of our products and services. Any system failure that causes interruptions in the availability or increases response time of our products and services would result in less usage of our products and services and, especially if sustained or repeated, would reduce the attractiveness of our products and services. An increase in the volume of use of our products and services could strain the capacity of the software or hardware we use or the capacity of our network infrastructure, which could lead to slower response time. We experienced capacity constraints in early 1999, and might again. Any failure to expand the capacity of our hardware or network infrastructure on a timely basis or on commercially reasonably terms would have a material adverse effect on our business. We also depend on web browsers and Internet service providers for access to their products and services, and users may experience difficulties due to system failures unrelated to our systems, products and services.

        We face security risks.    We include in our products certain security protocols that operate in conjunction with encryption and authentication technology. Despite these technologies, our products may be vulnerable to break-ins and similar disruptive problems caused by online users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and the computer systems of end-users, which may result in significant liability for us and may also deter potential clients. For example, computer "hackers" could remove or alter portions of our online courseware. Persistent security problems continue to plague the Internet, the Web and other public and private data networks. Alleviating problems caused by third parties may require us to make significant expenditures of capital and other resources and may cause interruptions, delays or cessation of service to our clients and to us. Moreover, our security and privacy concerns and those of existing and potential clients, as well as concerns related to computer viruses, may inhibit the growth of the online marketplace generally, and our client base and revenues in particular. We attempt to limit our liability to clients, including liability arising from a failure of the security features contained in our products, through contractual provisions limiting warranties and disallowing damages in excess of the price paid for the products and services purchased. However, these limitations might not be enforceable. We currently do not have product liability insurance to protect against these risks and insurance might not be available to us on commercially reasonable terms or at all.

        We face an undeveloped and rapidly changing market for our products and services.    The market for our products and services is rapidly evolving in response to recent developments relating to online technology. The market is characterized by evolving industry standards and client demands and an increasing number of market entrants who have introduced or developed online products and services. It is difficult to predict the size and growth rate, if any, of this market. As is typical in the case of a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Moreover, critical issues concerning the commercial use of online networks (including reliability, cost, ease of use and access, quality of service and market acceptance) remain unresolved and may impact potential future growth. Although costs have been decreasing while ease of use, market acceptance and access have been increasing, we cannot assure that these trends will continue. Our future success will depend in significant part on our ability to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of the marketplace and competitive product offerings, and we cannot assure that we will be successful in developing, integrating or marketing such products or services. In addition, our new product releases may contain undetected errors that require significant design modifications, resulting in a loss of client confidence and adversely affecting our business.

        There are risks relating to our intellectual property rights.    We regard our copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and we rely upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, clients, partners and others to protect our proprietary rights.

        We have had certain trademark applications denied and may have more denied in the future. We will continue to evaluate the need for registration of additional marks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology. Any such litigation may be time-consuming and costly, cause product release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon us. These royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Our means of protecting our proprietary rights might not be adequate and our competitors might independently develop similar technology, duplicate our products or services or design around patents or other intellectual property rights we have. In addition, distributing our products through online networks makes our software more susceptible than other software to unauthorized copying and use. For example, online delivery of our courseware makes it difficult to ensure that others comply with contractual restrictions, if any, as to the parties who may access such courseware. We allow users to download electronically certain of our courseware content, which could adversely affect our ability to collect payment from users that obtain copies from our existing or past clients. If, as a result of changing legal interpretations of liability for unauthorized use of our software or otherwise, users were to become less sensitive to avoiding copyright infringement, we could be materially adversely affected.

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

        We could issue preferred stock and take other actions that might discourage third parties from acquiring us.     Our board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. We currently have outstanding four classes of preferred stock. The rights of the holders of the common stock are subject to the rights of the holders of our outstanding preferred stock, and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuing preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, the preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, issuing preferred stock could have a material adverse effect on the market value of our common stock.

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

        We might not be able to use net operating loss carryforwards.    As of December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $53 million, which will expire at various dates through 2022. Our ability to use these net operating loss and credit carryforwards to offset future tax obligations, if any, may be limited by changes in ownership. Any limitation on the use of net operating loss carryforwards, to the extent it increases the amount of federal income tax that we must actually pay, may have an adverse impact on our financial condition.

        We do not presently anticipate paying cash dividends on our common stock.    We intend to retain all earnings for the foreseeable future for funding our business operations. In addition, our outstanding preferred stock contains restrictions on our ability to declare and pay dividends on our common stock. Consequently, we do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Item 2. Properties.

        A current summary showing the operating properties of the Company, all of which are leased, is shown below:

Location	Principal Use	Area (Square Feet)	Lease Expiration Date	Monthly Rent
Reston, VA	Executive offices and principal administration, technical marketing and sales operations	16,701	February 2010	$39,063	(1)
Rockville, MD (2)	HTR executive offices	6,222	January 2006	13,043
Washington, DC (2)	HTR Branch office	2,253	July 2002	5,762

(1)
Subject to 3% annual increases

(2)
As part of the Company's transition to focus exclusively on its online businesses, the Company is negotiating to terminate these leases. The Washington DC property has been subleased.

        The Company believes that its existing office space is sufficient to accommodate its current needs and that suitable additional space will be available on commercially reasonable terms to accommodate any expansion needs in 2002 should the need arise.

Item 3. Legal Proceedings.

        In 2000, Techsearch L.L.C. (Techsearch) filed a claim against a number of defendants, including the Company, alleging that the Company's method that allows customers to take online courses infringes Techsearch's patented method. Techsearch is seeking unspecified damages and an injunction prohibiting further alleged infringement. This matter is scheduled to go to trial in early 2003. The Company believes this claim is without merit and intends to defend itself vigorously. The Company cannot estimate at this time the amount of the liability to be incurred, if any. Accordingly no amounts have accrued in the financial statements. The Company does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations.

        On March 27, 2002, the Company was contacted by a former employee (separated September 1998) claiming rights to a bonus of approximately $56,000 and seeking damages of approximately $360,000 for the Company's alleged failure to allow him to exercise stock options. The Company has not yet had an opportunity to fully evaluate these claims, but the Company has rejected this former employee's claims in the past for lacking merit and plans to defend itself against these claims vigorously. The Company cannot estimate at this time the amount of the liability to be incurred, if any. Accordingly no amounts have accrued in the financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

Executive Officers

        As of March 25, 2002, the executive officers of the Company were as follows:

Name	Age	Positions
Daniel J. Neal	43	Chief Executive Officer
Deborah A. Colella	34	Vice President, Corporate Development and Chief Financial Officer and Secretary
Vini N. Handler *	48	Chief Information Officer
Randy J. Saari *	49	Senior Vice President—Worldwide Sales

        * Resigned effective March 31, 2002

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

        Deborah A. Colella joined the Company in March 2001 as Vice President of Corporate Development, and has been serving as Chief Financial Officer since October 2001. Prior to joining VCampus, Ms. Colella spent 11 years building Kaiser Associates, a leading provider of management advice for companies striving for sustained, profitable growth. Additionally, Ms. Colella served as Vice

President of Business Development for Kignet, a web hosting company where she was responsible for all business planning, mergers and acquisitions. Ms. Colella holds an M.B.A., with the highest distinction, and Palmer Scholar designation, from the Wharton School of the University of Pennsylvania and a B.S., summa cum laude, in Management Science and Statistics and Economics from the University of Maryland, where she graduated as valedictorian.

        Vini N. Handler joined VCampus in December 2000 as Chief Information Officer. Ms. Handler brings both domestic and international expertise in technology operations, IP/Data services strategies, product development and ASP solutions. She is responsible for all aspects of VCampus' application services and support. Ms. Handler's executive experience in the Internet/IP and data industry includes management roles with Loral CyberStar, Cable & Wireless, Global One, and Sprint & GTE Telenet. Ms. Handler holds a bachelor's degree in electrical engineering from the Indian Institute of Technology in Kanpur, India, and an M.B.A. in Operations Research from American University.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a)
Price Range of Common Stock

        Our common stock is currently listed on the Nasdaq SmallCap Market under the symbol "VCMP." For each full fiscal quarter since the beginning of 2000, the high and low bid quotations for our common stock, as reported by Nasdaq, were as follows:

	High	Low
2000
First quarter	$19.00	$3.38
Second quarter	$11.00	$4.25
Third quarter	$10.38	$2.88
Fourth quarter	$4.44	$0.38
2001
First quarter	$2.75	$0.53
Second quarter	$2.25	$0.63
Third quarter	$1.70	$0.50
Fourth quarter	$0.85	$0.21

        The foregoing bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

        Since the Company's IPO in late 1996, the public market for the Company's Common Stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. There can be no assurance that there will be an active public market for the Company's Common Stock in the future. The market price of the Common Stock could be subject to significant fluctuations in response to future announcements concerning the Company or its partners or competitors, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in analysts' earning estimates, general conditions in the online distribution market, developments in the financial markets and other factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for technology companies and which have often been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of the Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        From October 1, 2001 to December 31, 2001, the Company issued the following unregistered securities:

        (1)  394,340 shares of common stock, valued at $0.36 per share, were issued as a dividend to the holders of the Company's Series D Preferred Stock on December 31, 2001.

        (2)  2,642,836 shares of Series F Preferred Stock were issued to four accredited investors, at $0.35 per share, on December 28, 2001. Subject to Nasdaq shareholder approval requirements, the Series F Preferred Stock converts on a one-for-one basis into common stock at any time at the election of the holder. Five-year fully vested warrants to purchase 1,982,187 shares of common stock with an exercise price of $0.40 per share and $925,000 in principal amount of convertible promissory notes convertible into a total of 2,642,857 shares of common stock at $0.35 per share were issued to the same four investors on December 28, 2001.

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

(b)
Approximate Number of Equity Security Holders

        As of March 15, 2002, the number of record holders of the Company's Common Stock was 127 and the Company believes that the number of beneficial owners was approximately 1,500.

(c)
Dividends

        The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and on such other factors as our Board of Directors, in its discretion, may consider relevant.

Item 6. Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001 are derived from, and are referenced to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 are derived from financial statements not included in this Annual Report on Form 10-K.

	1997	1998	1999	2000	2001
Statement of Operations Data:
Net revenues:
Online tuition revenues	$1,662	$1,549	$3,835	$5,065	$5,945
Virtual campus software revenues	2,718	112	216	115	72
Online development and other revenues	1,631	926	977	1,022	687
Product sales revenues	2,330	3,348	1,222	414	45
Other service revenues	718	2,445	305	175	122
Instructor-led training revenues	1,086	6,303	4,992	2,665	102

Total net revenues	10,145	14,683	11,547	9,456	6,973
Costs and expenses:
Cost of revenues	1,849	8,869	5,749	3,296	1,093
Sales and marketing	4,439	5,304	4,286	6,242	4,717
Product development and operations	4,926	6,102	2,241	3,555	2,273
General and administrative	2,387	3,783	2,633	2,761	2,045
Depreciation and amortization	1,012	3,347	2,956	2,916	2,154
Acquired in-process research, development and content	11,100	—	—	—	—
Compensation expense in connection with the acquisition of HTR, Inc.	690	—	1,089	654	—
Reorganization and other non-recurring charges	340	5,585	360	2,261	188
Stock-based compensation	—	—	—	361	441

Total costs and expenses	26,743	32,990	19,314	22,046	12,911

Loss from operations	(16,599)	(18,307)	(7,767)	(12,590)	(5,938)
Other income (expense):
Gain (loss) on sale of subsidiaries	—	(907)	1	—	—
Other income	125	—	—	—	—
Interest income (expense)	329	(597)	(721)	166	5
Cumulative effect of accounting change	—	—	—	(461)	—

Net loss	$(16,145)	$(19,811)	$(8,487)	$(12,885)	$(5,933)

Dividends to preferred stockholders	—	(358)	(448)	(1,153)	(649)

Net loss attributable to common stockholders	$(16,145)	$(20,169)	$(8,935)	$(14,038)	$(6,582)

Net loss per share	$(4.91)	$(5.27)	$(1.91)	$(1.76)	$(0.52)

Net loss per share—assuming dilution	$(4.91)	$(5.27)	$(1.91)	$(1.76)	$(0.52)

	1997	1998	1999	2000	2001
Balance Sheet Data:
Working capital deficit	$(3,789)	$(4,631)	$(5,155)	$(2,036)	$(885)
Total assets	26,465	14,871	10,668	6,652	7,012
Total liabilities	13,054	9,051	8,646	3,620	4,198
Accumulated deficit	(27,528)	(47,697)	(56,632)	(70,585)	(77,060)
Total stockholders' equity	13,411	5,820	2,022	3,031	2,814

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

  Overview

        In 2001, the Company's revenues were derived from five primary sources:

  •
  online tuition revenues;

  •
  development revenues;

  •
  product sales revenues;

  •
  other service revenues; and

  •
  instructor-led training revenues.

        In 2001, the Company completed its shift to focus completely on online training. In 2001, 2000, and 1999, the Company's online related businesses accounted for 96.1%, 66.0%, and 43.6%, respectively, of the Company's total revenues.

        Online tuition revenues are generated primarily from online tuition derived from corporate, government, and higher education clients. Product sales revenues are derived from the sale of telecommunications related computer-based training ("CBT") courses that are delivered through traditional CBT format (e.g. CD-ROM). Development revenues consist primarily of fees paid to the Company for creating and developing new online courseware and web-enabling existing courseware. Other service revenues consist primarily of monthly fees generated by the licensing and maintenance of the CYBIS courseware under contract with the U.S. Army. Instructor-led training revenues are generated from on-site and classroom training fees. Because the Company has completed its transition to focus completely on its core online businesses, it does not expect to generate any significant instructor-led training revenues in the foreseeable future.

        During 1998, the Company changed its pricing model from a platform license fee for hosting services to an ASP service fees and subscription model based on course usage commitments. This pricing structure provides a lower cost of entry and generates a recurring revenue stream for VCampus. While prior to 1997 licensing and support revenues have represented a substantial majority of the Company's revenues, online related revenues currently comprise the vast majority of the Company's total revenues and the Company believes that online related revenues will continue to be the primary source of its revenues in the future.

Acquisitions and Divestitures

        Since 1996, the Company has completed four acquisitions—HTR Inc., Cooper & Associates, Inc. (d/b/a Teletutor), Ivy Software, Inc. and Cognitive Training Associates, Inc. Each of these acquisitions was accounted for as a purchase, and accordingly, the operating results of each acquired company are included in the Company's financial statements from the effective date of each respective acquisition. These acquisitions provided the Company with clients and courseware content in non-online format. The Company does not currently have an agreement, commitment or understanding with any other potential acquisition candidates. In 1999, the Company began implementing its plan to divest its non-online businesses, with the exception of Teletutor. This plan was completed in December 2000 through the closure of HTR's remaining instructor-led training sites in Washington D.C. and Rockville, MD. The Company continues to follow a strategy of moving content and clients to an online training platform from the traditional classroom and CBT based training formerly sold through its former non-online business.

Critical Accounting Policies

        The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company's accounting policies which are significantly affected by management's estimates and assumptions are as follows:

Revenue Recognition

        The Company derives its revenues from the following sources—online tuition revenues, instructor-led training revenues, product sales revenues, other service revenues, virtual campus software revenues, and development and other revenues.

        Revenue is recognized in accordance with either SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended, or Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended. Both SAB 101 and SOP 97-2 generally require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected.

        Development and other revenues earned under courseware conversion contracts are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Management's estimates of total costs to complete contracts may be revised in future periods resulting in adjustments to revenue and profit recognized in the period the revisions are made.

Allowance for Doubtful Accounts

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of those customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in future periods.

Goodwill and Other Identifiable Intangibles

        Management assesses the recoverability of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When management determines that the carrying value of goodwill or other identifiable intangibles is not recoverable, an impairment loss is recognized to the extent the carrying value of the asset exceeds its fair value. Fair value can be estimated using a number of techniques including quoted market prices, valuations by third parties and discounted cash flow analysis. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

        In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," the Company will cease amortization of goodwill and other indefinite-lived intangibles on January 1, 2002. In lieu of amortization, these assets will be subject to an annual impairment review. The Company may determine through the impairment review process that goodwill or other indefinite-lived intangibles have been impaired, resulting in an impairment charge in the period the review is completed.

        As discussed in Notes 11 and 17, we are involved in certain legal proceedings. Because of the uncertainties related to the amount of potential loss, management is unable to make a reasonable estimate of the liability, if any, that could result from an unfavorable outcome of these proceedings. Accordingly, no amount has been accrued as of December 31, 2001 for these matters in the consolidated financial statements. We do not believe these proceeding will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our settlement or litigation strategies, related to these proceedings.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of total net revenues for the periods indicated:

	Year Ended December 31,
	1999	2000	2001
Statement of Operations Data:
Revenues:
Online tuition revenues	33.2%	53.6%	85.3%
Virtual campus software revenues	1.9	1.2	1.0
Development and other revenues	8.5	10.8	9.9
Product sales revenues	10.6	4.4	0.6
Other service revenues	2.6	1.8	1.7
Instructor-led training revenues	43.2	28.2	1.5

Total net revenues	100.0	100.0	100.0
Costs and expenses:
Cost of revenues	49.8	34.9	15.7
Sales and marketing	37.1	66.1	67.6
Product development and operations	19.4	37.6	32.6
General and administrative	22.8	29.2	29.3
Depreciation and amortization	25.6	30.8	30.9
Reorganization and other non-recurring charges	12.6	34.6	9.0

Total costs and expenses	167.3	233.2	185.1

Loss from operations	(67.3)	(133.2)	(85.1)
Other income (expense):
Other income (expense)	—	—	—
Interest income (expense)	(6.2)	1.8	0.1
Cumulative effect of accounting changes	—	(4.9)	—

Net loss	(73.5)%	(136.3)%	(85.0)%

2001 Compared to 2000

Summary

        The Company incurred a net loss attributable to common stockholders of $6,582,040 (or $0.52 per share) in 2001 as compared to a net loss attributable to common stockholders of $14,037,564 (or $1.76 per share) in 2000. Excluding certain non-recurring items in both years, the Company incurred a net loss attributable to common stockholders of $6,394,278 (or $0.51 per share) in 2001 as compared to a net loss attributable to common stockholders of $11,315,229 (or $1.42 per share) in 2000. Non-recurring items for 2001 amounted to $187,762 (or $0.01 per share) incurred in connection with the termination of the employment agreement between the Company and its founder. Non-recurring items for 2000 amounted to $2,722,335 (or $0.34 per share) and included $1,226,335 of adjustment to goodwill related to the Company's restructuring of HTR, $700,000 of adjustment to the Company's note receivable related to the sale of Knowledgeworks, $335,000 of costs related to the Company's restructuring of operations in December 2000, and $461,000 recorded in connection with the cumulative effect of change in accounting principle.

        Total revenues in 2001 were $6,973,231 as compared to $9,456,083 for 2000. The decrease in revenues was primarily due to the exit from the classroom-based training business, culminating in the closing of the two remaining HTR training facilities in December 2000. The decrease was partially offset by increases in online tuition revenues. Online tuition revenues increased from $5,064,889 in 2000 to $5,944,764 in 2001, primarily due to increased course usage by some of the Company's older clients and the addition of new clients. Excluding the non-recurring items described above, total costs and expenses were $12,282,027 in 2001 as compared to costs of $18,768,608 for 2000. The decrease was due primarily to decreases in product development and operations and sales and marketing expenses, and cost of revenues as the Company's lower margin instructor-led training revenues decreased.

Net Revenues

        Total net revenues decreased 26.3% from $9,456,083 in 2000 to $6,973,231 in 2001. Online tuition revenues increased from $5,064,889 (53.6% of net revenues) in 2000 to $5,944,764 (85.3% of net revenues) in 2001. The increase in online tuition revenues was primarily due to increased course usage by some of the Company's older clients (approximately $503,000) and the addition of new clients (approximately $376,000). Online development and other revenues decreased from $1,021,811 (10.8% of net revenues) in 2000 to $687,232 (9.9% of net revenues) in 2001. Development revenues were primarily related to developing online courseware for clients in both years. The decrease was primarily due to a decline in the number of courses developed for one of the Company's larger clients. Product sales revenues decreased from $413,999 (4.4% of net revenues) in 2000 to $45,038 (0.6% of net revenues) in 2001. The decrease in product sales revenues was primarily due to the transition of some Teletutor clients from CD-ROM to online usage. Other service revenues decreased from $175,399 (1.9% of net revenues) in 2000 to $121,750 (1.7% of net revenues) in 2001. Both virtual campus software revenues and other service revenues decreased due to the change in business focus of the Company. The Company anticipates that these revenues will continue to represent only a small portion of Company total revenues in the foreseeable future. Instructor-led training revenues decreased from $2,664,892 (28.2% of net revenues) in 2000 to $102,584 (1.5% of net revenues) in 2001. This decrease was due primarily to the closing of the remaining two HTR training facilities in December 2000.

Cost of Revenues

        Total cost of revenues decreased 66.8% from $3,296,284 (34.9% of net revenues) in 2000 to $1,093,285 (15.7% of net revenues) in 2001. The decrease was due primarily to the closing of the remaining two lower margin instructor-led training facilities in December 2000 (representing a decrease of approximately $2,075,000) and the decrease in online development and other revenues (representing a decrease of approximately $241,000) partially offset by the increase in cost of online revenues (approximately $240,000) as a result of the increase in online tuition revenues.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses decreased 24.4% from $6,241,397 (66.1% of net revenues) in 2000 to $4,716,729 (67.6% of net revenues) in 2001. Sales and marketing expenses consist primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials. The decrease was due primarily to the Company's cost control measures implemented in the fourth quarter of 2000 as a result of management reorganization plans.

        Product Development and Operations.    Product development and operations expenses decreased 36.1% to from $3,555,093 (37.6% of net revenues) in 2000 to $2,273,145 (32.6% of net revenues) in 2001. Product development and operations expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The decrease was primarily due to cost control measures implemented beginning in the fourth quarter of 2000 as a result of management reorganization plans.

        General and Administrative.    General and administrative expenses decreased 25.9% from $2,759,682 (29.2% of net revenues) in 2000 to $2,044,716 (29.3% of net revenues) in 2001. General and administrative expenses consist primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. The decrease was primarily due to cost control measures.

        Depreciation and Amortization.    Depreciation and amortization expense decreased 26.1% from $2,916,152 (30.8% of net revenues) in 2000 to $2,154,152 (30.9% of net revenues) in 2001. The decrease was due primarily to the write-off of $1.2 million in goodwill in December 2000 related to the acquisition of HTR.

        Compensation expense in connection with the acquisition of HTR, Inc.    During 2000, the Company recognized the final portion of compensation expense of $654,294 related to compensation paid to the HTR executives pursuant to their employment agreements.

        Reorganization and Other Non-Recurring Charges.    In December 2001, the employment agreement between the Company and Nat Kannan was terminated, resulting in $187,762 of severance related expense. In December 2000, the Company implemented a reorganization plan to reduce its workforce and close certain office facilities. The plan called for and resulted in (i) the termination of approximately 37 employees primarily from the product development and instructor-led training areas and (ii) the closure of the Company's training facilities located in Washington, DC and Rockville, MD. As a result, the Company recorded a restructuring charge of approximately $1,561,000. The restructuring charge included approximately $1,226,000 for the write off of goodwill related to HTR and $335,000 primarily for expenses related to facilities lease cancellations. The operating activities of the closed facilities were not tracked separately by the Company. Reorganization and other non-recurring charges in 2000 also included an increase of $700,000 to the Company's reserve for its notes receivable issued in connection with the sale of Knowledgeworks, which note was restructured in 2000.

        Stock Based Compensation.    Stock based compensation was $440,898 in 2001 and included the final vesting of warrants issued to Qwest Investment Company (approximately $166,000) related to their equity investment in VCampus in the second quarter of 2000 and compensatory stock options and stock warrants issued in connection with the issuance of debt to two VCampus directors and the subsequent extinguishment of that debt. The fair value of the warrants and options was estimated at $212,750 and $47,150, respectively, using the Black-Scholes option pricing model and has been included in stock-based compensation in the consolidated statements of operations. Stock-based compensation was

$361,391 in 2000 and consisted of expense related to the issuance of compensatory stock and stock options to the Company's newly appointed President and Chief Executive Officer, and compensatory stock and stock warrants issued to several service providers.

        Interest and Other Income (Expense).    Interest income in 2001 and 2000 was primarily derived from income earned on divestiture-related notes receivable and cash raised in the Company's private placements. The decline in interest income during 2001 was primarily related to the smaller amount of financing raised in 2001, as compared to 2000.

2000 Compared to 1999

Summary

        The Company incurred a net loss attributable to common stockholders of $14,037,564 (or $1.76 per share) in 2000 as compared to a net loss attributable to common stockholders of $8,934,909 (or $1.91 per share) in 1999. Excluding certain non-recurring items in both years, the Company incurred a net loss attributable to common stockholders of $11,315,229 (or $1.42 per share) in 2000 as compared to a net loss attributable to common stockholders of $8,576,355 (or $1.83 per share) in 1999. Non-recurring items for 2000 amounted to $2,722,335 (or $0.34 per share) and included $1,226,335 of adjustment to goodwill related to the Company's restructuring of HTR, $700,000 of adjustment to the Company's note receivable related to the sale of Knowledgeworks, $335,000 of costs related to the Company's restructuring of operations in December 2000, and $461,000 recorded in connection with the cumulative effect of change in accounting principle. Non-recurring items for 1999 amounted to $358,554 (or $0.08 per share) and included $360,000 of costs related to a settlement with a former partner, and $1,446 of gain related to the sale of Knowledgeworks.

        Total revenues in 2000 were $9,456,083 as compared to $11,547,439 for 1999. The decrease in revenues was primarily due to the closing of two HTR training facilities in 1999 (approximately $2,327,000) the sale of Knowledgeworks in June 1999 (approximately $268,000) and the decrease in Teletutor revenues (approximately $593,000) as the Company focused on its core online business. The decrease was partially offset by increases in online tuition revenues and development and other revenue. Online tuition revenues increased from $3,834,617 in 1999 to $5,064,889 in 2000, primarily due to increased course usage by some of the Company's older clients, the addition of new clients, and the transition of some Teletutor clients to online delivery. Excluding the non-recurring items described above, total costs and expenses were $18,768,608 in 2000 as compared to costs of $17,864,951 for 1999. The increase was due primarily to increases in product development and operations expenses and sales and marketing expenses, partially offset by a decrease in cost of revenues as the Company's lower margin instructor-led training revenues decreased.

Net Revenues

        Total net revenues decreased 18.1% from $11,547,439 in 1999 to $9,456,083 in 2000. Online tuition revenues increased from 3,834,617 (33.2% of net revenues) in 1999 to $5,064,889 (53.5% of net revenues) in 2000. The increase in online tuition revenues was primarily due to increased course usage by some of the Company's older clients (approximately $900,000) and the addition of new clients (approximately $330,000). Virtual campus software revenues decreased from $216,341 (1.9% of net revenues) for 1999 to $115,093 (1.2% of net revenues) for 1999. The decrease in virtual campus software revenues is primarily due to the decrease of clients with virtual campus software license agreements. Online development and other revenues increased slightly from $977,295 (8.5% of net revenues) in 1999 to $1,021,811 (10.8% of net revenues) in 2000. Development revenues were primarily related to developing online courseware for clients in both years. Product sales revenues decreased from $1,222,389 (10.6% of net revenues) in 1999 to $413,999 (4.4% of net revenues) in 2000. The decrease in product sales revenues was primarily due to the sale of Knowledgeworks in June 1999, and the transition of some Teletutor clients from CD-ROM to online usage. Other service revenues decreased from $305,046 (2.6% of net revenues) in 1999 to $175,399 (1.9% of net revenues) in 2000. The decrease in other service revenues was due primarily to decreased sales to the Company's legacy clients using its CYBIS courseware. Instructor-led training revenues decreased from $4,991,751 (43.2% of net revenues) in 1999 to $2,664,892 (28.2% of net revenues) in 2000. This decrease was due primarily to the closing of two HTR training facilities in 1999 as a result of management reorganization plans.

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

        Product Development and Operations.    Product development and operations expenses increased 58.6% to from $2,241,283 (19.4% of net revenues) in 1999 to $3,555,093 (37.6% of net revenues) in 2000. Product development and operations expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company's new and existing courseware and software. The increase was primarily due to additional costs incurred transitioning to a new hosting facility, re-configuring the architecture of the courseware delivery platform, and leasing certain hardware designed to improve capacity and performance of delivering courseware, as well up-front costs related to establishing an application hosting platform under the Company's application hosting agreement with a large reseller.

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

Liquidity and Capital Resources

        At December 31, 2001, the Company had $2,027,771 in cash and cash equivalents. Since its inception, the Company has financed its operating cash flow needs primarily through offerings of equity and debt securities and, to a lesser extent, borrowings. Cash utilized in operating activities was $3,253,893 for the year ended December 31, 2001 and $9,465,895 for the year ended December 31, 2000. Use of cash was primarily attributable to the net loss recorded.

        Cash utilized in investing activities was $441,053 for the year ended December 31, 2001as compared to $1,832,420 for the year ended December 31, 2000. The use of cash for investing activities in 2000 and 2001 was primarily attributable to purchases of equipment and investments in software and courseware development.

        Cash provided by financing activities was $5,479,513 for the year ended December 31, 2001 as compared to $11,337,064 provided by financing activities for the year ended December 31, 2000. Under the terms of the Company's equity line agreement with H&QGF, the Company drew down $213,150 during January and February 2001 and issued to H&QGF 187,500 shares of Series E Preferred Stock at an average price of $1.14 per share. In February 2001, the Company secured $1,150,000 of debt financing through the issuance of short-term notes bearing interest at 10% to Barry Fingerhut, a director and shareholder of the Company, and John Sears, a director of the Company. These notes were cancelled in March 2001 in exchange for an aggregate of 1,183,782 shares of common stock at a purchase price of $0.978 per share and warrants to purchase an aggregate of 287,500 shares of common stock at an exercise price of $1.076 per share. In May and June 2001, the Company raised approximately $3,200,000 through a private placement of 3,038,919 shares of common stock at a purchase price of $1.06 per share. Under the terms of this financing, the Company also issued five-year warrants to purchase 938,479 shares of common stock at $1.79 per share. In December 2001, the

Company raised $1,850,000 through a private placement of 2,642,836 shares of Series F Preferred Stock at a price of $0.35 per share and $925,000 in principal amount (including $100,000 funded in early January 2002) of 8% debentures due December 31, 2003. Subject to Nasdaq rules limiting the number of shares of common stock that may be issued without shareholder approval, these notes are fully convertible into common stock at a conversion price of $0.35 per share. The debentures are due the earlier of (i) December 31, 2003 or (ii) in the event shareholder approval is not obtained at the Company's next annual stockholder meeting, ninety days after such meeting, currently scheduled for late May 2002. Under the terms of this financing, the Company issued five-year warrants to purchase 1,982,127 shares of common stock at $0.40 per share.

        The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures. In March 2002, the Company reduced monthly operating costs by approximately $50,000 through the termination of five employees. After these cost cutting measures, the Company believes it has adequate resources to fund operations until operations reach cash flow positive. However, in the event revenues do not meet anticipated levels, the Company may need to further reduce operating expenses or raise additional funding to meet working capital requirements and to remain in compliance with Nasdaq Small Cap market listing requirements. The Company believes it has available sources for debt or equity capital in amounts necessary to, in addition to operating sources, meet its cash needs through 2002. However, such capital may not have terms favorable to the Company or its current stockholders.

        If the Company does not address its funding needs, it will be materially adversely affected. The Company's future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with clients and resellers, and the extent to which the Company invests in new technology and research and development projects.

        As of December 31, 2001, the Company had net operating loss carryforwards of approximately $53 million for federal income tax purposes, which will expire at various dates through 2022. The Company's ability to utilize all of its net operating loss and credit carryforwards may be limited by changes in ownership. The Company has recognized a full valuation allowance against these deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets.

Contractual Obligations

        The Company's future liquidity and capital resources will be affected by its contractual obligations. The Company's significant contractual obligations as of December 31, 2001 are for debt, operating and capital leases and purchase obligations. These obligations are summarized as follows:

	Payments Due by Period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Contractual Obligation
Notes payable (1)	$825,000	$825,000	$—	$—	$—
Operating leases	5,022,927	672,879	1,322,342	1,231,847	1,795,859
Capital lease obligations	258,817	227,410	29,479	1,928 —
Purchase obligation (2)	507,000	—	507,000	—	—

Total contractual obligations	$6,613,744	$1,725,289	$1,858,821	$1,233,775	$1,795,859

(1)
In December 2001, the Company raised $825,000 through the issuance of 8% debentures together with five-year, fully vested warrants to purchase 1,982,127 shares of common stock at $0.40 per share. The Company allocated the proceeds of the offering to the debentures and the warrants based on their relative fair values. The amount allocated to the warrants was recorded as a debt discount and is being amortized to interest expense over the period the debentures are expected to be outstanding. The unamortized debt discount at December 31, 2001 was $332,649. Principal and accrued interest under the debentures are due and payable on the earlier of (i) December 31, 2003 or (ii) 90 days after the Company's next annual shareholders meeting, unless the Company receives shareholder approval at such meeting for the conversion of the debentures into common stock. The Company has classified the debentures as due within one year in the event shareholder approval for conversion is not obtained and the debentures become due 90 days after the Company's next annual shareholders meeting, currently scheduled for late May 2002. In addition, the Company raised an additional $100,000 in January 2002 through the issuance of its 8% debentures under the same terms as the debentures issued in 2001.

(2)
On December 15, 2000, the Company entered into a three-year reseller agreement with a vendor to resell certain software. The agreement, as amended, requires the Company to generate sales of $650,000 over the three-year period. As of December 31, 2001, the Company was required to generate sales of $507,000 prior to December 15, 2003.

        The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in this Report at pages F-1 through F-20 See Index to Consolidated Financial Statements on page F-1.

        Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

        Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant.

        The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers" located at the end of Part I of this Report.

        The other information required by Item 10 of Form 10-K concerning the Registrant's directors is incorporated by reference to the information under the heading "Proposal No. 1—Election of Directors" and "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11. Executive Compensation.

        The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1—Election of Directors—Information Concerning the Board of Directors and Its Committees", "Other Information—Executive Compensation", "—Compensation of Directors", "—Report of the Compensation Committee on Executive Compensation", "—Compensation Committee Interlocks and Insider Participation" and "—Performance Graph" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information—Principal Stockholders" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

        The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading "Other Information—Certain Transactions" in the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report:

          (1) Financial Statements.

        See Index to Consolidated Financial Statements on page F-1.

          (2) Financial Statement Schedules.

        The following financial statement schedule is filed with this report: Schedule II— Valuation and Qualifying Account and Reserve

        All other financial statement schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto and, therefore, have been omitted.

          (3) Exhibits.

Exhibit No.	Description
3.1(a)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(a)	Amended and Restated Bylaws, as currently in effect.
4.1(a)	Form of Common Stock certificate.
10.24(b)	Employment Agreement, dated January 1, 1997, with Michael W. Anderson.
10.25(b)	Employment Agreement, dated October 31, 1997, with Kamyar Kaviani.
10.26(b)	Employment Agreement, dated October 31, 1997, with Farzin Arsanjani.
10.27(b)	Employment Agreement, dated October 31, 1997, with Daniel J. Callahan, IV.
10.30(c)	Series C Preferred Stock and Warrant Purchase Agreement.
10.32(c)	Series D Preferred Stock Purchase Agreement, dated June 29, 1998.
10.34(c)	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated June 26, 1998.
10.35(d)	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock dated June 25, 1998.
10.42(e)	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock.
10.46(f)	Receivables factoring agreements, as amended, with Bankers Capital.
10.47(g)	Stock Purchase Agreement dated as of January 11, 2000 by and among the Registrant and Mastech Corporation (now iGate Capital Corporation).
10.48(g)	Registration Rights Agreement dated as of January 11, 2000 by and among the Registrant and Mastech Corporation (now iGate Capital Corporation).
10.49(g)	Warrant issued to Mastech Corporation (now iGate Capital Corporation), dated as of January 11, 2000.
10.50(h)	Subscription Agreement dated as of April 20, 2000, by and between the Registrant and US West Internet Ventures, Inc, now Qwest Investment Company
10.51(h)	Registration Rights Agreement dated as of April 20, 2000 by and between the Registrant and US West Internet Ventures, Inc, now Qwest Investment Company.
10.52(h)	Warrant issued to US West Internet Ventures, Inc., now Qwest Investment Company, dated as of April 20, 2000.
10.53(h)	Board Nomination and Observer Rights Agreement dated April 20, 2000.
10.54(i)*	Application Hosting Agreement dated April 20, 2000 between the Company and US West Interprise America, Inc.

10.55 (j)	Employment Agreement, dated August 8, 2000, with Daniel J. Neal.
10.56 (j)	Amendment No.1 to Employment Agreement with Narasimhan P. Kannan dated August 10, 2000.
10.57(k)*	Contract with the General Services Administration dated April 18, 2001
10.58(l)	Form of Subscription Agreement dated as of May 29, 2001 by and between the registrant and the Purchasers.
10.59(l)	Form of Registration Rights Agreement dated as of May 29, 2001 by and between the registrant and the Purchasers.
10.60(l)	Warrant issued to the purchasers dated as of May 29, 2001.
10.61(l)	Warrant issued to the placement agent for the May 29, 2001 private placement.
10.62	Termination of Employment Agreement with Narasimhan P. Kannan, dated December 31, 2001
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young, LLP, Independent Auditors
99.1(m)	Securities Purchase Agreement dated December 28, 2001 between the Registrant and the Purchasers
99.2(m)	Form of Convertible Note issued December 28, 2001
99.3(m)	Certificate of Designations for the Series F Preferred Stock filed in Delaware on December 28, 2001
99.4(m)	Form of Warrant issued to the Series F holders on December 28, 2001
99.5(m)	Form of Warrant issued to the convertible noteholders on December 28, 2001
99.6(m)	Form of Registration Rights Agreement dated December 28, 2001
99.7(j)	Audit Committee Charter

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

(f)
Incorporated by reference to the similarly numbered Exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-83885) filed with the SEC on July 27, 1999, as amended.

(g)
Incorporated by reference to the similarly numbered Exhibit to the Registrant's current Report on Form 8-K filed January 13, 2000.

(h)
Incorporated by reference to the similarly numbered Exhibit to the Registrant's current Report on Form 8-K filed May 1, 2000.

(i)
Incorporated by reference to the similarly numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2000.

(j)
Incorporated by reference to the similarly numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(k)
Incorporated by reference to the similarly numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2001.

(l)
Incorporated by reference to the similarly numbered Exhibit to the Registrant's current Report on Form 8-K filed June 1, 2001.

(m)
Incorporated by reference to the similarly numbered Exhibit to the Registrant's current Report on Form 8-K filed January 8, 2002.

        (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCAMPUS CORPORATION
By:	/s/ DANIEL J. NEAL Daniel J. Neal, Chief Executive Officer

Date: March 26, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ NARASIMHAN P. KANNAN Narasimhan P. Kannan	Chairman	March 28, 2002
/s/ DANIEL J. NEAL Daniel J. Neal	Director and Chief Executive Officer (Principal Executive Officer)	March 26, 2002
/s/ DEBORAH A. COLELLA Deborah A. Colella	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2002
/s/ EDSON D. DECASTRO Edson D. deCastro	Director	April 1, 2002
/s/ WILLIAM E. KIMBERLY William E. Kimberly	Director	March 28, 2002
/s/ MARTIN E. MALESKA Martin E. Maleska	Director	March 29, 2002
/s/ JOHN D. SEARS John D. Sears	Director	March 28, 2002
/s/ DENNIS J. FISCHER Dennis J. Fischer	Director	March 28, 2002

VCAMPUS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
VCampus Corporation

        We have audited the accompanying consolidated balance sheets of VCampus Corporation as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VCampus Corporation at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                      /s/ ERNST & YOUNG LLP

McLean, Virginia
March 15, 2002, except for Note 17, as to
        which the date is March 27, 2002

VCAMPUS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$243,204	$2,027,771
Accounts receivable, less allowance of $218,000 and $99,000 at December 31, 2000 and 2001, respectively	705,975	668,180
Loans receivable from related parties	132,182	140,183
Loans receivable—current	269,596	159,736
Prepaid expenses and other current assets	232,781	287,393

Total current assets	1,583,738	3,283,263
Property and equipment, net	1,643,205	944,795
Capitalized software costs and courseware development costs, net	1,226,904	1,146,230
Acquired online publishing rights, net	40,608	6,230
Loans receivable—less current portion	123,649	95,441
Other assets	250,684	242,886
Other intangible assets, net	1,453,233	1,022,165
Goodwill, net	329,571	270,499

Total assets	$6,651,592	$7,011,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,396,815	$1,261,799
Accrued expenses	1,372,826	1,203,103
Capital lease obligation—current portion	—	206,924
Notes payable—current portion	—	492,351
Deferred revenues	850,570	1,003,892

Total current liabilities	3,620,211	4,168,069
Capital lease obligation—less current portion	—	29,707
Stockholders' equity:
Series C convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $7,910,172; 1,000,000 shares authorized; 623,339 shares issued and outstanding at December 31, 2000 and 2001	6,233	6,233
Series D convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $8,832,805 and $8,363,924 at December 31, 2000 and 2001, respectively; 1,200,000 shares authorized; 1,070,643 and 1,013,809 shares issued and outstanding at December 31, 2000 and 2001, respectively	10,706	10,138
Series E convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $2,242,826 and $1,940,467 at December 31, 2000 and 2001, respectively; 3,000,000 shares authorized; 574,557 and 545,075 shares issued and outstanding at December 31, 2000 and 2001, respectively	5,746	5,451
Series F convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $0 and $924,993 at December 31, 2000 and 2001, respectively; 3,000,000 shares authorized; 0 and 2,642,836 shares issued and outstanding at December 31, 2000 and 2001, respectively	—	26,428
Common Stock, $0.01 par value per share; 36,000,000 shares authorized 9,508,509 and 14,698,675 shares issued and outstanding at December 31, 2000 and 2001, respectively	95,085	146,987
Additional paid-in capital	73,499,027	79,778,219
Series F Convertible Preferred Stock subscribed	—	(100,000)
Accumulated deficit	(70,585,416)	(77,059,723)

Total stockholders' equity	3,031,381	2,813,733

Total liabilities and stockholders' equity	$6,651,592	$7,011,509

The accompanying notes are an integral part of the financial statements.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	1999	2000	2001
Revenues:
Online tuition revenues	$3,834,617	$5,064,889	$5,944,764
Virtual campus software revenues	216,341	115,093	71,863
Online development and other revenues	977,295	1,021,811	687,232
Product sales revenues	1,222,389	413,999	45,038
Other service revenues	305,046	175,399	121,750
Instructor-led training revenues	4,991,751	2,664,892	102,584

Net revenues	11,547,439	9,456,083	6,973,231
Costs and expenses:
Cost of revenues	5,748,745	3,296,284	1,093,285
Sales and marketing	4,285,989	6,241,397	4,716,729
Product development and operations	2,241,283	3,555,093	2,273,145
General and administrative	2,632,937	2,759,682	2,044,716
Depreciation and amortization	2,955,997	2,916,152	2,154,152
Compensation expense in connection with the acquisition of HTR, Inc	1,089,240	654,294	—
Reorganization and other non-recurring charges	360,000	2,261,335	187,762
Stock-based compensation	—	361,391	440,898

Total costs and expenses	19,314,191	22,045,628	12,910,687

Loss from operations	(7,766,752)	(12,589,545)	(5,937,456)
Other income (expense):
Gain on sale of subsidiaries	1,446	—	—
Interest (expense) income	(721,423)	165,800	4,563

Loss before cumulative effect of change in accounting principle	(8,486,729)	(12,423,745)	(5,932,893)
Cumulative effect of change in accounting principle	—	(461,000)	—

Net loss	(8,486,729)	(12,884,745)	(5,932,893)
Dividends to preferred stockholders	(448,180)	(1,152,819)	(649,147)

Net loss attributable to common stockholders	$(8,934,909)	$(14,037,564)	$(6,582,040)

Net loss per share before cumulative effect of change in accounting principle	$(1.91)	$(1.70)	$(0.52)
Cumulative effect of change in accounting principle	—	(0.06)	—

Basic and diluted net loss per share	$(1.91)	$(1.76)	$(0.52)

Proforma amounts assuming the accounting change is applied retroactively:
Net loss attributable to common stockholders	$(9,395,909)	$(13,576,564)

Net loss per share, basic and diluted	$(2.01)	$(1.70)

The accompanying notes are an integral part of the financial statements.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series F Convertible Preferred Stock
									Common Stock
											Additional Paid-in Capital	Preferred Stock Subscribed	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1998	626,293	$6,263	1,082,625	$10,826	—	$—	—	$—	3,990,046	$39,900	$53,460,264	$—	$(47,696,920)	$5,820,333
Issuance of Series E convertible Preferred Stock	—	—	—	—	379,437	3,794	—	—	—	—	1,006,795	—	—	1,010,589
Issuance of Series E convertible Preferred Stock for payment of Series E dividends	—	—	—	—	532	5	—	—	—	—	(7)	—	—	(2)
Issuance of Common Stock	—	—	—	—	—	—	—	—	850,567	8,506	2,059,849	—	—	2,068,355
Conversion of Preferred Stock to Common Stock	(2,954)	(30)	(9,255)	(92)	(165,041)	(1,650)	—	—	177,876	1,779	—	—	—	7
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	—	—	—	—	—	—	—	540,292	5,402	945,972	—	—	951,374
Issuance of Common Stock for payment of Series D Convertible Preferred Stock dividends	—	—	—	—	—	—	—	—	79,395	794	295,757	—	—	296,551
Issuance of Common Stock in connection with exercise of options and exercise of warrants	—	—	—	—	—	—	—	—	45,934	459	78,229	—	—	78,688
Compensatory stock options and warrants	—	—	—	—	—	—	—	—	—	—	731,219	—	—	731,219
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,486,729)	(8,486,729)
Dividends on convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(448,180)	(448,180)

Balance at December 31, 1999	623,339	6,233	1,073,370	10,734	214,928	2,149	—	—	5,684,110	56,840	58,578,078	—	(56,631,829)	2,022,205
Issuance of Series E convertible Preferred Stock	—	—	—	—	963,092	9,631	—	—	—	—	4,315,006	—	—	4,324,637
Issuance of Series E convertible Preferred Stock for payment of Series E dividends	—	—	—	—	18,040	181	—	—	—	—	(181)	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	—	—	2,052,875	20,528	6,664,415	—	—	6,684,943
Conversion of Preferred Stock to Common Stock	—	—	(2,727)	(28)	(621,503)	(6,215)	—	—	624,230	6,243	—	—	—	—
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	—	—	—	—	—	—	—	482,574	4,826	1,180,412	—	—	1,185,238
Issuance of Common Stock for payment of Series D Convertible Preferred Stock dividends	—	—	—	—	—	—	—	—	245,070	2,451	293,121	—	—	295,572
Issuance of Common Stock in connection with exercise of options and exercise of warrants	—	—	—	—	—	—	—	—	419,650	4,197	872,557	—	—	876,754
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	461,000	—	—	461,000
Compensatory stock, stock options and warrants	—	—	—	—	—	—	—	—	—	—	361,391	—	—	361,391
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,884,745)	(12,884,745)
Dividends on convertible preferred stock	—	—	—	—	—	—	—	—	—	—	773,228	—	(1,068,842)	(295,614)

Balance at December 31, 2000	623,339	6,233	1,070,643	10,706	574,557	5,746	—	—	9,508,509	95,085	73,499,027	—	(70,585,416)	3,031,381
Issuance of Series E convertible Preferred Stock	—	—	—	—	187,500	1,875	—	—	—	—	186,453	—	—	188,328
Issuance of Preferred Stock—Series E dividends	—	—	—	—	89,472	895	—	—	—	—	(895)	—	—	—
Issuance of Series F convertible Preferred Stock	—	—	—	—	—	—	2,642,836	26,428	—	—	750,214	(100,000)	—	676,642
Issuance of Common Stock	—	—	—	—	—	—	—	—	3,138,919	31,389	2,884,313	—	—	2,915,702
Conversion of Preferred Stock to Common Stock	—	—	(56,834)	(568)	(306,454)	(3,065)	—	—	363,288	3,633	—	—	—	—
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	—	—	—	—	—	—	—	1,183,782	11,837	1,145,901	—	—	1,157,738
Issuance of common stock—Series D dividends	—	—	—	—	—	—	—	—	494,607	4,947	273,846	—	—	278,793
Exercise of options and warrants	—	—	—	—	—	—	—	—	849	9	93	—	—	102
Stock, stock options and warrants issued for services and in connection with debt and equity offerings	—	—	—	—	—	—	—	—	8,721	87	1,001,652	—	(225,000)	776,739
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,932,893)	(5,932,893)
Dividends on convertible preferred stock	—	—	—	—	—	—	—	—	—	—	37,615	—	(316,414)	(278,799)

Balance at December 31, 2001	623,339	$6,233	1,013,809	$10,138	545,075	$5,451	2,642,836	$26,428	14,698,675	$146,987	$79,778,219	$(100,000)	$(77,059,723)	$2,813,733)

The accompanying notes are an integral an integral part of the financial statements.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	1999	2000	2001
Operating Activities
Net loss	$(8,486,729)	$(12,884,745)	$(5,932,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,033,354	1,186,190	1,095,703
Amortization	1,922,643	1,729,962	1,058,449
Gain on sale of subsidiaries	(1,446)	—	—
Loss on debt restructuring	166,135	—	—
Net write-off of acquired online publishing rights	95,000	—	—
Non-cash stock option and stock warrant expense	349,201	361,391	444,090
Write-off of intangible assets	—	1,226,335	—
Write-off of other assets	16,134	700,918	—
Cumulative effect of change in accounting principle	—	461,000	—
(Decrease) Increase in allowance for doubtful accounts	(650,505)	76,239	(118,471)
Changes in operating assets and liabilities:
Accounts receivable	1,893,441	567,118	156,266
Prepaid expenses and other current assets	(384,662)	134,313	93,746
Other assets	13,656	(69,696)	7,798
Accounts payable and accrued expenses	1,107,878	(2,529,207)	(296,903)
Deferred revenues	255,377	(425,713)	238,322

Net cash used in operating activities	(2,670,523)	(9,465,895)	(3,253,893)
Investing Activities
Purchases of property and equipment	(77,643)	(1,417,720)	(32,863)
Capitalized courseware development costs	(354,735)	(625,528)	(453,257)
Proceeds from loans receivable from related parties	27,333	—	—
Advances under loans receivable from related parties	(8,000)	(8,000)	(8,001)
Proceeds from sale of subsidiaries	75,000	300,334	—
Proceeds from loans receivable	277,531	—	63,267
Advances under loans receivable	—	(81,506)	(10,199)

Net cash used in investing activities	(60,514)	(1,832,420)	(441,053)
Financing Activities
Proceeds from issuance of Common Stock	2,148,001	7,548,061	2,763,701
Proceeds from the issuance of Series E convertible Preferred Stock	859,000	4,324,637	188,328
Proceeds from the issuance of Series F convertible Preferred Stock, net of offering costs	—	—	752,642
Payments on capital lease obligations	—	—	(127,799)
Proceeds from notes payable	2,521,561	—	1,902,641
Repayments of notes payable	(2,929,264)	(535,634)	—

Net cash provided by financing activities	2,599,298	11,337,064	5,479,513
Net (decrease) increase in cash and cash equivalents	(131,739)	38,749	1,784,567
Cash and cash equivalents at the beginning of the year	336,194	204,455	243,204

Cash and cash equivalents at the end of the year	$204,455	$243,204	$2,027,771

Supplemental cash flow information:
Interest paid	$445,000	$26,600	$—

The accompanying notes are an integral part of the financial statements.

VCAMPUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

        VCampus Corporation, formerly known as UOL Publishing, Inc., (the "Company") was incorporated in Virginia in 1984 and reincorporated in Delaware in 1985. The Company is a leading e-learning Application Services Provider, or ASP, that manages and hosts turnkey, Internet-based learning environments for corporations, government agencies, institutions of higher education, and associations. The Company has developed proprietary software for the creation and hosting of a virtual campus, or "vcampus," that enables its clients to offer Internet-based training to their clients, sales channel partners, employees and students. The Company's services cover programs from beginning to end, from enrollment and payment to course development and delivery, as well as tracking of students' progress and reporting of the results.

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

Non-Cash Financing Activities

        In August 2001, the Company issued 100,000 shares of its common stock with a value of $152,000 to a third party who assisted the Company with its financing activities. Upon completion of the December 2001 debt and equity financing, $76,000 of the total value of the shares was allocated to the Series F Preferred Stock offering as an equity issuance cost. The remaining amount was allocated to the 8% debentures as deferred debt issuance costs and will be recognized as interest expense over the period the debentures are expected to be outstanding.

Capitalized Software and Courseware Development Costs

        During 1999, 2000 and 2001, the Company capitalized certain software and courseware development costs. Capitalization of such costs began upon the establishment of technological feasibility, which management deemed to have occurred upon the completion of a working model of the Company's virtual campus product ("VCampus™") or the relevant courseware. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software and courseware development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the VCampus or courseware, typically two to three years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. During 1999, 2000 and 2001, the Company recognized amortization of capitalized software and courseware development costs of $921,488, $942,144 and $533,931, respectively.

Web Site Development Costs

        The Company accounts for web site development costs in accordance with Emerging Issues Task Force Issue No. 00-2, Accounting for Web Site Development Costs ("EITF 00-2"). The implementation of EITF 00-2 did not have a material impact on the Company's financial position or results of operations. In 1999, 2000 and 2001 all costs were incurred in the operating stage, including maintenance and minor enhancements and upgrades, and were expensed as incurred.

Acquired Online Publishing Rights

        In prior periods, the Company acquired online publishing rights to certain courseware. At the time of licensing to the Company, this courseware was generally established in CD-ROM, diskette or printed formats. The Company capitalized the costs associated with acquiring this content and amortizes them based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the product, typically two to three years. Amortization begins when the course becomes available for sale online. It is possible that those estimates of future gross revenues, the remaining economic life of the products or both may be reduced as a result of future events. During 1999, the Company wrote off approximately $95,000 of acquired online publishing rights to courses belonging to certain industry segments that the Company does not anticipate pursuing in the short-term. The write-off has been included in product development costs in the 1999 statements of operations.

Goodwill and Other Intangible Assets

        Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill related to the Company's acquisitions as described in Notes 6 and 7 are being amortized on a straight-line basis over periods ranging from ten to twelve years. Other intangibles, including contracts, content, trademarks, workforce, client base and others, are being amortized on a straight-line basis over periods ranging from three to twelve years.

Impairment of Long-Lived Assets

        At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The Company evaluates the carrying amount of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying amount of a long lived asset is considered impaired when the estimated undiscounted cash flow from each asset is less than its carrying amount. In that event, the Company records a loss equal to the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell.

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

        The Company derives its revenues from the following sources—online tuition revenues, instructor-led training revenues, product sales revenues, other service revenues, virtual campus software revenues, and development and other revenues.

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

        Revenues for instructor-led training and other services are recognized as the services are delivered. The Company does not recognize revenue until the class is delivered, at which time the cancellation period has elapsed, therefore, no reserve for cancellations is necessary.

        The Company recognizes product sales revenues and virtual campus software revenues in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 and Statement of Position 98-9, Modification of SOP 97-2 Software Revenue Recognition With Respect to Certain Transactions. The Company recognizes revenues from product sales upon delivery of the product to the client, provided no significant obligations remain. The costs of remaining Company obligations (which are insignificant) are accrued when the related revenues are recognized. For VCampus™ software revenues, the Company recognizes revenue ratably over the duration of the VCampus™ licenses.

        Development and other revenues earned under courseware conversion contracts are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

        In 1999 and 2000, one client represented approximately 10% and 12%, respectively, of net revenues. In 2001, two clients represented 19% and 11% of net revenues.

Stock-Based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,("APB No. 25"), but requires pro forma disclosures in the footnotes to the consolidated financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The

Company accounts for its stock-based compensation in accordance with the intrinsic value method of APB No. 25.

        Stock options and warrants granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Concentration of Credit Risk

        The Company performs ongoing credit evaluations of its clients' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations.

Financial Instruments

        The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, loans receivable and loans payable approximates their fair values.

Royalties

        Royalties are due and payable by the Company upon the sale of certain courses for which the Company has acquired or otherwise licensed the online publishing rights. In addition, the Company may be obligated to pay certain royalties related to courses which a VCampus™ client may have converted to an online format and elected to distribute to all the Company's VCampus™ clients. Royalties accrue at a rate of 10% to 85% of the tuition fees received with respect to certain courses.

        Royalties are classified as a cost of revenues and amounted to approximately $335,000, $436,000 and $675,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $380,000, $606,000 and $49,000 for the years ended December 31, 1999, 2000, and 2001 respectively.

Income Taxes

        The Company provides for income taxes in accordance with the liability method.

Change in Accounting Principle

        During the fourth quarter of 2000, the Company implemented Emerging Issues Task Force Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments ("EITF 00-27"). Issue 1 of EITF 00-27 modified the calculation of beneficial conversion features for convertible securities issued with detachable instruments for all transactions subject to EITF Issue No. 98-5. Companies are required to report any changes in a beneficial conversion feature as a result of applying Issue 1 of EITF 00-27 as a cumulative effect of a change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, Accounting Changes. As a result of the implementation of EITF 00-27, the Company has recorded a charge of $461,000, or $0.06 per share, as a cumulative effect of a change in accounting principle.

Net Loss Per Share

        The Company follows the provisions of SFAS No. 128, Earnings per Share ("SFAS No. 128") which requires the Company to present basic and diluted earnings per share. Basic earnings per share is based on the weighted-average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share increases the shares used in the basic calculation by the dilutive effect of stock options, warrants, and convertible preferred stock. For all years presented, common stock equivalents related to stock options, warrants, and convertible preferred stock have been excluded from diluted earnings per share as their effect is anti-dilutive.

Comprehensive Income

        SFAS No. 130, Reporting of Comprehensive Income ("SFAS No. 130") establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net loss and comprehensive loss for any period presented.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Although the Company has not completed its assessment of the impact the adoption of SFAS No. 142 on its financial condition and results of operations, it expects that amortization of goodwill and other indefinite-lived intangibles of approximately $117,000 per year will no longer be recognized.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and APB No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing, but has not yet determined, the impact the adoption of SFAS No. 144 will have on its financial condition and results of operations.

Management's Plans

        The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures. In March 2002, the Company reduced monthly operating costs by approximately $50,000 through the termination of five employees. After these cost cutting measures, the Company believes it has adequate resources to fund operations until operations reach cash flow positive. However, in the event revenues do not meet anticipated levels, the Company may need to further reduce operating expenses or raise additional funding to meet working capital requirements and to remain in compliance with Nasdaq Small Cap market listing requirements. The Company believes it has available sources for debt or equity capital in amounts necessary to, in addition to operating sources, meet its cash needs through 2002. However, such capital may not have terms favorable to the Company or its current stockholders.

3.    Property and Equipment

        Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over an estimated useful life of two to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Depreciation expense on equipment obtained under capital lease obligations is included with depreciation expense for similar types of equipment. Property and equipment consisted of the following:

	December 31,
	2000	2001
Equipment	$2,778,167	$3,190,903
Computer software	960,512	970,512
Leasehold improvements	152,118	152,118
Furniture and fixtures	565,828	570,650

	4,456,625	4,884,183
Less accumulated depreciation	(2,813,420)	(3,939,388)

Total	$1,643,205	$944,795

Equipment recorded under capital lease obligations aggregated $394,695 at December 31, 2001. Accumulated depreciation of assets under capital lease obligations totaled $162,365 at December 31, 2001.

4.    Capitalized Software and Courseware Development Costs

        Capitalized software and courseware development costs consisted of the following:

	December 31,
	2000	2001
Capitalized software costs	$2,842,809	$3,200,454
Capitalized courseware development costs	1,118,647	1,214,259

	3,961,456	4,414,713
Less accumulated amortization	(2,734,552)	(3,268,483)

Total	$1,226,904	$1,146,230

5.    Acquired Online Publishing Rights

        Acquired online publishing rights consisted of the following:

	December 31,
	2000	2001
Acquired online publishing rights	$410,000	$410,000
Less accumulated amortization	(369,392)	(403,770)

Total	$40,608	$6,230

6.    Goodwill and Other Intangible Assets

        Goodwill and other intangible assets were comprised of:

	December 31,
	2000	2001
Goodwill	$583,252	$583,252
Developed content	1,223,800	1,223,800
Work force	231,257	231,257
Trademarks and names	904,720	904,720
Customer base	304,820	304,820

	3,247,849	3,247,849
Less accumulated amortization	(1,465,045)	(1,955,185)

	$1,782,804	$1,292,664

        In 2000, as a result of the restructuring of HTR, Inc. ("HTR") non-online business, the Company wrote off approximately $1,226,000, which was the remaining net unamortized goodwill balance that had resulted from the acquisition of HTR. This write-off is included in reorganization and other non-recurring charges in the 2000 statement of operations. See Note 8. Goodwill remaining at December 31, 2000 and 2001 relates to the Company's acquisition of Cognitive Training Associates.

7.    Dispositions

HTR, Inc.

        In June 1999, the Company sold HTR's Knowledgeworks business for $1,500,000 in cash and a note receivable. As a result of the sale, the Company wrote off intangible assets related to Knowledgeworks of approximately $844,000 and recorded a gain on the sale of $1,446. In December 2000, the Company restructured the Knowledgeworks indebtness and received two new notes, a Convertible Promissory Note (the "Convertible Note") in the principal amount of $400,000 and an Amended and Restated Secured Subordinated Promissory Note (the "New Note") in the amount of $910,861 to replace the original note. Due to concerns regarding repayment, the Company had a reserve of $1,152,000, including $700,000 recognized in 2000, at December 31, 2000 against the Notes. The additional reserve recorded in 2000 of $700,000 is included in reorganization and other nonrecurring charges in the 2000 statement of operations. In 2001, the borrower defaulted under the Convertible Note and the New Note. Subsequently, the Company cancelled the Convertible Note and New Note in exchange for a non-interest bearing note in the principal amount of $200,000. Under this note, the borrower will make monthly payments based on a specified percentage of their monthly gross receipts until the note is repaid. At December 31, 2001, the note had a balance of $122,778, net of a reserve of $75,000.

        During 1999, the Company recognized compensation expense of approximately $1,089,000 earned by HTR executives pursuant to their employment agreements.

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

        During 2000, the Company implemented a plan to close certain office facilities related to HTR's non-online business. The plan resulted in the closure of the Company's facilities located in Dallas, Texas and Rockville, Maryland and Washington, D.C. As a result, the Company recorded a restructuring charge of approximately $335,000 in 2000 included in reorganization and other non-recurring charges in the 2000 statement of operations. The restructuring charge included expenses related to facilities lease cancellations and write-down of assets no longer in use. During 2000, the Company paid no costs under the restructuring accrual. Included in accounts payable and accrued expenses at December 31, 2000 is approximately $335,000 primarily representing future lease termination payments. All termination fees were paid in the second quarter of 2001. The operating activities of the discontinued operations were not tracked separately by the Company.

        In December 2001, the employment agreement between the Company and its Chairman was terminated, resulting in $187,762 of severance related expense.

9.    Loans Receivable from Related Parties

        Loans receivable from the Company's officers and employees amounted to $132,182 and $140,183 as of December 31, 2000 and 2001, respectively. The Company accrues interest on the loans receivable at a rate of prime less 1%. Interest income related to loans receivable amounted to $8,840, $8,000 and $8,001 during the years ended December 31, 1999, 2000 and 2001, respectively.

10.  Notes Payable

        In June 1999, the Company raised $2.5 million through the issuance of 9% Secured Subordinated Convertible Debentures. The debentures were due to mature on December 15, 2000 with accrued interest payable quarterly. The debentures were convertible into shares of the Company's common stock at a per share price of $5.55. The conversion price was at a discount from the market value of the Company's common stock on the date the debentures were issued. In addition, the Company issued five-year warrants to the debenture holders for the purchase of 112,600 shares of the Company's common stock at $6.38 per share. The Company recorded an aggregate debt discount of approximately $413,000 for the value of the warrants and the ability to convert at a discount from market value. Throughout 1999 and 2000 all of the debentures were converted into shares of common stock. See Note 13. In the fourth quarter of 2000, the Company recalculated the debt discount related to the debentures under the guidance provided in EITF 00-27 and recorded a cumulative effect of change in accounting principle of $461,000.

        In February 2001, the Company secured $1,150,000 of debt financing through the issuance of short-term notes bearing interest at 10% to two directors of the Company. In connection with this financing, the Company granted stock options for the purchase of 57,500 shares of common stock at $0.938 per share to the directors. The fair value of the options was estimated at $47,150 using the

Black-Scholes option pricing model and has been included in stock-based compensation in the 2001 consolidated statement of operations. These notes were cancelled in March 2001 in exchange for an aggregate of 1,183,782 shares of common stock at a purchase price of $0.978 per share and warrants to purchase an aggregate of 287,500 shares of common stock at an exercise price of $1.076 per share. The warrants have a three year term and were fully vested upon issuance. The fair value of the warrants was estimated at $212,750 using the Black-Scholes option pricing model and has been included in stock-based compensation in the 2001 consolidated statements of operations.

        In December 2001, the Company raised $825,000 through the issuance of 8% debentures. Subject to shareholder approval, these debentures are convertible into common stock at a conversion price of $0.35 per share. VCampus plans to seek shareholder approval during its annual shareholders meeting in late May 2002. Should shareholder approval not be obtained, the notes become payable within 90 days of the Company's annual shareholders' meeting. As the Company cannot ensure whether shareholder approval will be obtained, the debentures have been classified as short term. Under the terms of this financing, the Company issued five-year fully vested warrants to purchase 1,982,127 shares of common stock at $0.40 per share. The fair value of the warrants was estimated at $335,841 using the Black-Scholes option pricing model and is being amortized as a debt discount over a period of approximately eight months, the expected term to maturity should shareholder approval for conversion not be obtained. The amount recorded for amortization of these warrants in 2001 was not material. Upon shareholder approval, the Company will record additional debt discount of approximately $336,000 for the instrument's beneficial conversion feature to be amortized through December 2003. At December 31, 2001, notes payable totaled $492,351, net of unamortized debt discount of $332,649.

11.  Commitments and Contingencies

Leases

        The Company leases office space and office equipment under non-cancelable operating lease agreements with various renewal options. Future minimum lease payments may be periodically adjusted based on changes in the lessors' operating charges. Rent expense for the years ended December 31, 1999, 2000 and 2001 was $882,776, $792,459 and $486,479 respectively. As of December 31, 2001, the Company is obligated under an operating lease for space vacated as part of the 2000 restructuring. The monthly payment for this space is approximately $13,000. The Company is currently negotiating a termination of the lease, and expects it to be finalized in the second quarter of 2002. The termination payment is not expected to be material.

        As of December 31, 2001, payments due under non-cancelable operating leases were as follows:

2002	$672,879
2003	651,400
2004	670,942
2005	691,070
2006	540,777
Thereafter	1,795,859

$5,022,927

        The Company also leases equipment under lease agreements which are capitalized using the interest rates appropriate at the inception of the lease. The related equipment is included in property and equipment and depreciated accordingly. Future minimum lease payments under capital lease obligations at December 31, 2001 are as follows:

2002	$227,410
2003	29,479
2004	1,928

258,817
Less amounts representing interest	(22,186)

Present value of net minimum payments	236,631
Less current portion	(206,924)

$29,707

Employment Agreements

        The Company has entered into employment agreements with certain members of management and other key employees. These agreements specify minimum annual salaries as well as discretionary bonus amounts to be paid over the next two years.

Purchase Commitment

        Effective December 15, 2000 the Company entered into a three-year reseller agreement with a vendor to resell certain software. The agreement, as amended, specifies a minimum contract commitment of $650,000 over the three year period.

Litigation

        In 2000, Techsearch L.L.C. (Techsearch) filed a claim against a number of defendants, including the Company, alleging, in the Company's case, that the Company's method that allows customers to take online courses infringes Techsearch's patented method. Techsearch is seeking unspecified damages and an injunction prohibiting further alleged infringement. This matter is scheduled to go to trial in early 2003. The Company believes this claim is without merit and intends to defend itself vigorously. The Company cannot estimate at this time the amount of the liability to be incurred, if any. Accordingly no amounts have accrued in the financial statements. The Company does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations.

12.  Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2000	2001
Accrued royalties	$306,372	$226,577
Accrued payroll and payroll taxes	56,342	91,413
Accrued reorganization and non recurring costs	312,976	187,762
Accrued vacation	102,643	55,477
Other	594,493	641,874

	$1,372,826	$1,203,103

        Accrued payroll as of December 31, 2000 and 2001 primarily consists of earned but unpaid commissions.

        In 2000, the Company implemented a reorganization plan to close certain office facilities. Amounts accrued at December 31, 2000 primarily represent payments to be made upon lease terminations. In December 2001, the employment agreement between the Company and its Chairman was terminated, resulting in $187,762 of severance related expense to be paid in future periods. See Notes 7 and 8.

13.  Stockholders' Equity

Series C Preferred Stock

        In March 1998, the Company raised net proceeds of approximately $5,300,000 in a private placement of Series C Preferred Stock and warrants (the "Series C Preferred Stock"). In this transaction, the Company issued approximately 626,300 shares of the Series C Preferred Stock, which are convertible into approximately 759,100 shares of common stock. The Company also issued five-year warrants, which were fully vested, to purchase approximately 626,300 shares of common stock at an exercise price of $8.46 per share. The Series C Preferred stockholders are entitled to receive dividends if and when declared by the Board of Directors. The Series C Preferred Stock has a liquidation preference of $12.69 per share plus all declared but unpaid dividends upon sale or liquidation of the Company. The common stock underlying both the Preferred Stock and the warrants has certain registration rights. The Company recorded deemed dividends of approximately $207,000 due to the Series C Preferred Stock being convertible to common stock at a discount from fair value on the date of issuance. In 1999, 2,954 shares of Series C Preferred Stock was converted into 3,580 shares of common stock.

Series D Preferred Stock

        In June 1998, the Company raised approximately $5,200,000 in net proceeds through its private placement of Series D Preferred Stock (the "Series D Preferred Stock"). In this transaction, the Company issued 1,082,625 shares of the Series D Preferred Stock, which are convertible to an equal number of common shares. The holders of Series D Preferred Stock are entitled to receive a 5% annual dividend compounded and paid semi-annually. Such dividends are payable, at the option of the Company, either in cash or in common stock. The Series D Preferred Stock has a liquidation preference of $8.25 per share plus all declared but unpaid dividends upon sale or liquidation of the Company. In June and September 1998, respectively, 137,174 of Series D shares and 17,569 shares of the Company's common stock were issued in connection with the conversion of approximately $867,000 of indebtedness primarily to certain former shareholders of HTR.

        In 1999, 2000 and 2001, 9,255, 2,727 and 56,834 shares of Series D Preferred Stock, respectively, were converted into the same number of shares of common stock.

        In 1999, 2000 and 2001, the Company issued 79,395, 245,070 and 494,607 shares of common stock, respectively, to the Series D Preferred Stock holders as payment for accrued dividends. The number of shares issued as payment of the dividends was determined based on the fair market value of the Company's common stock on the date of issuance. The value of such shares amounted to $296,594, $295,607 and $278,798 for 1999, 2000 and 2001, respectively.

Series E Preferred Stock

        The Company entered into a Private Equity Line of Credit Agreement (the "Equity Line Agreement"), as amended, with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF") effective May 4, 1999. Under the Equity Line Agreement, the Company had the right, subject to certain conditions, to issue and sell to H&QGF, from time to time, shares of its Series E Convertible Preferred Stock ("Series E Preferred Stock"), for cash consideration of up to an aggregate of $7.0 million, subject to availability. The Company had the right to sell to H&QGF shares of its Series E Preferred Stock at a price equal to 85% of the lower of (1) the closing market price of the Company's common stock on the date of issuance and (2) the average of the lowest intra-day prices of the Company's common stock over the five-day period ending on the date of issuance. The Series E Preferred Stock is convertible into common stock on a one-to-one basis. The holders of Series E Preferred Stock are entitled to monthly dividends paid in Series E preferred Stock, equal to 0.5% of the number of shares of Series E Preferred Stock held. The value of Series E Preferred Stock issued as dividends amounted to $83,977 and $107,733 for 2000 and 2001, respectively. Dividends for 1999 were not material.

        In connection with the Equity Line Agreement, the Company issued seven-year warrants, which were fully vested, to purchase 100,000 shares of its Series E Preferred Stock to H&QGF at $2.50 per share, and ten-year warrants, which were fully vested, to purchase 100,000 shares of its common stock at $4.00 per share to a third party. In March 2000, the Company granted H&QGF fully vested warrants to purchase 43,632 shares of Series E Preferred Stock at an exercise price of $8.50 per share in exchange for an increase in capacity and extension of the equity line. These warrants expire in November 2006. In October 2000, the Company granted H&QGF fully vested, seven-year warrants to purchase 15,000 shares of Series E Preferred Stock at an exercise price of $1.94 per share in exchange for a further increase and extension of the equity line.

        During 1999, the Company drew down $859,000 under the Equity Line Agreement and issued 379,437 shares of Series E Preferred Stock at an average price of $2.26. During 2000, the Company drew down $4,382,000 under the Equity Line Agreement and issued 963,092 shares of Series E Preferred Stock at an average price of $4.55 per share. During 2001, the Company drew down $213,150 under the Equity Line Agreement and issued 187,500 shares of Series E Preferred Stock at an average price of $1.14 per share. During 1999, 2000 and 2001, 165041, 621503 and 306,454 shares of Series E Preferred Stock, respectively, were converted into an equal number of common shares.

        During 1999, 2000 and 2001, the Company recorded deemed dividends of approximately $152,000, $773,000 and $38,000, respectively, due to the Series E Preferred Stock being issued at a discount from fair value on the date of issuance.

        In February 2001, the Equity Line Agreement was terminated and no further amounts can be drawn. During 2001, the Company issued 60,000 shares of Series E Preferred Stock to H&QGF as consideration for its failure to keep an active registration statement effective in accordance with H&QGF's registration rights. In April 2001, the Company regained compliance with H&QGF's registration rights through the filing and effectiveness of a registration statement.

Series F Preferred Stock

        In December 2001, the Company issued 2,642,836 shares of Series F Preferred Stock at a price of $0.35 per share. Under the terms of this financing, the Company issued five-year fully vested warrants to purchase 660,709 shares of common stock at $0.40 per share. As of December 31, 2001, 285,712 shares of Series F Preferred Stock were subscribed for but not issued until January 2002. The Series F Preferred Stock is convertible, subject to Nasdaq rules limiting the number of shares of common stock that may be issued without shareholder approval, into common stock on a one-to-one basis subject to adjustments for certain antidilutive issuances. The Series F preferred stock holders are entitled to receive dividends if and when declared by the Board of Directors. The Series F Preferred Stock has a liquidation preference of $0.35 per share plus all declared but unpaid dividends upon sale or liquidation of the Company.

        The Company allocated the proceeds from the Series F Preferred Stock offering between the preferred stock and warrants on a relative fair value basis. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The proceeds allocated to the preferred stock were $700,000. The excess of the value of the common stock into which the Series F Preferred Stock was convertible on the date of issuance over the proceeds allocated to the preferred stock amounted to $225,000. This amount represents the beneficial conversion feature discount on the Series F Preferred Stock and has been reflected as a deemed dividend in the 2001 statement of operations. This discount was recognized entirely in 2001 as the Series F Preferred Stock is immediately convertible.

Common Stock

        In February 1999, the Company issued 282,500 shares of its common stock at $4.00 per share to certain accredited investors. In connection with this transaction, the Company also issued warrants, which were fully vested upon issuance, that are exercisable over three years at $3.00 per share, for the purchase of 70,625 shares of common stock. During 1999, the Company issued an additional 119,770 shares of its common stock to the same investors pursuant to their subscription agreements.

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

        In April 2000, the Company raised $2,500,000 through a private placement of its common stock to US West Internet Ventures, Inc, now Qwest Investment Company. The Company issued 357,142 shares of common stock at $7.00 per share and five-year warrants to purchase 714,285 shares of the Company's common stock at $7.00 per share. One-half of the warrants vested immediately with the second half vesting on the first anniversary of the issuance of the warrants. Also in April 2000, the Company entered into a one-year Application Hosting Contract with US West Interprise America, Inc. (US West) under which US West may resell certain VCampus services. The Company has valued the second tranche of the warrants using the Black-Scholes option pricing model at each reporting date prior to the commitment date. The fair value of the warrants at December 31, 2000 was $207,142. Of that amount, $144,716 was recognized as stock based compensation for the year ended December 31, 2000. The fair value of the warrant at the commitment date in April 2001 was $310,714. Of that amount, $165,998 was recognized as stock based compensation for the year ended December 31, 2001.

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

        In May and June 2001, the Company issued 3,038,919 shares of common stock at a purchase price of $1.06 per share in a private placement. Under the terms of this financing, the Company also issued five-year, fully vested warrants to purchase 938,479 shares of common stock at $1.79 per share.

Stock Option Plans

        The Company adopted a stock option plan (the "Original Plan") which permitted the Company to grant options to purchase up to 288,916 shares of Common Stock to employees, board members and others who contribute materially to the success of the Company. In November 1996, the Company's Board of Directors decided not to grant any further options under the Original Plan.

        During 1996, the Company's Board of Directors approved a new stock plan (the "1996 Plan"), for the grant of stock awards to employees, directors and consultants. Stock options under the Original Plan and 1996 Plan are generally granted at prices which the Company's Board of Directors believes approximates the fair market value of its Common Stock at the date of grant. Individual grants generally become exercisable ratably over a period of four to five years from the date of grant. The contractual terms of the options range from three to ten years from the date of grant.

        Common stock option activity was as follows:

	Years Ended December 31,
	1999		2000		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the Year	1,456,046	$10.62	1,408,156	$9.79	2,459,683	$7.14
Granted	346,571	4.08	2,293,231	6.28	3,027,400	0.65
Exercised	(45,114)	1.74	(357,677)	2.04	(849)	0.01
Canceled or expired	(349,347)	8.65	(884,027)	11.21	(2,229,813)	6.00

Outstanding at the end of the Year	1,408,156	9.79	2,459,683	7.14	3,256,421	1.90

Options exercisable at year-end	390,529	$9.11	597,240	$6.94	1,407,390	$1.95

        As of December 31, 2001, 432,573 shares were available for issuance under the 1996 Plan.

        The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2001	Weighted- Average Exercise Price
Less than $1.00	1,891,567	9.5	$0.35	907,891	$0.39
$1.00—$3.00	709,307	9.1	1.29	160,007	1.26
$3.01—$6.00	279,913	7.5	4.05	208,423	4.02
$6.01—$9.00	248,100	8.4	7.59	45,035	7.40
$9.01—$12.00	76,262	6.4	10.91	58,462	10.91
$12.01—$15.00	48,772	7.2	14.09	25,072	13.53
$15.01—$18.00	2,500	5.7	17.62	2,500	17.62

	3,250,421	9.0	$1.90	1,407,390	1.95

        Had compensation expense related to the stock option plans been determined based on the fair value at the grant date for options granted during the years ended December 31, 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

	Years ended December 31,
	1999	2000	2001
Net loss—pro-forma	$(9,506,125)	$(19,539,572)	$(11,474,278)

Net loss per share—pro-forma	$($2.03)	$($2.46)	$($0.91)

        The effect of applying SFAS No. 123 on the years ended December 31, 1999, 2000, and 2001 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing fair value model with the following weighted average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 5.5%; and expected life of the option term of seven years. The following weighted-average assumptions were used for grants in 2000: dividend yield of 0%; expected volatility of 69%; risk-free interest rate of 6.5%; and expected life of the option term of seven years. The following weighted-average assumptions were used for grants in 2001: dividend yield of 0%; expected volatility of 133%; risk-free interest rate of 4.78%; and expected life of the option term of seven years.

        The weighted average fair values of the options granted in 1999 with a stock price equal to the exercise price was $3.46. The weighted average fair values of the options granted in 2000 with a stock price equal to the exercise price, and with a stock price greater than the exercise price, and with a stock price less than the exercise price are $0.78, $7.27 and $0.96, respectively. The weighted average fair values of the options granted in 2001 with a stock price equal to the exercise price was $0.65.

        On June 15, 2001, the Company cancelled options to purchase 810,375 shares of common stock and agreed to issue an equal number of new options on December 17, 2001 with an exercise price equal to the then-current fair market value. The employees whose options were cancelled had not received options in the prior six months. On December 17, 2001, the Company issued 738,025 replacement options to employees who participated in the exchange program, with an exercise price equal to the fair market value on that date.

Warrants

        The Company has also granted warrants to purchase Common Stock to various investors, employees and outside vendors. Warrant activity was as follows:

	Years Ended December 31,
	1999	2000	2001
Outstanding at the beginning of the year	1,355,512	1,971,137	3,773,727
Granted	1,033,389	1,977,198	3,896,240
Exercised	(3,399)	(116,468)	—
Canceled or expired	(414,365)	(58,140)	(1,316,443)

Outstanding at the end of the year	1,971,137	3,773,727	6,353,524

        Exercise prices on the outstanding warrants range from $0.40 to $13.00 per share. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following ranges of assumptions: dividend yield of 0%; expected volatility of 100% to 133%; risk-free interest rate of 4.58% to 7.0%; and expected life of the warrant term of three to seven years. During 1999, 2000 and 2001, the number of shares and exercise prices of certain warrants were adjusted to satisfy certain anti- dilution rights previously granted.

Reserve for Issuance

        As of December 31, 2001, the Company had reserved 9,609,645 shares of Common Stock for issuance upon the exercise of outstanding options and warrants.

14.  Retirement Plans

        The VCampus Corporation 401(k) plan (adopted in 1997) allows employees to elect an amount between 1% and 15% of their total compensation to contribute to the plan. All full-time employees are eligible to make participation elections in January and July of each year. There is a graduated vesting schedule for employee contributions in which contributions fully vest over a period of four years. The plan allows discretionary Company contributions. In 1999, 2000 and 2001, there were no discretionary Company contributions made to the plan.

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

	December 31,
	2000	2001
Net operating loss carryforwards	$18,875,000	$21,314,000
Accrued payroll	64,000	53,000
Other accruals	527,000	70,000
Other assets and liabilities, net	1,314,000	1,662,000

Total deferred tax assets	20,780,000	23,099,000
Valuation allowance	(20,780,000)	(23,099,000)

Net deferred tax assets	$—	$—

        As of December 31, 2000 and 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $47,183,000 and $53,278,000, respectively, which will expire at various dates through 2022. The Company may have had changes in ownership, which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.

        The Company's effective rate reconciling items relate to non-deductible expenses, state income taxes, and changes to the valuation allowance.

16.  Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	1999	2000	2001
Numerator:
Loss before cumulative effect of change in accounting principle	$(8,486,729)	$(12,423,745)	$(5,932,893)
Less: Accrued dividends to preferred stockholders	(448,180)	(1,152,819)	(649,147)

Net loss before cumulative effect of change in accounting principle	(8,934,909)	(13,576,564)	(6,582,040)
Cumulative effect of change in accounting principle	—	(461,000)	—

Net loss available to common stockholders	$(8,934,909)	$(14,037,564)	$(6,582,040)

Denominator:
Denominator for basic earnings per share—weighted-average shares	4,680,850	7,953,484	12,586,097

Denominator for diluted earnings per share—adjusted weighted-average shares	4,680,850	7,953,484	12,586,097

Basic and diluted loss per share:
Net loss per share before cumulative effect of change in accounting principle	$(1.91)	$(1.70)	$(0.52)
Cumulative effect of change in accounting principle per share	—	(0.06)	—

Net loss per share available to common stockholders	$(1.91)	$(1.76)	$(0.52)

        The following equity instruments were not included in the diluted net loss per share calculation because their effect would have been anti-dilutive:

	Year ended December 31,
	1999	2000	2001
Convertible notes payable:	533,691	48,131	492,351
Convertible preferred stock:
Series C	757,305	755,549	755,549
Series D	1,078,491	1,073,370	1,013,809
Series E	84,543	286,457	545,075
Series F	—	—	2,642,836
Stock options	1,408,156	2,459,683	3,256,421
Warrants	1,971,137	3,773,727	6,353,524

17.  Subsequent Events

        On March 27, 2002, the Company was contacted by a former employee (separated on June 29, 1998) claiming rights to a bonus of approximately $56,000 and seeking damages of approximately $360,000 for the Company's alleged failure to allow him to exercise stock options. The Company has not yet had an opportunity to fully evaluate these claims, but the Company has rejected this former employee's claims in the past for lacking merit and plans to defend itself against these claims vigorously, if it determines that the current claims are likewise without merit. The Company cannot estimate at this time the amount of the liability to be incurred, if any. Accordingly no amounts have accrued in the financial statements.

18.  Quarterly Sales and Earnings Data—Unaudited

        The following table presents the quarterly results for VCampus Corporation and its subsidiaries for the years ending December 31, 2000 and 2001:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001
Revenue	$1,811,437	$1,969,361	$1,678,833	$1,513,600
Loss from operations	(2,016,802)	(1,422,166)	(1,191,617)	(1,306,871)
Net loss	(2,011,128)	(1,413,148)	(1,176,186)	(1,332,431)
Net loss per share, basic and diluted	$(0.22)	$(0.13)	$(0.09)	$(0.12)
2000
Revenue	$2,458,778	$2,420,991	$2,297,575	$2,278,739
Loss from operations	(2,516,208)	(2,223,143)	(3,200,563)	(4,649,631)
Loss before cumulative effect of change in accounting principle	(2,498,921)	(2,151,003)	(3,142,211)	(4,631,610)
Cumulative effect of change in accounting principle	—	—	—	(461,000)

Net loss	$(2,498,921)	$(2,151,003)	$(3,142,211)	$(5,092,610)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.36)	$(0.34)	$(0.43)	$(0.55)
Cumulative effect of change in accounting principle	—	—	—	(0.06)

Net loss per share, basic and diluted	$(0.36)	$(0.34)	$(0.43)	$(0.61)

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNT AND RESERVE
(in thousands)

VCampus Corporation

Classification	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 1999	567	257	(682)	142
Year ended December 31, 2000	142	76	—	218
Year ended December 31, 2001	218	52	(171)	99

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
Executive Officers
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
VCAMPUS CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
VCAMPUS CORPORATION CONSOLIDATED BALANCE SHEETS
VCAMPUS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
VCAMPUS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
VCAMPUS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
VCAMPUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II— VALUATION AND QUALIFYING ACCOUNT AND RESERVE (in thousands)