Form 10-K/A
period 2001-12-31
VCAMPUS CORP
filed 2002-04-02
CIK 943742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              -------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to __________________


COMMISSION FILE NUMBER 0-21421

                               VCAMPUS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       54-1290319
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

      1850 Centennial Park Drive
               Suite 200
           RESTON, VIRGINIA                               20191
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: 703-893-7800


Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK ($0.01
                                                            PAR VALUE PER SHARE)
                                                            --------------------

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                             ----
         The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 26, 2002 on the Nasdaq SmallCap Market was approximately $4,018,229 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 26, 2002, the registrant had outstanding 14,699,250 shares of common stock.

                                EXPLANATORY NOTE

         The registrant is filing this Amendment No. 1 on Form 10-K to file a revised consent of its independent auditors consenting to the incorporation by reference of the registrant's audited financial statements for the year ended December 31, 2001 into the registrant's existing effective registration statements on Form S-3. The revised consent is filed herewith as Exhibit 23.1 and supersedes and replaces the consent filed as Exhibit 23.1 to the registrant's Form 10-K filed on April 1, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VCAMPUS CORPORATION



                                               By: /s/ DANIEL J. NEAL
                                                   -----------------------------
                                                   Daniel J. Neal,
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date: April 2, 2002