Form 10-Q
period 2002-03-31
VCAMPUS CORP
filed 2002-05-15
CIK 943742

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2002.

OR

☐       Transaction report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period from                  to                   .

Commission File Number 0-21421

VCAMPUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1290319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Centennial Park Drive	20191
Suite 200,	(Zip Code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	14,713,061 shares
(Class)	(Outstanding at May 15, 2002)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2001	2002
Revenues:
Online tuition revenues	$1,466,963	$1,348,887
Virtual campus software revenues	22,659	–
Development and other revenues	157,087	94,819
Product sales revenues	19,063	–
Other service revenues	50,461	21,995
Instructor-led training revenues	95,204	–
Net revenues	1,811,437	1,465,701
Costs and expenses:
Cost of revenues	344,480	216,926
Sales and marketing	1,363,118	725,167
Product development and operations	614,552	628,261
General and administrative	533,022	417,451
Depreciation and amortization	547,169	436,447
Stock-based compensation	425,898	1,200
Total costs and expenses	3,828,239	2,425,452
Loss from operations	(2,016,802)	(959,751)
Interest income (expense)	5,674	(211,614)
Loss on debt extinguishment.	–	(267,488)
Net loss	(2,011,128)	(1,438,853)
Dividends to preferred stockholders	(135,052)	(72,199)
Net loss attributable to common stockholders	$(2,146,180)	$(1,511,052)
Net loss per share, basic	$(0.22)	$(0.10)
Net loss per share — assuming dilution	$(0.22)	$(0.10)

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED BALANCE SHEETS

			Proforma as of
	December 31,	March 31,	March 31,
	2001	2002	2002
		(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,027,771	$1,073,552	$1,783,618
Accounts receivable, less allowance of $99,000 and $83,000 at December 31, 2001 and March 31, 2002, respectively	668,180	655,916	655,916
Loans receivable from related parties	140,183	142,183	142,183
Loans receivable — current	159,736	59,111	59,111
Prepaid expenses and other current assets	287,393	347,999	327,951
Total current assets	3,283,263	2,278,761	2,968,779
Property and equipment, net	944,795	673,915	673,915
Capitalized software costs and courseware development costs, net	1,146,230	1,110,423	1,110,423
Acquired online publishing rights, net	6,230	4,148	4,148
Loans receivable — less current portion	95,441	88,122	88,122
Other assets	242,886	176,837	176,837
Other intangible assets, net	1,022,165	910,384	910,384
Goodwill, net	270,499	328,317	328,317
Total assets	$7,011,509	$5,570,907	$6,260,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,261,799	$1,025,066	$898,096
Accrued expenses	1,203,103	1,047,966	1,062,236
Capital lease obligation — current portion	206,924	145,542	145,542
Notes payable — current portion	492,351	318,336	168,531
Deferred revenues	1,003,892	885,178	885,178
Accrued dividends payable	—	68,745	68,745
Total current liabilities	4,168,069	3,490,833	3,228,328

Capital lease obligation — less current portion	29,707	29,707	29,707

Stockholders’ equity:
Series C convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $7,910,172; 1,000,000 shares authorized; 623,339 shares issued and outstanding at December 31, 2001 and March 31, 2002	6,233	6,233	6,233
Series D convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $8,363,924 at December 31, 2001 and March 31, 2002; 1,200,000 shares authorized; 1,013,809 shares issued and outstanding at December 31, 2000 and March 31, 2002	10,138	10,138	10,138
Series E convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,940,467 and $1,745,995 at December 31, 2001 and March 31, 2002, respectively; 3,000,000 shares authorized; 545,075 and 552,530 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	5,451	5,525	5,525
Series F convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $924,993, $924,993 and $1,009,993 at December 31, 2001, March 31, 2002 and March 31, 2002 on a pro forma basis, respectively; 3,000,000 shares authorized; 2,642,836 shares issued and outstanding at December 31, 2001 and March 31, 2002 and 2,885,695 shares issued and outstanding on March 31, 2002 on a proforma basis	26,428	26,428	28,857
Series F-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $0 and $510,445 at December 31, 2001 and March 31, 2002, respectively; 1,458,413 shares authorized; 0 and 1,458,413 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	—	14,584	14,584
Series F-2 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $965,230 on March 31, 2002 on a pro forma basis; 60,000 shares authorized; 27,578 shares issued and outstanding at March 31, 2002 on a pro forma basis	—	—	276
Common Stock, $0.01 par value per share; 36,000,000 shares authorized 14,698,675 and 14,699,250 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	146,987	146,993	146,993
Additional paid-in capital	79,778,219	80,411,241	81,611,004
Series F Convertible Preferred Stock subscribed	(100,000)	—	—
Accumulated deficit	(77,059,723)	(78,570,775)	(78,820,720)
Total stockholders’ equity	2,813,733	2,050,367	3,002,890
Total liabilities and stockholders’ equity	$7,011,509	$5,570,907	$6,260,925

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2001	2002
Operating activities
Net loss	$(2,011,128)	$(1,438,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	260,249	263,847
Amortization	286,920	172,600
Bad debt expense	—	50,000
Loss on debt extinguishment	—	267,488
Debt discount amortization	—	141,206
Compensatory stock options and warrants	425,898	1,200
Decrease in allowance for doubtful accounts	(109,721)	(16,001)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(397,993)	28,265
Increase in prepaid expenses and other current assets	(7,186)	(110,727)
Decrease in other assets	8,429	66,049
Increase (decrease) in accounts payable and accrued expenses	85,519	(331,426)
Increase (decrease) in deferred revenues	499,490	(118,714)
Net cash used in operating activities	(959,523)	(1,025,066)

Investing activities
Purchases of property and equipment	(18,796)	—
Capitalized software and courseware development costs	(94,181)	(80,748)
Proceeds from loans receivable	37,017	9,799
Advances under loans (interest) receivable	(6,086)	(1,855)
Advances under loans receivable from related parties	(2,001)	(2,000)
Net cash used in investing activities	(84,047)	(74,804)
Financing activities
Proceeds from Series E redeemable convertible Preferred Stock	188,328	—
Proceeds from the issuance of Series F convertible Preferred Stock	—	100,000
Payments on capital lease obligations	—	(54,349)
Proceeds from notes payable	1,150,000	100,000
Repayments of notes payable and short-term debt	(1,270)	—
Net cash provided by financing activities	1,337,058	145,651
Net increase (decrease) in cash and cash equivalents	293,488	(954,219)
Cash and cash equivalents at the beginning of the period	243,204	2,027,771
Cash and cash equivalents at the end of the period	$536,692	$1,073,552

See accompanying notes.

VCAMPUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 2002. For further information, refer to the audited financial statements and footnotes thereto included in the VCampus Corporation (“VCampus” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001.

Note B — Equity Transactions

In March 2002, the Company issued 1,458,413 shares of Series F-1 Convertible Preferred Stock and five-year fully vested warrants to purchase 145,841 shares of Common Stock at $0.40 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest.  The excess of the fair value of the preferred stock and warrants over the carrying value of the note amounted to $267,488 and was recognized as a loss on debt extinguishment.   See “Note G — Subsequent Pro Forma Events” below for a description of additional equity transactions completed in May 2002.

Note C — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2001	2002
Numerator:
Net loss	(2,011,128)	(1,438,853)
Accrued dividends to preferred stockholders	(135,052)	(72,199)
Net loss available to common stockholders	$(2,146,180)	$(1,511,052)
Denominator:
Denominator for basic earnings per share — weighted-average shares	9,755,892	14,698,848
Denominator for diluted earnings per share — adjusted weighted-average shares	9,755,892	14,698,848
Basic net loss per share	$(0.22)	$(0.10)
Diluted net loss per share	$(0.22)	$(0.10)

Note D — Intangible Assets

Other intangible assets were comprised of:

	December 31, 2001	March 31, 2002
Developed content	1,223,800	523,800
Work force	231,257	—
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	2,664,597	1,733,340
Less accumulated amortization	(1,642,432)	(822,956)
	$1,022,165	$910,384

Amortization expense for other intangible assets is expected to be as follows:

2002	$157,934
2003	210,579
2004	210,579
2005	157,536
2006	131,014
Thereafter	42,742
$910,384

Note E — Legal Proceedings

In 2000, Techsearch L.L.C. (Techsearch) filed a claim against a number of defendants, including the Company, alleging that the Company’s method that allows customers to take online courses infringes Techsearch’s patented method.  Techsearch was seeking unspecified damages and an injunction prohibiting further alleged infringement. As disclosed  in the Company’s previous SEC filings, the Company has maintained from the beginning that  this claim is  without merit. In May 2002, all claims and counterclaims for this case were dismissed by the court.  Neither party received any consideration in exchange for agreeing to the joint stipulation for dismissal.

On March 27, 2002, the Company was contacted by a former employee (separated September 1998) claiming rights to a bonus of approximately $56,000 and seeking damages of approximately $360,000 for the Company’s alleged failure to allow him to exercise stock options.  The Company has  rejected  this former employee’s claims for lacking merit.  No formal claim has been filed against the Company.  The Company cannot estimate at this time the amount of the liability to be incurred, if any.  Accordingly no amounts have been accrued in the financial statements.

Note F — Adoption of FAS 142

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142).  In accordance with the provisions of FAS 142, the Company reclassified the net carrying value of its workforce intangible asset recognized in connection with the acquisition of HTR, Inc. ($57,818) into goodwill on January 1, 2002.  The workforce asset was comprised of at-will employees and no longer met the criteria for recognition apart from goodwill.  Amortization of goodwill, including goodwill previously identified as a workforce intangible, was ceased on January 1, 2002.  The Company does not have any indefinite-lived intangibles.  In accordance with FAS 142, the Company reviewed the useful lives of its intangible assets and determined that they remained appropriate.

Under FAS 142, the Company is required to perform an annual impairment test for goodwill.  The first phase of the impairment test consists of determining the fair value of the Company’s reporting units and comparing such fair values to their respective carrying values.  The first phase must be completed within six months of adopting FAS 142.  The Company will perform phase one during the quarter ending June 30, 2002.

Note G — Subsequent Pro Forma Events

       In May 2002, the Company completed the following equity financing transactions, each of which is reflected in the pro forma balance sheet as if such transactions had been completed on March 31, 2002:

1.               The sale of 242,859 shares of Series F preferred stock for $85,000 in cash at $0.35 per share and warrants to purchase 60,714 shares of common stock at $0.40 per share. For pro forma presentation purposes, the proceeds were allocated to the preferred stock and the warrants based on their relative fair values.  The excess of the value of common stock into which the Series F preferred stock is convertible over the proceeds allocated to the preferred stock amounted to $57,104.  Such amount represents a beneficial conversion feature discount and will be recognized as a deemed dividend to preferred shareholders upon shareholder approval of the offering.

2.               The sale of 17,859 shares of Series F-2 preferred stock for approximately $625,000 in cash at $35.00 per share, each of which Series F-2 preferred share is initially convertible into 100 shares of common stock, and warrants to purchase a total of 1,603,653 shares of common stock at $0.40 per share. For pro forma presentation purposes, the proceeds were allocated to the preferred stock and the warrants based on their relative fair values.  The excess of the value of common stock into which the Series F preferred stock is convertible over the proceeds allocated to the preferred stock amounted to $579,746.  Such amount represents a beneficial conversion feature discount and will be recognized as a deemed dividend to preferred shareholders upon shareholder approval of the offering.

3.               The issuance of 5,878 shares of Series F-2 preferred stock, plus a warrant to purchase 58,780 shares of common stock at $0.40 per share in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730, each of which Series F-2 preferred share is initially convertible into 100 shares of common stock. For pro forma presentation purposes, the excess of the fair value of the preferred stock and warrants over the net carrying value of the debt was $184,864 and was recognized as a loss on debt extinguishment.  The carrying value of the debt at March 31, 2002 was $149,805, excluding accrued interest of $5,730.  The extinguishment of the debt resulted in the write-off of $20,048 in deferred debt issuance costs.

4.               The issuance of 3,841 shares of Series F-2 preferred stock in exchange for the cancellation of $126,970 of accounts payable, each of which Series F-2 preferred share is initially convertible into 100 shares of common stock.  For pro forma presentation purposes, the excess of the fair value of the preferred stock over the carrying value of the accounts payable amounting to $65,080 was recognized as a loss on the exchange.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Summary

For the three months ended March 31, 2002, the Company incurred a net loss to common stockholders of $1,511,052 or $0.10 per share, as compared to a net loss to common stockholders of $2,146,180 or $0.22 per share, for the three months ended March 31, 2001.  The net loss for the three months ended March 31, 2002 includes loss on debt extinguishments of $267,488).  The decrease in the net loss in the first quarter of 2002 as compared to the first quarter of 2001 was due primarily to decreases in general and administrative and sales and marketing expenses in the first quarter of 2002 as a result of cost controls.

Net Revenues

	For the Three Months Ended March 31,
	2001		2002
Online tuition revenues	$1,466,963	81.0%	$1,348,887	92.0%
Virtual campus software revenues	22,659	1.3	—	—
Online development and other revenues	157,087	8.6	94,819	6.5
Product sales revenues	19,063	1.1	—	—
Other service revenues	50,461	2.8	21,995	1.5
Instructor-led training revenues	95,204	5.2	—	—
Total net revenues	$1,811,437	100.0%	$1,465,701	100.0%

Online tuition revenues decreased 8.0% to $1,348,887 in the first quarter of 2002, compared to $1,466,693 for the same period in 2001. The decrease is primarily due to a decrease in revenue from clients within the downsizing telecommunications industry.

Online development and other revenues decreased 39.6% to $94,819 in the first quarter of 2002, compared to $157,087 for the first quarter of 2001.  The decrease is primarily due to a decrease in course development orders.

Virtual campus software revenues, product sales revenues, other service revenues and instructor led training revenues decreased due to the change to an exclusive online  business focus of the Company.

The following table sets forth selected financial data:

	For the Three Months Ended March 31,
	2001		2002
Revenue	$1,811,437	100.0%	$1,465,701	100.0%
Cost of revenues	344,480	19.0	216,926	14.8
Sales and marketing	1,363,118	75.3	725,167	49.4
Product development and operations	614,552	33.9	628,261	42.9
General and administrative	533,022	29.4	417,451	28.5
Depreciation and amortization	547,169	30.2	436,447	29.8
Stock-based compensation	425,898	23.5	1,200	0.1
Loss from operations	(2,016,802)	(111.3)	(959,751)	(65.5)
Interest income (expense)	5,674	0.3	(211,614)	(14.4)
Loss on debt extinguishment	—	—	(267,488)	(18.1)
Accrued dividends to preferred stockholders	(135,052)	(7.5)	(72,199)	(4.9)
Net loss to common stockholders	$(2,146,180)	(118.5)%	$(1,511,052)	(103.0)%

Cost of Revenues

Cost of revenues decreased 37.0% to $216,926 in the first quarter of 2002 as compared to $344,480 for the first quarter of 2001. The decrease was due primarily to the decrease in cost of instructor-led training revenues as the Company ceased realizing instructor-led revenues in the first quarter of 2002.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 46.8% to $725,167 in the first quarter of 2002 as compared to $1,363,118 for the first quarter in 2001.  The decrease was due primarily to the Company’s reduction in cost structure.

Product Development. Product development expenses increased 2.2% to $628,261 in the first quarter of 2002 as compared to $614,552 for the first quarter of 2001.

General and Administrative. General and administrative expenses decreased 21.7% to $417,451 in the first quarter of 2002 as compared to $533,022 for the first quarter of 2001. The decrease was due primarily to the to the Company’s reduction in cost structure.

Depreciation and Amortization. Depreciation and amortization expense decreased 20.2% to $436,447 in the first quarter of 2002 as compared to $547,169 for the first quarter of 2001. The decrease was due primarily to the fact that certain of the Company’s fixed as well as intangible assets have been fully depreciated and amortized, respectively.  In addition, upon the adoption of FAS 142 on January 1, 2002, the Company ceased amortization of goodwill.

     Stock-based compensation.  Stock-based compensation expense for the three months ended March 31, 2002 consists of the fair value of stock options (using the Black-Sholes valuation method) issued in exchange for  consulting services in the first quarter of 2002.   Stock-based compensation for the three months ended March 31, 2001 includes the final vesting of warrants issued to Qwest Investment Company  (approximately $166,000) related to their equity investment in VCampus in the second quarter of 2000 and compensatory stock options and stock warrants issued in conjunction with the issuance and extinguishments of debt by two VCampus directors, both based on the Black-Sholes valuation method.  The fair value of these warrants was determined at $212,750 and has been included in stock-based compensation in the consolidated statements of operations.

Interest Income (expense). Interest expense for the three months ended March 31, 2002 primarily consists of debt discount and deferred debt offering costs amortization, related to the $925,000 of convertible promissory notes issued in December 2001.  Interest income for the three months ended March 31, 2001 was primarily derived from income earned on divestiture related notes receivable.

Liquidity and Capital Resources

As of March 31, 2002, the Company had $1,073,552 in cash and cash equivalents. Cash utilized in operating activities was $1,025,066 for the three months ended March 31, 2002. Net cash used in operating activities for the same period in 2001 was $959,523. The increase in cash utilized in operating activities is primarily due to reductions in accounts payable.

Net cash utilized in investing activities was $74,804 for the three months ended March 31, 2002 and $84,047 for the three months ended March 31, 2001. The use of cash for investing activities in both periods was primarily attributable to software development costs that were capitalized.

Net cash provided by financing activities was $145,651 for the three months ended March 31, 2002 and $1,337,058 for the three months ended March 31, 2001.  Cash provided by financing activities in the three months ended March 31, 2002 primarily consisted of cash proceeds  received in early January 2002 from an investor who participated in the December 2001 Preferred Stock and convertible debt financing. Under the terms of the Company’s equity line agreement with H&QGF, which was terminated during 2001, the Company drew down $213,150 during January and February 2001 and issued to H&QGF 187,500 shares of Series E Preferred Stock at an average price of $1.14 per share.  In February 2001, the Company secured $1,150,000 of debt financing through the issuance of short-term notes bearing interest at 10% to Barry Fingerhut, a director and shareholder of the Company, and John Sears, a director of the Company.  These notes were cancelled in March 2001 in exchange for an aggregate of 1,183,782 shares of common stock at a purchase price of $0.978 per share and warrants to purchase an aggregate of 287,500 shares of common stock at an exercise price of $1.076 per share.

In March 2002, the Company issued 1,458,413 shares of Series F-1 Convertible Preferred Stock at $0.35 per share and five-year fully vested warrants to purchase 145,841 shares of Common Stock at $0.40 per share to Barry Fingerhut, the Company’s largest beneficial stockholder, in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest.

In May 2002, the Company completed the following equity financing transactions, resulting in gross cash proceeds to the Company of approximately $710,000 and the cancellation of approximately $340,000 in debt and payables:

1.               The sale of 242,859 shares of Series F preferred stock for $85,000 in cash at $0.35 per share and warrants to purchase 60,714 shares of common stock at $0.40 per share to a group of three accredited investors led by Dolphin Offshore Partners, L.P.;

2.               The sale of 17,859 shares of Series F-2 preferred stock for approximately $625,000 in cash at $35.00 per share, each of which Series F-2 preferred share is initially convertible into 100 shares of common stock, and warrants to purchase a total of 1,603,653 shares of common stock at $0.40 per share to a group of eight accredited investors led by Barry Fingerhut and Dolphin Offshore Partners, L.P.;

3.               The issuance of 5,878 shares of Series F-2 preferred stock plus a warrant to purchase 58,780 shares of common stock at $0.40 per share in exchange for the cancellation of a convertible promissory note held by Dolphin Offshore Partners, L.P. in the principal and accrued interest amount of $205,730, each of which Series F-2 preferred share is initially convertible into 100 shares of common stock; and

4.               The issuance of 3,841 shares of Series F-2 preferred stock in exchange for the cancellation of $126,970 of accounts payable to H&QGF, each of which Series F-2 preferred share is initially convertible into 100 shares of common stock.

The Company expects negative cash flow from operations to continue for at least the next six months until the online revenue stream matures.  In March 2002, the Company reduced monthly operating costs by approximately $50,000 through the termination of five employees.  The Company believes it has adequate resources to fund operations until operations reach cash flow positive.  However, in the event actual revenues do not meet anticipated levels, the Company may need to further reduce operating expenses or raise additional funding to meet working capital requirements and to remain in compliance with Nasdaq SmallCap Market listing requirements.  The Company believes it has available sources for debt or equity capital in amounts necessary to, in addition to operating sources, meet its anticipated cash needs through the remainder of 2002.  However, such capital, if available, may not have terms favorable to the Company or its current stockholders.

If the Company does not address its funding needs, it will be materially adversely affected. The Company’s future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, the types of arrangements that the Company may enter into with clients and  content providers, and the extent to which the Company invests in new technology and research and development projects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In 2000, Techsearch L.L.C. (Techsearch) filed a claim against a number of defendants, including the Company, alleging that the Company’s method that allows customers to take online courses infringes Techsearch’s patented method.  Techsearch was seeking unspecified damages and an injunction prohibiting further alleged infringement. As disclosed  in the Company’s previous SEC filings, the Company has maintained from the beginning that  this claim is  without merit. In May 2002, all claims and counterclaims for this case were dismissed by the court.  Neither party received any consideration in exchange for agreeing to the joint stipulation for dismissal.

Item 2. Changes in Securities

(a)       No modifications.

(b)      No limitations or qualifications.

(c) From January 1, 2002 to March 31, 2002, the Company issued the following unregistered securities:

1. 1,458,413 shares of Series F-1 Preferred Stock were issued to one  accredited investor, at $0.35 per share, in exchange for the cancellation of $500,000 of debt plus $10,444 in accrued interest on March 31, 2002.  Subject to Nasdaq shareholder approval requirements, the Series F-1 Preferred Stock converts on a one-for-one basis into common stock at any time at the election of the holder.  A five-year fully vested warrant to purchase 145,841 shares of common stock with an exercise price of $0.40 per share was issued to the same investor on March 31, 2002.

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

Item 5. Other Information

In March 2002, the Company issued 1,458,413 shares of Series F-1 Convertible Preferred Stock at $0.35 per share and five-year fully vested warrants to purchase 145,841 shares of Common Stock at $0.40 per share to Barry Fingerhut, the Company’s largest beneficial stockholder, in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest.

In May 2002, the Company completed the following equity financing transactions, resulting in gross cash proceeds to the Company of approximately $710,000 and the cancellation of approximately $340,000 in debt:

1.               The sale of 242,859 shares of Series F preferred stock for $85,000 in cash at $0.35 per share and warrants to purchase 60,714 shares of common stock at $0.40 per share to a group of three accredited investors led by Dolphin Offshore Partners, L.P.;

2.               The sale of 17,859 shares of Series F-2 preferred stock for approximately $625,000 in cash at $35.00 per share, each of which Series F-2 preferred share is initially convertible into 100 shares of common stock, and warrants to purchase a total of 1,603,653 shares of common stock at $0.40 per share to a group of eight accredited investors led by Barry Fingerhut and Dolphin Offshore Partners, L.P.;

3.               The issuance of 5,878 shares of Series F-2 preferred stock, plus a warrant to purchase 58,780 shares of common stock at $0.40 per share in exchange for the cancellation of a convertible promissory note held by Dolphin Offshore Partners, L.P. in the principal and accrued interest amount of $205,730, each of which Series F-2 preferred share is initially convertible into 100 shares of common stock; and

4.               The issuance of 3,841 shares of Series F-2 preferred stock in exchange for the cancellation of $126,970 of accounts payable to H&QGF, each of which Series F-2 preferred share is initially convertible into 100 shares of common stock.

These financing transactions, together with the Company’s $1.85 million financing completed in December 2001, were completed in lieu of the proposed $5 million - $10 million financing announced in the Company’s Form 10-Q for the quarter ended September 30, 2001.  Copies of the Series F-1 and Series F-2 Certificates of Designation, setting forth the rights, preferences and privileges of the preferred stock issued in these financings, are filed as exhibits to this report.  The Series F Certificate of Designations has been filed previously.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

10.63	Certificate of Designations for the Series F-1 Preferred Stock, as filed in Delaware on March 28, 2002

10.64	Certificate of Designations for the Series F-2 Preferred Stock, as filed in Delaware on May 8, 2002
10.65	Form of purchase agreement for the issuance of Series F, F-1 and F-2 preferred stock
10.66	Form of registration rights agreement covering the Series F, F-1 and F-2 preferred stock
10.67	Form of warrant issued in connection with the Series F, F-1 and F-2 preferred stock financings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

VCAMPUS CORPORATION

By:	/s/ DANIEL J. NEAL
Daniel J. Neal
Chief Executive Officer

By:	/s/ DEBORAH A. COLELLA
Deborah A. Colella
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2002

EXHIBIT INDEX

10.63	Certificate of Designations for the Series F-1 Preferred Stock, as filed in Delaware on March 28, 2002
10.64	Certificate of Designations for the Series F-2 Preferred Stock, as filed in Delaware on May 8, 200
10.65	Form of purchase agreement for the issuance of Series F, F-1 and F-2 preferred stock
10.66	Form of registration rights agreement covering the Series F, F-1 and F-2 preferred stock
10.67	Form of warrant issued in connection with the Series F, F-1 and F-2 preferred stock financings