Form 10-Q
period 2002-06-30
VCAMPUS CORP
filed 2002-08-09
CIK 943742

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	1,522,722 shares
(Class)	(Outstanding at August 8, 2002)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2002	2001	2002
Revenues:
Online tuition revenues	$1,742,137	$1,470,818	$3,209,100	$2,819,705
Virtual campus software revenues	19,812	—	42,471	—
Development and other revenues	159,587	138,518	316,674	233,337
Product sales revenues	19,072	—	38,135	—
Other service revenues	21,373	23,872	71,834	45,867
Instructor-led training revenues	7,380	—	102,584	—
Net revenues	1,969,361	1,633,208	3,780,798	3,098,909
Costs and expenses:
Cost of revenues	369,644	355,438	714,124	572,364
Sales and marketing	1,314,732	649,213	2,677,850	1,374,380
Product development and operations	604,414	509,298	1,218,966	1,137,559
General and administrative	576,564	371,566	1,109,586	789,017
Depreciation and amortization	511,173	367,832	1,058,342	804,279
Stock-based compensation	15,000	51,999	440,898	53,199
Total costs and expenses	3,391,527	2,305,346	7,219,766	4,730,798
Loss from operations	(1,422,166)	(672,138)	(3,438,968)	(1,631,889)
Interest income (expense)	9,018	(45,451)	14,692	(257,065)
Loss on debt extinguishment	—	(235,758)	—	(503,246)
Net loss	(1,413,148)	(953,347)	(3,424,276)	(2,392,200)
Dividends to preferred stockholders	(95,469)	(853,153)	(230,521)	(925,352)
Net loss attributable to common stockholders	$(1,508,617)	$(1,806,500)	$(3,654,797)	$(3,317,552)
Net loss per share, basic	$(1.26)	$(1.23)	$(3.37)	$(2.26)
Net loss per share — assuming dilution	$(1.26)	$(1.23)	$(3.37)	$(2.26)

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2001	2002
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,027,771	$1,359,025
Accounts receivable, less allowance of $99,000 and $78,000 at December 31, 2001 and June 30, 2002, respectively	668,180	544,483
Loans receivable from related parties	140,183	144,183
Loans receivable — current	159,736	58,504
Prepaid expenses and other current assets	287,393	286,346
Total current assets	3,283,263	2,392,541
Property and equipment, net	944,795	483,569
Capitalized software costs and courseware development costs, net	1,146,230	1,082,941
Acquired online publishing rights, net	6,230	2,066
Loans receivable — less current portion	95,441	80,694
Other assets	242,886	199,668
Other intangible assets, net	1,022,165	856,420
Goodwill, net	270,499	328,317
Total assets	$7,011,509	$5,426,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,261,799	$879,835
Accrued expenses	1,203,103	1,084,147
Capital lease obligation — current portion	206,924	91,193
Notes payable — current portion	492,351	—
Deferred revenues	1,003,892	691,797
Total current liabilities	4,168,069	2,746,972

Long-term liabilities:
Notes payable — less current portion	—	97,738
Capital lease obligation — less current portion	29,707	29,707
Total liabilities	4,197,776	2,874,417

Stockholders’ equity:
Series C convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $7,910,172; 1,000,000 shares authorized; 623,339 shares issued and outstanding at December 31, 2001 and June 30, 2002	6,233	6,233
Series D convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $8,363,924 at December 31, 2001 and June 30, 2002; 1,200,000 shares authorized; 1,013,809 shares issued and outstanding at December 31, 2001 and June 30, 2002	10,138	10,138
Series E convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,940,467 and $1,769,553 at December 31, 2001 and June 30, 2002, respectively; 3,000,000 shares authorized; 545,075 and 559,985 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	5,451	5,600
Series F convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $924,993 and $1,050,000 at December 31, 2001 and June 30, 2002, respectively; 3,000,000 shares authorized; 2,642,836 and 3,000,000 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	26,428	30,000
Series F-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $0 and $510,445 at December 31, 2001 and June 30, 2002, respectively; 1,458,413 shares authorized; 0 and 1,458,413 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	—	14,584
Series F-2 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $0 and $965,230 at December 31, 2001 and June 30, 2002, respectively; 60,000 shares authorized; 0 and 27,578 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	—	276
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 1,469,868 and 1,522,648 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	146,987	152,265
Additional paid-in capital	79,778,219	82,709,978
Series F convertible Preferred Stock subscribed	(100,000)	—
Accumulated deficit	(77,059,723)	(80,377,275)
Total stockholders’ equity	2,813,733	2,551,799
Total liabilities and stockholders’ equity	$7,011,509	$5,426,216

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2001	2002
Operating activities
Net loss	$(3,424,276)	$(2,392,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	502,204	468,623
Amortization	556,138	335,656
Bad debt expense	—	50,000
Loss on debt extinguishment	—	503,246
Debt discount amortization	—	172,153
Compensatory stock, stock options and stock warrants	440,898	53,199
Decrease in allowance for doubtful accounts	(124,255)	(21,654)
Changes in operating assets and liabilities:
Decrease in accounts receivable	65,299	272,321
Increase in prepaid expenses and other current assets	(40,336)	(65,112)
Decrease in other assets	6,654	43,218
Increase (decrease) in accounts payable and accrued expenses	154,672	(434,746)
Increase (decrease) in deferred revenues	60,622	(312,095)
Net cash used in operating activities	(1,802,380)	(1,327,391)
Investing activities
Purchases of property and equipment	(32,863)	(14,431)
Capitalized software and courseware development costs	(270,803)	(160,276)
Proceeds from loans receivable	45,767	19,585
Advances under loans (interest) receivable	(8,243)	(3,606)
Advances under loans receivable from related parties	(4,001)	(4,000)
Net cash used in investing activities	(270,143)	(162,728)
Financing activities
Proceeds from issuance of common stock	2,763,703	—
Proceeds from issuance of Series E convertible Preferred Stock	188,328	—
Proceeds from issuance of Series F convertible Preferred Stock	—	225,007
Proceeds from issuance of Series F-2 convertible Preferred Stock	—	605,064
Payments on capital lease obligations	—	(108,698)
Proceeds from notes payable	1,150,000	100,000
Net cash provided by financing activities	4,102,031	821,373
Net increase (decrease) in cash and cash equivalents	2,029,508	(668,746)
Cash and cash equivalents at the beginning of the period	243,204	2,027,771
Cash and cash equivalents at the end of the period	$2,272,712	$1,359,025

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

Note B — Equity Transactions

In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest.  Each share of Series F-1 Preferred Stock is convertible into 1/10th of a share of common stock at any time at the election of the holder.  The excess of the fair value of the preferred stock and warrants over the carrying value of the note amounted to $267,488 and was recognized as a loss on debt extinguishment.  The carrying value of the debt at the time of its conversion was $324,392, excluding accrued interest of $10,445.  The extinguishment of the debt resulted in the write-off of $50,121 in deferred debt issuance costs.  The excess of the value of common stock into which the Series F preferred stock is convertible over the amount allocated to the preferred stock amounted to $44,282.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002.

       In May and June 2002, the Company completed the following equity financing transactions:

1.     The sale of 242,859 shares of Series F Preferred Stock for $85,000 in cash at $0.35 per share and warrants to purchase 6,071 shares of common stock at $4.00 per share.  Each share of Series F Preferred Stock is convertible into 1/10th of a share of common stock at any time at the election of the holder.  The proceeds were allocated to the Preferred Stock and the warrants based on their relative fair values.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the proceeds allocated to the preferred stock amounted to $57,104.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to preferred stockholders upon stockholder approval of the offering in May 2002.

2.     The sale of 17,859 shares of Series F-2 Preferred Stock for approximately $625,000 in cash at $35.00 per share, each of which Series F-2 Preferred Share is convertible into 10 shares of common stock, and warrants to purchase a total of 160,365 shares of common stock at $4.00 per share. The proceeds were allocated to the preferred stock and the warrants based on their relative fair values.  The excess of the value of common stock into which the Series F-2 Preferred Stock is convertible over the proceeds allocated to the preferred stock amounted to $579,746.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to preferred stockholders upon stockholder approval of the offering in May 2002.

3.     The issuance of 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730, each of which Series F-2 Preferred Share is convertible into 10 shares of common stock. The excess of the fair value of the preferred stock and warrants over the net carrying value of the debt was $170,677 and was recognized as a loss on debt extinguishment.  The carrying value of the debt at the time of its conversion was $143,944, excluding accrued interest of $5,730.  The extinguishment of the debt resulted in the write-off of $16,038 in deferred debt issuance costs.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the amount allocated to the preferred stock amounted to $24,267.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002.

4.     The issuance of 3,841 shares of Series F-2 Preferred Stock in exchange for the cancellation of $126,970 of accounts payable, each of which Series F-2 Preferred Share is convertible into 10 shares of common stock .  The excess of the fair value of the preferred stock over the carrying value of the accounts payable amounting to $65,081 was recognized as a loss on the exchange.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the amount allocated to the preferred stock amounted to $57,627.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002.

5.     The sale of 114,305 shares of Series F Preferred Stock for $40,007 in cash at $0.35 per share and warrants to purchase 2,858 shares of common stock at $4.00 per share.  Each share of Series F Preferred Stock is  convertible into 1/10th of a share of common stock at any time at the election of the holder.  The proceeds were allocated to the preferred stock and the warrants based on their relative fair values.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the proceeds allocated to the preferred stock amounted to $17,685.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to preferred stockholders upon stockholder approval of the offering in May 2002.

     On July 8, 2002 the Company effected a one-for-ten reverse stock split of its common stock.  All share and per share numbers of common stock have been restated to reflect the stock split.

Note C — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30		Six Months Ended June 30
	2001	2002	2001	2002
Numerator:
Net loss	$(1,413,148)	(953,347)	$(3,424,276)	$(2,392,200)
Dividends to preferred stockholders	(95,469)	(853,153)	(230,521)	(925,352)
Net loss available to common stockholders	$(1,508,617)	$(1,806,500)	$(3,654,797)	$(3,317,552)
Denominator:
Denominator for basic earnings per share — weighted-average shares	1,193,624	1,471,789	1,085,706	1,470,843
Denominator for diluted earnings per share — adjusted weighted-average shares	1,193,624	1,471,789	1,085,706	1,470,843
Basic net loss per share	$(1.26)	$(1.23)	$(3.37)	$(2.26)
Diluted net loss per share	$(1.26)	$(1.23)	$(3.37)	$(2.26)

Note D — Intangible Assets

Other intangible assets were comprised of:

	December 31,	June 30,
	2001	2002
Developed content	1,223,800	523,800
Work force	231,257	—
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	2,664,597	1,733,340
Less accumulated amortization	(1,642,432)	(876,920)
	$1,022,165	$856,420

Amortization expense for other intangible assets is expected to be as follows:

2002	$103,970
2003	210,579
2004	210,579
2005	157,536
2006	131,014
Thereafter	42,742
$856,420

Note E — Legal Proceedings

       On June 26, 2002, a former employee (separated in June 1998) filed suit against the Company in Dallas County, Texas. The suit alleges damages in the amounts of: an allegedly earned unpaid bonus of $56,250, $231,250 based on an alleged change of control in the Company and $360,000 for the Company’s alleged failure to allow him to exercise stock options.  The Company has rejected this former employee’s claims several times in the past after thorough investigations, and the Company continues to believe these claims are without merit and plans to vigorously defend against them. The Company at this time cannot provide a definitive estimate of legal fees required for the case, but they may become material as the case progresses.   The Company cannot estimate at this time the amount or probability of the liability to be incurred, if any.  Accordingly, no amounts have been accrued in the financial statements.

      The Virginia Department of Taxation recently completed an audit of VCampus’ sales and use tax payments from August 1998 through October 2001. The Company received a draft assessment which contemplates a payment of taxes, penalties and interest by VCampus of $212,719 primarily associated with the alleged failure of VCampus to assess use tax on third-party royalties paid by VCampus to content providers for courses delivered online by the Company. This is a draft document and is not yet a formal assessment by the Virginia Department of Taxation. The Company, based in part on the advice of its counsel, believes this assessment to be in error for several reasons, and is confident that this liability will be reduced or eliminated. The Company does not have a firm estimate of expectations of liability for this issue or anticipated legal costs, and has reason to believe that the potential liability will be reduced to the point where it will not be considered material. Accordingly, the Company cannot estimate at this time the amount of the liability to be incurred, if any. No amounts have been accrued in the financial statements.

Note F — Adoption of FAS 142

       On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  In accordance with the provisions of SFAS 142, the Company reclassified the net carrying value of its workforce intangible asset recognized in connection with the acquisition of HTR, Inc. ($57,818) into goodwill on January 1, 2002.  The workforce asset comprised at-will employees and no longer met the criteria for recognition apart from goodwill.  Amortization of goodwill, including goodwill previously identified as a workforce intangible, ceased on January 1, 2002.  The Company does not have any indefinite-lived intangibles.  In accordance with SFAS 142, the Company reviewed the useful lives of its intangible assets and determined that they remained appropriate.

     In connection with the goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired at the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of the adoption and determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount.  As discussed below, the Company considers itself to have a single reporting unit.  To the extent the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption.

     The Company performed the initial goodwill impairment test required by SFAS 142 during the second quarter of fiscal 2002.  The Company considers itself to have a single reporting unit.  Accordingly, all of the Company’s goodwill is associated with the entire Company.  As of June 30, 2002, based on the Company’s market capitalization, there was no impairment of goodwill recorded upon implementation of SFAS 142.  The Company will continue to test for impairment on an annual basis, coinciding with its fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount.

Note G — New Accounting Pronouncements

     On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No.144 (“SFAS 144”),  “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes Statement of Financial Accounting Standards No 121 (“SFAS 121”) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale.  SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No.30 (“APB 30”), “Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of but retains APB 30’s reporting requirement to report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. Adoption of this standard did not have any material impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company’s other SEC filings, and including, in particular, the availability of sufficient capital to finance the Company’s business plan on terms satisfactory to the Company, risks relating to uncertainties relating to dependence on strategic partners and third party relationships, increasing levels of competition, dependence on online distribution, acquisitions, security risks and government regulations

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Summary

For the three months ended June 30, 2002, the Company incurred a net loss to common stockholders of $1,806,500 (or $1.23 per share after accrual of dividends to preferred stockholders), as compared to a net loss to common stockholders of $1,508,617 (or $1.26 per share), for the three months ended June 30, 2001.  The net loss for the three months ended June 30, 2002 includes loss on debt extinguishment of $235,758.  The increase in the net loss in the second quarter of 2002 as compared to the second quarter of 2001 was due primarily to increases in deemed dividends to preferred stockholders (as a result of the issuance of Preferred Stock), the loss on debt extinguishment and the decrease in total revenues, partially offset by the decrease in operating expenses.

Net Revenues

	For the Three Months Ended June 30,
	2001		2002
Online tuition revenues	$1,742,137	88.4%	$1,470,818	90.0%
Virtual campus software revenues	19,812	1.0	—	—
Online development and other revenues	159,587	8.1	138,518	8.5
Product sales revenues	19,072	1.0	—	—
Other service revenues	21,373	1.1	23,872	1.5
Instructor-led training revenues	7,380	0.4	—	—
Total net revenues	$1,969,361	100.0%	$1,633,208	100.0%

Online tuition revenues decreased 15.6% to $1,470,818 in the second quarter of 2002, compared to $1,742,137 for the same period in 2001. The decrease is primarily due to a decrease in revenue from clients within the telecommunications industry.

Online development and other revenues decreased 13.2% to $138,518 in the second quarter of 2002, compared to $159,587 for the second quarter of 2001.  The decrease is primarily due to a decrease in course development orders.

Virtual campus software revenues, product sales revenues and instructor led-training revenues decreased due to the Company’s move to an exclusive online business focus.

The following table sets forth selected financial data:

	For the Three Months Ended June 30,
	2001		2002
Revenues	$1,969,361	100.0%	$1,633,208	100.0%
Cost of revenues	369,644	18.8	355,438	21.8
Sales and marketing	1,314,732	66.6	649,213	39.7
Product development	604,414	30.7	509,298	31.2
General and administrative	576,564	29.3	371,566	22.8
Depreciation and amortization	511,173	26.0	367,832	22.5
Stock-based compensation	15,000	0.8	51,999	3.2
Loss from operations	(1,422,166)	(72.2)	(672,138)	(41.2)
Interest income (expense)	9,018	0.4	(45,451)	(2.8)
Loss on debt extinguishment	—	—	(235,758)	(14.4)
Net loss	(1,413,148)	(71.8)	(953,347)	(58.4)
Dividends to preferred stockholders	(95,469)	(4.8)	(853,153)	(52.2)
Net loss to common stockholders	$(1,508,617)	(76.6)%	$(1,806,500)	(110.6)%

Cost of Revenues

Cost of revenues decreased 3.8% to $355,438 in the second quarter of 2002 as compared to $369,644 for the second quarter of 2001.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 50.6% to $649,213 in the second quarter of 2002 as compared to $1,314,732 for the second quarter in 2001.  The decrease was due to the Company’s cost cutting initiatives primarily in headcount and direct marketing costs.

Product Development and Operations. Product development expenses decreased 15.7% to $509,298 in the second quarter of 2002 as compared to $604,414 for the second quarter of 2001.  The decrease was due to the Company’s cost cutting initiatives primarily in headcount and data center outsourcing costs.

General and Administrative. General and administrative expenses decreased 35.6% to $371,566 in the second quarter of 2002 as compared to $576,564 for the second quarter of 2001. The decrease was due to the Company’s cost cutting initiatives primarily in headcount and associated overhead.

Depreciation and Amortization. Depreciation and amortization expense decreased 28.0% to $367,832 in the second quarter of 2002 as compared to $511,173 for the second quarter of 2001. The decrease was due primarily to the fact that certain of the Company’s fixed as well as intangible assets have been fully depreciated and amortized, respectively.  In addition, upon the adoption of FAS 142 on January 1, 2002, the Company ceased amortization of goodwill.

     Stock-based Compensation.  Stock-based compensation expense for the three months ended June 30, 2002 consists primarily of the fair value of stock issued as a sign-on bonus to the Company’s newly appointed CFO and as customary payment to certain of the Company’s Directors for their participation in Board and Board Committee meetings.   Stock-based compensation for the three months ended June 30, 2001 consists of the fair value of stock issued in exchange for consulting services.

Interest Income (expense). Interest expense for the three months ended June 30, 2002 primarily consists of debt discount and deferred debt offering costs amortization related to the $925,000 of convertible promissory notes issued in December 2001.  Interest income for the three months ended June 30, 2001 was primarily derived from income earned on divestiture related notes receivable.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Summary

For the six months ended June 30, 2002, the Company incurred a net loss of $3,317,552 (or $2.26 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $3,654,797 (or $3.37 per share) for the six months ended June 30, 2001.  The decrease in the net loss for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was due primarily to the decrease in operating expenses, partially offset by increases in deemed dividends to preferred stockholders (as a result of the issuance of preferred stock), the loss on debt extinguishment and the decrease in total revenues.

Net Revenues

	For the Six Months Ended June 30
	2001		2002
Online tuition revenues	$3,209,100	84.9%	$2,819,705	91.0%
Virtual campus software revenues	42,471	1.1	—	0.0
Online development and other revenues	316,674	8.4	233,337	7.5
Product sales revenues	38,135	1.0	—	0.0
Other service revenues	71,834	1.9	45,867	1.5
Instructor-led training revenues	102,584	2.7	—	0.0
Total net revenues	$3,780,798	100.0%	$3,098,909	100.0%

Online tuition revenues decreased 12.1% to $2,819,705 for the six months ended June 30, 2002, compared to $3,209,100 for the same period in 2001.  The decrease is primarily due to a decrease in revenue from clients within the telecommunications industry.

Online development and other revenues decreased 26.3% to $233,337 for the six months ended June 30, 2002, compared to $316,674 for the same period in 2001.  The decrease is primarily due to a decrease in course development orders.

Virtual campus software revenues, product sales revenues, other service revenues and instructor-led training revenues decreased due to the Company’s move to an exclusive online business focus.

The following table sets forth selected financial data:

	For the Six Months Ended June 30
	2001		2002
Revenues	$3,780,798	100.0%	$3,098,909	100.0%
Cost of revenues	714,124	18.9	572,364	18.5
Sales and marketing	2,677,850	70.8	1,374,380	44.4
Product development	1,218,966	32.2	1,137,559	36.7
General and administrative	1,109,586	29.3	789,017	25.4
Depreciation and amortization	1,058,342	28.0	804,279	26.0
Stock-based compensation	440,898	11.7	53,199	1.7
Loss from operations	(3,438,968)	(90.9)	(1,631,889)	(52.7)
Interest income (expense)	14,692	0.4	(257,065)	(8.3)
Loss on debt extinguishment	—	—	(503,246)	(16.2)
Net loss	(3,424,276)	(90.5)	(2,392,200)	(77.2)
Dividends to preferred stockholders	(230,521)	(6.1)	(925,352)	(29.9)
Net loss to common stockholders	$(3,654,797)	(96.6)%	$(3,317,552)	(107.1)%

Cost of Revenues

Cost of revenues decreased 19.9% to $572,364 for the six months ended June 30, 2002 as compared to $714,124 for the same period in 2001.  The decrease was due primarily to the decrease in instructor-led training revenues and their associated direct costs, and the increase in higher margin online revenues as a percentage of total revenues.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses decreased 48.7% to $1,374,380 for the six months ended June 30, 2002 as compared to $2,677,850 for the same period in 2001.  The decrease was due to the Company’s cost cutting initiatives primarily in headcount and direct marketing costs.

Product Development and Operations.  Product development and operations expenses decreased 6.7% to $1,137,559 for the six months ended June 30, 2002 compared to $1,218,966 for the same period in 2001.  The decrease was due to the Company’s cost cutting initiatives primarily in headcount and data center outsourcing costs.

General and Administrative.  General and administrative expenses decreased 28.9% to $789,017 for the six months ended June 30, 2002 as compared to $1,109,586 for the same period in 2001.  The decrease was due to the Company’s cost cutting initiatives primarily in headcount and associated overhead.

Depreciation and Amortization.  Depreciation and amortization expense decreased 24.0% to $804,279 for the six months ended June 30, 2002 as compared to $1,058,342 for the same period in 2001.  The decrease was due primarily to the fact that certain of the Company’s fixed, as well as intangible, assets have been fully depreciated and amortized, respectively.  In addition, upon the adoption of FAS 142 on January 1, 2002, the Company ceased amortization of goodwill.

     Stock-based compensation.  Stock-based compensation expense for the six months ended June 30, 2002 consists primarily of the fair value of stock issued as a sign-on bonus to the Company’s newly appointed CFO and as customary payment to certain of the Company’s directors for their participation in Board and Board Committee meetings.  Stock-based compensation expense for the six months ended June 30, 2001 includes the final vesting of warrants issued to Qwest Communications (approximately $166,000) related to their equity investment in VCampus in the second quarter of 2000 and compensatory stock options and stock warrants issued in conjunction with the issuance and extinguishments of debt by two VCampus directors, both based on the Black-Scholes valuation method

Interest Income.  Interest expense for the six months ended June 30, 2002 primarily consists of debt discount and deferred debt offering costs amortization, both related to the $825,000 and $100,000 of convertible promissory notes issued in December 2001 and January 2002, respectively.  Interest income for the three months ended June 30, 2001 was primarily derived from income earned on divestiture related notes receivable.

Liquidity and Capital Resources

As of June 30, 2002, the Company had $1,359,025 in cash and cash equivalents, a decrease of $668,746 from December 2001, attributable primarily to the net loss during that period. Cash utilized in operating activities was $1,327,391 for the six months ended June 30, 2002. Net cash used in operating activities for the same period in 2001 was $1,802,380. The decrease in cash utilized in operating activities is primarily due to reductions in net loss.

Net cash utilized in investing activities was $162,728 for the six months ended June 30, 2002 and $270,143 for the six months ended June 30, 2001. The use of cash for investing activities in both periods was primarily attributable to software development costs that were capitalized.

Net cash provided by financing activities was $821,373 for the six months ended June 30, 2002 and $4,102,031 for the six months ended June 30, 2001.  Cash provided by financing activities in the six months ended June 30, 2002 primarily consisted of cash proceeds received in May from the issuance of Series F and Series F-2 convertible Preferred Stock.  Under the terms of the Company’s equity line agreement with H&QGF, which was terminated during 2001, the Company drew down $213,150 during January and February 2001.  In February 2001, the Company secured $1,150,000 of debt financing through the issuance of short-term notes bearing interest at 10% to Barry Fingerhut, then a director and stockholder of the Company, and John Sears, a director of the Company.  These notes were cancelled in March 2001 in exchange for shares of common stock and warrants.  In May and June 2001, the Company raised approximately $3,200,000 though the issuance of common stock and warrants.

     In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest.  Each share of Series F-1 Preferred Stock is convertible into 1/10th of a share of common stock at any time at the election of the holder.

In May and June 2002, the Company completed the following equity financing transactions:

1.     The sale of 242,859 shares of Series F Preferred Stock for $85,000 in cash at $0.35 per share and warrants to purchase 6,071 shares of common stock at $4.00 per share.  Each share of Series F Preferred Stock is convertible into 1/10th of a share of common stock at any time at the election of the holder.

2.     The sale of 17,859 shares of Series F-2 Preferred Stock for approximately $625,000 in cash at $35.00 per share, each of which Series F-2 Preferred Share is convertible into 10 shares of common stock, and warrants to purchase a total of 160,365 shares of common stock at $4.00 per share.

3.     The issuance of 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730, each of which Series F-2 Preferred Share is convertible into 10 shares of common stock.

4.     The issuance of 3,841 shares of Series F-2 Preferred Stock in exchange for the cancellation of $126,970 of accounts payable, each of which Series F-2 Preferred Share is convertible into 10 shares of common stock.

5.     The sale of 114,305 shares of Series F Preferred Stock for $40,007 in cash at $0.35 per share and warrants to purchase 2,858 shares of common stock at $4.00 per share.  Each share of Series F Preferred Stock is convertible into 1/10th of a share of common stock at any time at the election of the holder.

The Company expects negative cash flow from operations to continue at least into the first quarter of 2003.  VCampus will need to raise additional funds through public or private sale of equity or debt securities or from other sources to build the Company’s core online business and to maintain compliance with Nasdaq SmallCap Market listing requirements.  The Company cannot assure that additional funds will be available when needed, or that if funds are available, they will be on terms favorable to the Company and its stockholders.  At the Company’s Annual Meeting in May 2002, stockholders approved the future sale of up to $12,500,000 of VCampus securities subject to certain parameters and as approved by the Company’s Board of Directors.  If unable to obtain sufficient funds or if adequate funds are not available on terms considered acceptable, the Company may be unable to meet its business objectives. A lack of sufficient funds could also prevent VCampus from taking advantage of important opportunities or being able to respond to competitive conditions. Any of these results could have a material adverse effect on the business, financial condition and results of operations for the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

       On June 26, 2002, a former employee (separated in June 1998) filed suit against the Company in Dallas County, Texas. The suit alleges damages in the amounts of: an allegedly earned unpaid bonus of $56,250, $231,250 based on an alleged change of control in the Company and $360,000 for the Company’s alleged failure to allow him to exercise stock options.  The Company has rejected this former employee’s claims several times in the past after thorough investigations, and the Company continues to believe these claims are without merit and plans to vigorously defend against them. The Company at this time cannot provide a definitive estimate of legal fees required for the case, but they may become material as the case progresses.  The Company cannot estimate at this time the amount or probability of the liability to be incurred, if any.  Accordingly, no amounts have been accrued in the financial statements.

      The Virginia Department of Taxation recently completed an audit of VCampus’ sales and use tax payments from August 1998 through October 2001. The Company received a draft assessment which contemplates a payment of taxes, penalties and interest by VCampus of $212,719 primarily associated with the alleged failure of VCampus to assess use tax on third-party royalties paid by VCampus to content providers for courses delivered online by the Company. This is a draft document and is not yet a formal assessment by the Virginia Department of Taxation. The Company, based in part on the advice of its counsel, believes this assessment to be in error for several reasons, and is confident that this liability will be reduced or eliminated. The Company does not have a firm estimate of expectations of liability for this issue or anticipated legal costs, and has reason to believe that the potential liability will be reduced to the point where it will not be considered material. Accordingly, the Company cannot estimate at this time the amount of the liability to be incurred, if any. No amounts have been accrued in the financial statements.

Item 2. Changes in Securities

(a)  No modifications.

(b)  No limitations or qualifications.

(c) From April 1, 2002 to June 30, 2002, the Company issued the following unregistered securities:

1.     242,859 shares of Series F Preferred Stock for $85,000 in cash at $0.35 per share and warrants to purchase 6,071 shares of common stock at $4.00 per share.  Each share of Series F Preferred Stock is convertible into 1/10th of a share of common stock at any time at the election of the holder.

2.     17,859 shares of Series F-2 Preferred Stock for approximately $625,000 in cash at $35.00 per share, each of which Series F-2 Preferred Share is convertible into 10 shares of common stock, and warrants to purchase a total of 160,365 shares of common stock at $0.40 per share.

3.     5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730, each of which Series F-2 Preferred Share is convertible into 10 shares of common stock.

4.     3,841 shares of Series F-2 Preferred Stock in exchange for the cancellation of $126,970 of accounts payable, each of which Series F-2 Preferred Share is convertible into 10 shares of common stock.

5.     114,305 shares of Series F Preferred Stock for $40,007 in cash at $0.35 per share and warrants to purchase 2,858 shares of common stock at $4.00 per share.  The Series F Preferred Stock is convertible into 1/10th of a share of  common stock, at any time at the election of the holder.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 30, 2002. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a) The stockholders elected the following persons as Directors of the Company: Narasimhan P. Kannan, Edson D. deCastro, Daniel J. Neal, Dennis J. Fischer, William E. Kimberly, John D. Sears and Martin E. Maleska. The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld	Votes Abstained
Narasimhan P. Kannan	16,938,046	5,369	0
Edson D. deCastro	16,940,346	3,069	0
Daniel J. Neal	16,940,346	3,069	0
Dennis J. Fischer	16,940,346	3,069	0
William E. Kimberly	16,940,346	3,069	0
John D. Sears	16,940,346	3,069	0
Martin E. Maleska	16,940,346	3,069	0

(b) The stockholders approved the reservation of an additional 1,000,000 shares for issuance under the Company’s 1996 Stock Plan with 10,907,297 shares voting for, 4,451,188 shares subject to broker non-votes, 1,574,635 shares voting against and 10,295 shares abstained.

(c) The stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 36,000,000 to 100,000,000 shares with 11,477,488 shares voting for, 1,005,504 shares voting against, 4,451,188 shares subject to broker non-votes and 9,235 shares abstained.

(d) The stockholders ratified the sale of securities to some of the Company’s officers and directors in connection with a private financing conducted by the Company in May and June 2001 with 12,206,294 shares voting for, 4,451,188 shares subject to broker non-votes, 240,715 shares voting against and 45,218 shares abstained.

(e) The stockholders ratified the $1.85 million private placement financing completed in December 2001 involving the issuance of Series F Preferred Stock, convertible notes and warrants and the subsequent and proposed issuances of additional Preferred Stock and warrants relating thereto and authorized the full conversion of all these securities into common stock pursuant to the terms thereof with 12,217,685 shares voting for, 263,807 shares voting against, 4,451,188 shares subject to broker non-votes and 10,735 shares abstained.

(f) The stockholders approved limited future financings of up to $12.5 million with 11,493,600 shares voting for, 4,451,188 shares subject to broker non-votes, 954,469 shares voting against and 44,158 shares abstained.

(g) The stockholders approved an amendment to the Company’s Certificate of Incorporation to give the Board of Directors discretion to effect a reverse stock split of the Company’s common stock of up to 1-for-50 within one year from May 30, 2002 with 12,221,826 shares voting for, 268,891 shares voting against, 4,451,188 shares subject to broker non-votes and 1,510 shares abstained.

(h) The stockholders ratified the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002 with 16,941,755 shares voting for, 350 shares voting against and 1,310 shares abstained.

Item 5. Other Information

     VCampus completed a 1-for-10 reverse stock split of its common stock effective July 8, 2002. The reverse stock split was approved by VCampus stockholders at the Company’s Annual Meeting on May 30, 2002, and subsequently by the Board of Directors on June 18, 2002.

     As the result of the reverse stock split, every ten shares of VCampus common stock issued and outstanding immediately prior to the reverse stock split have been reclassified and changed into one fully paid and nonassessable share of VCampus common stock. VCampus will settle fractional shares by rounding share holdings for each stockholder up to the nearest whole share. First Union National Bank, the transfer agent and registrar for VCampus, is effecting the exchange of certificates representing the shares of VCampus common stock.

     The number of shares of VCampus preferred stock is not affected by the reverse stock split, although the conversion ratios applicable thereto have automatically adjusted to give effect to the reverse split.  As the result of the reverse stock split, VCampus has approximately 1.5 million shares of common stock currently issued and outstanding.

    In July 2002, Nasdaq notified the Company that VCampus had regained compliance with Nasdaq’s minimum bid price requirement for continued listing on the Nasdaq SmallCap Market.  On August 8, 2002, the closing sale price of VCampus common stock was $2.60 per share.

Item 6. Exhibits

(a) Exhibits

Exhibit No.

Description

10.69	Certificate of Correction of Series C Convertible Preferred Stock filed in Delaware on July 2, 2002,
10.70	Certificate of Correction of Series D Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.71	Certificate of Correction of Series E Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.72	Certificate of Correction of Series F Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.73	Certificate of Correction of Series F-1 Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.74	Certificate of Correction of Series F-2 Convertible Preferred Stock filed in Delaware on July 10, 2002.
10.75	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed in Delaware on July 3, 2002.

(b) Reports on Form 8-K.  During the quarter ended June 30, 2002, VCampus filed the following reports on Form 8-K:

1.     Form 8-K on June 20, 2002 announcing the approval of the reverse stock split.

2.     Form 8-K on June 28, 2002 disclosing employment terms for Christopher Nelson as the Company’s new CFO and also disclosing for Regulation FD purposes the materials presented at an investor conference.

3.     Form 8-K on July 8, 2002 announcing completion of the reverse stock split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as for the period ended June 30, 2002.

VCAMPUS CORPORATION

By: /s/ DANIEL J. NEAL
Daniel J. Neal
Chief Executive Officer

By: /s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2002

EXHIBIT INDEX

10.69	Certificate of Correction of Series C Convertible Preferred Stock filed in Delaware on July 2, 2002,
10.70	Certificate of Correction of Series D Convertible Preferred Stock filed in Delaware on July 2, 2002,
10.71	Certificate of Correction of Series E Convertible Preferred Stock filed in Delaware on July 2, 2002,
10.72	Certificate of Correction of Series F Convertible Preferred Stock filed in Delaware on July 2, 2002,
10.73	Certificate of Correction of Series F-1 Convertible Preferred Stock filed in Delaware on July 2, 2002,
10.74	Certificate of Correction of Series F-2 Convertible Preferred Stock filed in Delaware on July 10, 2002,
10.75	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed in Delaware on July 3, 2002.