Form 10-Q
period 2002-09-30
VCAMPUS CORP
filed 2002-11-15
CIK 943742

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002.

OR

☐	Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to                    .

Commission File Number 0-21421

VCAMPUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1290319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Centennial Park Drive Suite 200, Reston, Virginia	20191
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	1,528,660 Shares
(Class)	(Outstanding at November 14 , 2002)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
Online tuition revenues	$1,516,767	$1,558,116	$4,725,867	$4,377,821
Virtual campus software revenues	18,142	—	60,613	—
Development and other revenues	106,005	147,994	422,679	381,331
Product sales revenues	3,905	—	42,040	—
Other service revenues	34,014	29,697	105,848	75,564
Instructor-led training revenues	—	—	102,584	—
Net revenues	1,678,833	1,735,807	5,459,631	4,834,716
Costs and expenses:
Cost of revenues	187,372	514,172	901,496	1,086,536
Sales and marketing	1,051,096	834,131	3,728,946	2,208,511
Product development and operations	661,565	565,505	1,880,531	1,703,064
General and administrative	467,962	430,235	1,577,548	1,219,252
Depreciation and amortization	502,455	290,740	1,560,797	1,095,019
Reorganization & other non-recurring costs	—	192,000	—	192,000
Stock-based compensation	—	10,995	440,898	64,194
Total costs and expenses	2,870,450	2,837,778	10,090,216	7,568,576
Loss from operations	(1,191,617)	(1,101,971)	(4,630,585)	(2,733,860)
Interest income (expense)	15,431	64,925	30,123	(192,140)
Loss on debt extinguishment	—	—	—	(503,246)
Net loss	$(1,176,186)	$(1,037,046)	$(4,600,462)	$(3,429,246)
Dividends to preferred stockholders	(96,813)	(1,757,812)	(327,334)	(2,683,164)
Net loss attributable to common stockholders	$(1,272,999)	$(2,794,858)	$(4,927,796)	$(6,112,410)
Net loss per share, basic	$(0.89)	$(1.83)	$(4.10)	$(4.11)
Net loss per share — assuming dilution	$(0.89)	$(1.83)	$(4.10)	$(4.11)

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31 2001	September 30, 2002	Proforma as of September 30, 2002
		(Unaudited)	(Unaudited)
			(See Note H)
ASSETS

Current assets:
Cash and cash equivalents	$2,027,771	$2,192,417	$2,262,137
Accounts receivable, less allowance of $99,000 and $68,000 at December 31, 2001 and September 30, 2002, respectively	668,180	387,794	387,794
Loans receivable from related parties	140,183	133,463	133,463
Loans receivable — current	159,736	58,940	58,940
Prepaid expenses and other current assets	287,393	391,706	391,706
Total current assets	3,283,263	3,164,320	3,234,040
Property and equipment, net	944,795	375,267	375,267
Capitalized software costs and courseware development costs, net	1,146,230	1,118,984	1,118,984
Acquired online publishing rights, net	6,230	—	—
Loans receivable — less current portion	95,441	73,155	73,155
Other assets	242,886	194,849	194,849
Other intangible assets, net	1,022,165	802,455	802,455
Goodwill, net	270,499	328,317	328,317
Total assets	$7,011,509	$6,057,347	$6,127,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,261,799	$1,019,426	$1,019,426
Accrued expenses	1,203,103	1,145,733	1,145,733
Capital lease obligation — current portion	206,924	68,903	68,903
Notes payable — current portion	492,351	—	—
Deferred revenues	1,003,892	1,189,647	1,189,647
Accrued dividends payable	—	70,273	70,273
Total current liabilities	4,168,069	3,493,982	3,493,982

Long-term liabilities:
Notes payable — less current portion	—	118,948	118,948
Capital lease obligation — less current portion	29,707	—	—
Total liabilities	4,197,776	3,612,930	3,612,930

Stockholders’ equity:
Series C convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $7,910,172 at December 31, 2001 and September 30, 2002; 1,000,000 shares authorized; 623,339 shares issued and outstanding at December 31, 2001 and September 30, 2002	6,233	6,233	6,233
Series D convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $8,363,924 at December 31, 2001 and September 30, 2002; 1,200,000 shares authorized; 1,013,809 shares issued and outstanding at December 31, 2001 and September 30, 2002	10,138	10,138	10,138
Series E convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,940,467 and $1,793,110 at December 31, 2001 and September 30, 2002, respectively; 3,000,000 shares authorized; 545,075 and 567,440 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	5,451	5,674	5,674
Series F convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $924,993 and $1,050,000 at December 31, 2001 and September 30, 2002, respectively; 3,000,000 shares authorized; 2,642,836 and 3,000,000 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	26,428	30,000	30,000
Series F-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $0 and $510,445 at December 31, 2001 and September 30, 2002, respectively; 1,458,413 shares authorized; 0 and 1,458,413 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	—	14,584	14,584
Series F-2 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $0 and $965,230 at December 31, 2001 and September 30, 2002, respectively; 60,000 shares authorized; 0 and 27,578 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	—	276	276
Series G convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $0, $1,018,944, and $1,091,652 at December 31, 2001, September 30, 2002 and September 30, 2002 on a pro forma basis, respectively; 80,000 shares authorized; 0, 46,400 and 49,320 shares issued and outstanding at December 31, 2001, September 30, 2002 and September 30, 2002 on a pro forma basis, respectively	—	464	493
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 1,469,868 and 1,527,305 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	14,699	15,273	15,273
Additional paid-in capital	79,910,507	85,533,908	85,615,882
Series F convertible Preferred Stock subscribed	(100,000)	—	—
Accumulated deficit	(77,059,723)	(83,172,133)	(83,184,416)
Total stockholders’ equity	2,813,733	2,444,417	2,514,137
Total liabilities and stockholders’ equity	$7,011,509	$6,057,347	$6,127,067

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2001	2002
Operating activities
Net loss	$(4,600,462)	$(3,429,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	736,358	605,517
Amortization	824,439	489,502
Bad debt expense	—	68,832
Loss on debt extinguishment	—	503,246
Debt discount amortization	—	193,363
Stock option and warrant compensation	440,898	64,194
Decrease in allowance for doubtful accounts	(96,154)	(43,265)
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(151,409)	438,621
Increase in prepaid expenses and other current assets	(36,365)	(170,472)
Decrease in other assets	6,279	48,037
Increase in accounts payable and accrued expenses	(530,578)	(233,569)
Increase in deferred revenues	23,714	185,755
Net cash used in operating activities	(3,383,280)	(1,279,485)
Investing activities
Purchases of property and equipment	(32,863)	(43,024)
Capitalized software and courseware development costs	(375,305)	(294,134)
Proceeds from loans receivable	53,023	28,334
Advances under loans (interest) receivable	(8,243)	(5,252)
Proceeds from loans receivable from related parties	—	5,503
Advances under loans receivable from related parties	(6,001)	(5,616)
Net cash used in investing activities	(369,389)	(314,189)
Financing activities
Proceeds from issuance of common stock	2,763,703	—
Proceeds from the issuance of Series E convertible Preferred Stock	188,328	—
Proceeds from issuance of Series F convertible Preferred Stock	—	225,007
Proceeds from the issuance of Series F-2 convertible Preferred Stock	—	605,064
Proceeds from the issuance of Series G convertible Preferred Stock	—	988,944
Proceeds from notes payable	1,150,000	100,000
Payments on capital lease obligations	—	(160,695)
Net cash provided by financing activities	4,102,031	1,758,320
Net increase in cash and cash equivalents	349,362	164,646
Cash and cash equivalents at the beginning of the period	243,204	2,027,771
Cash and cash equivalents at the end of the period	$592,566	$2,192,417
Supplemental cash flow information:

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

Note B — Equity Transactions

In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest.  Each share of Series F-1 Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder.  The excess of the fair value of the Preferred Stock and warrants over the carrying value of the note amounted to $267,488 and was recognized as a loss on debt extinguishment in March 2002.  The carrying value of the debt at the time of its conversion was $324,392, excluding accrued interest of $10,445.  The extinguishment of the debt resulted in the write-off of $50,121 in deferred debt issuance costs.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the amount allocated to the Preferred Stock amounted to $44,282.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002.

In May and June 2002, the Company completed the following equity financing transactions:

1.               The sale of 242,859 shares of Series F Preferred Stock for $85,000 in cash at $0.35 per share and warrants to purchase 6,071 shares of common stock at $4.00 per share.  Each share of Series F Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder.  The proceeds were allocated to the Preferred Stock and the warrants based on their relative fair values.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $57,104.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to preferred stockholders upon stockholder approval of the offering in May 2002.

2.               The sale of 17,859 shares of Series F-2 Preferred Stock for approximately $625,000 in cash at $35.00 per share (each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock) and warrants to purchase a total of 160,365 shares of common stock at $4.00 per share. The proceeds were allocated to the Preferred Stock and the warrants based on their relative fair values.  The excess of the value of common stock into which the Series F-2 Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $579,746.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to preferred stockholders upon stockholder approval of the offering in May 2002.

3.               The issuance of 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730, each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock. The excess of the fair value of the Preferred Stock and warrants over the net carrying value of the debt was $170,677 and was recognized as a loss on debt extinguishment.  The carrying value of the debt at the time of its conversion was $143,944, excluding accrued interest of $5,730.  The extinguishment of the debt resulted in the write-off of $16,038 in deferred debt issuance costs.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the amount allocated to the Preferred Stock amounted to $24,267.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002.

4.               The issuance of 3,841 shares of Series F-2 Preferred Stock in exchange for the cancellation of $126,970 of accounts payable, each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock.  The excess of the fair value of the Preferred Stock over the carrying value of the accounts payable amounting to $65,081 was recognized as a loss on the exchange.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the amount allocated to the Preferred Stock amounted to $57,627.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002.

5.               The sale of 114,305 shares of Series F Preferred Stock for $40,007 in cash at $0.35 per share and warrants to purchase 2,858 shares of common stock at $4.00 per share.  Each share of Series F Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder.  The proceeds were allocated to the Preferred Stock and the warrants based on their relative fair values.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $17,685.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to preferred stockholders upon stockholder approval of the offering in May 2002.

On July 8, 2002 the Company effected a one-for-ten reverse stock split of its common stock.  All share and per share numbers of common stock have been restated to reflect the stock split.

In September 2002, the Company issued 46,400 shares of Series G Preferred Stock at a purchase price of $21.96 per share (10 times the trailing five-day average closing price of its common stock) to accredited investors.  Under the terms of the financing agreement, the Company also issued five-year fully vested warrants to purchase 116,000 shares of common stock at $2.42 per share.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series G Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $185,883.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.  The issuance of the Series G Preferred Stock triggered an antidilution adjustment in the conversion price of the Series F, F-1 and F-2 Preferred Stock from $3.50 to $2.196.  As result, the number of common shares potentially issuable upon conversion of the Series F, F-1 and F-2 Preferred Stock has increased from 721,620 to 1,150,124.  The Company recorded a deemed dividend of $1,499,762 in connection with this adjustment.

Note C — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Numerator:
Net loss	$(1,176,186)	$(1,037,046)	$(4,600,462)	$(3,429,246)
Accrued dividends to preferred stockholders	(96,813)	(1,757,812)	(327,334)	(2,683,164)
Net loss available to common stockholders	$(1,272,999)	$(2,794,858)	$(4,927,796)	$(6,112,410)
Denominator:
Denominator for basic earnings per share — weighted-average shares	1,426,955	1,523,790	1,200,706	1,485,426
Denominator for diluted earnings per share — adjusted weighted-average shares	1,426,955	1,523,790	1,200,706	1,485,426
Basic net loss per share	$(0.89)	$(1.83)	$(4.10)	$(4.11)
Diluted net loss per share	$(0.89)	$(1.83)	$(4.10)	$(4.11)

Note D — Intangible Assets

Other intangible assets were comprised of:

	December 31 2001	September 30 2002
Developed content	1,223,800	523,800
Work force	231,257	—
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	2,664,597	1,733,340
Less accumulated amortization	(1,642,432)	(930,885)
	$1,022,165	$802,455

Amortization expense for other intangible assets is expected to be as follows:

2002	$52,645
2003	210,579
2004	210,579
2005	157,536
2006	131,014
Thereafter	40,102
$802,455

Note E — Legal Proceedings

The Virginia Department of Taxation recently completed an audit of VCampus’ sales and use tax payments from August 1998 through October 2001.  In July 2002, the Company received a draft assessment which contemplated a payment of taxes, penalties and interest by VCampus of $212,719 primarily associated with the alleged failure of VCampus to assess use tax on third-party royalties paid by VCampus to content providers for courses delivered online by the Company. This was a draft document and was not yet a formal assessment by the Virginia Department of Taxation. The Company paid $18,928 for sales and use tax and interest on non-contested items on November 1, 2002. The Company, using outside counsel, has formally contested several items covered by the draft assessment. The Company is currently contesting the penalty assessed on the non-contested items. Additionally, the Company is formally contesting the assessment of  use tax on the royalties paid by VCampus to content providers for courses delivered online by the Company. The Company is also contesting the methodology used by the Virginia Department of Taxation to estimate said royalties. The Company does not have a firm estimate of expectations of liability for this issue or anticipated legal costs, and has reason to believe that the potential liability will be reduced to the point where it will not be considered material. Accordingly, the Company cannot estimate at this time the amount of the liability to be incurred, if any. No amounts have been accrued in the financial statements for this potential liability.

The Company’s previously disclosed and ongoing dispute with a former employee has been scheduled for mediation on December 10, 2002.

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

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). Under FASB Statement No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 eliminates Statement 4 and, thus, the exception to applying APB Opinion 30, “Reporting the Results of Operations – Reporting the Efforts of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” to all gains and losses related to extinguishments of debt.  As a result, the Company has classified the charges related to the conversion of debt and issuance of warrants as other expense, instead of extraordinary loss on extinguishment of debt, in the accompanying statements of operations.

Note H — Subsequent Pro Forma Events

In November 2002, the Company issued 2,800 and 120 shares of Series G Preferred Stock at a purchase price of $24.90 per share (10 times the trailing five-day average closing price of its common stock) to accredited investors and a placement agent, respectively.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 7,000 and 300 shares of common stock at $2.74 per share to the same accredited investors and placement agent, respectively.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series G Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $12,283.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.  These transactions are reflected in the pro forma balance sheet as if such transactions had been completed on September 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company’s other SEC filings, and including, in particular, the availability of sufficient capital to finance the Company’s business plan on terms satisfactory to the Company, the Company’s history of losses, projection of future losses and need to raise additional capital, market acceptance of our current and future products, and growing competition.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Summary

For the three months ended September 30, 2002, the Company incurred a net loss to common stockholders of $2,797,858 (or $1.83 per share after accrual of dividends to preferred stockholders), as compared to a net loss to common stockholders of $1,272,999 (or $0.89 per share), for the three months ended September 30, 2001.  The net loss for the three months ended September 30, 2002 includes a non-recurring charge of $192,000 related to a lease for office space the Company is no longer using and $1,685,645 of non-cash deemed dividends to preferred shareholders in connection with the issuance of the Series G Preferred Stock.  The increase in the net loss in the third quarter of 2002 as compared to the third quarter of 2001 was due primarily to this increase in deemed dividends to preferred stockholders.

Net Revenues

	For the Three Months Ended September 30,
	2001		2002
Online tuition revenues	$1,516,767	90.4%	$1,558,116	89.8%
Virtual campus software revenues	18,142	1.1	—	0.0
Online development and other revenues	106,005	6.3	147,994	8.5
Product sales revenues	3,905	0.2	—	0.0
Other service revenues	34,014	2.0	29,697	1.7
Instructor-led training revenues	—	0.0	—	0.0
Total net revenues	$1,678,833	100.0%	$1,735,807	100.0%

Online tuition revenues increased 2.7% to $1,558,116 in the third quarter of 2002, compared to $1,516,767 for the same period in 2001. The Company believes that online tuition revenues will continue to constitute the  majority of the Company’s total revenues as the Company adds new customers and as its existing customer base matures.

Online development and other revenues increased 39.6% to $147,994 in the third quarter of 2002, compared to $106,005 for the third quarter of 2001. The increase was primarily due to an increase in the number of courses development orders and a newly awarded development contract.

Virtual campus software revenues, product sales revenues, other service revenues and instructor led-training revenues decreased due to the Company’s move to an exclusive online business focus.

The following table sets forth selected financial data:

	For the Three Months Ended September 30,
	2001		2002
Revenues	$1,678,833	100.0%	$1,735,807	100.0%
Cost of revenues	187,372	11.2	514,172	29.6
Sales and marketing	1,051,096	62.6	834,131	48.1
Product development and operations	661,565	39.4	565,505	32.6
General and administrative	467,962	27.9	430,235	24.8
Depreciation and amortization	502,455	29.9	290,740	16.7
Reorganization & other non recurring costs	—	0.0	192,000	11.1
Stock Based Compensation	—	0.0	10,995	0.6
Loss from operations	(1,191,617)	(71.0)	(1,101,971)	(63.5)
Interest income	15,431	0.9	64,925	3.8
Net loss	(1,176,186)	(70.1)	(1,037,046)	(59.7)
Accrued dividends to preferred stockholders	(96,813)	(5.7)	(1,757,812)	(101.3)
Net loss to common stockholders	$(1,272,999)	(75.8)%	$(2,794,858)	(161.0)%

Cost of Revenues

Cost of revenues increased 174.4% to $514,172 in the third quarter of 2002 as compared to $187,372 for the third quarter of 2001.  The increase was due primarily to the sale of courses with relatively high levels of associated royalties under one of the Company’s large contracts which expires in June 2003.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses decreased 20.6% to $834,131 in the third quarter of 2002 as compared to $1,051,096 for the third quarter in 2001.  Although the Company increased its sales headcount during the third quarter of 2002, compared to headcount in that area earlier in 2002, sales and marketing expenses for the three months ended September 30, 2002, nonetheless, decreased as compared to the same period in 2001 primarily due a comparatively lower headcount and direct marketing costs.  During the third quarter of 2002 and 2001, the Company contributed $150,342 and $75,879, respectively, to a marketing and development fund (the “Development Fund”) jointly administered by the Company and one of its larger customers as required pursuant to the terms of the Company’s contract with that customer.  The Development Fund’s primary goal is to fund marketing and development to grow online revenues for both that customer and derivatively for the Company in the form of course registration fees.  Amounts required to be contributed by the Company to the Development Fund are determined under the contract based on meeting or exceeding certain thresholds in course registrations on that customer’s virtual campus which amounts, are expensed as marketing costs in the same period as the Company recognizes revenue from such registrations.  Contributions to the Development Fund represented 29.3% and 22.6% of the recognized revenues attributable to that customer in the third quarter of 2002 and 2001, respectively.

Product Development and Operations.  Product development and operations expenses decreased 14.5% to $565,505 in the third quarter of 2002 as compared to $661,565 for the third quarter of 2001.  The decrease was due to the Company’s cost cutting initiatives primarily in headcount and data center outsourcing costs.

General and Administrative.  General and administrative expenses decreased 8.1% to $430,235 in the third quarter of 2002 as compared to $467,962 for the third quarter of 2001.  The decrease was due to the Company’s cost cutting initiatives primarily in headcount and associated overhead.

Depreciation and Amortization.  Depreciation and amortization expense decreased 42.1% to $290,740 in the third quarter of 2002 as compared to $502,455 for the third quarter of 2001.  The decrease was due primarily to the fact that certain of the Company’s fixed as well as intangible assets have been fully depreciated and amortized, respectively.  In addition, upon the adoption of FAS 142 on January 1, 2002, the Company ceased amortization of goodwill.

Reorganization and other non-recurring charges.  Reorganization and other non-recurring charges were $192,000 in the third quarter of 2002 and represent the minimum amount due under a lease for office space the Company is no longer using.

Interest Income.  Interest income for the three months ended September 30, 2002 consists primarily of debt discount and deferred debt offering costs amortization related to the remaining balance of the $925,000 of convertible promissory notes issued in December 2001.  This was partially offset by the cancellation of a put liability in connection with warrants to purchase the Company’s stock.  Interest income for the three months ended September 30, 2001 was primarily derived from income earned on divestiture related notes receivable.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Summary

For the nine months ended September 30, 2002, the Company incurred a net loss of $6,112,410 (or $4.11 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $4,927,796 (or $4.10 per share) for the nine months ended September 30, 2001.  The increase in the net loss for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was due primarily to the increase in dividends to preferred stockholders as a result of issuance of the Series F, F-1, F-2 and G Preferred Stock, and the $503,246 of loss on debt extinguishments recorded during the nine months ended September 30, 2002.  The decrease in total revenues in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was more than offset by the decrease in operating expenses in the same two periods.

Net Revenues

	For the Nine Months Ended September 30,
	2001		2002
Online tuition revenues	$4,725,867	86.6%	$4,377,821	90.5%
Virtual campus software revenues	60,613	1.1	—	0.0
Online development and other revenues	422,679	7.7	381,331	7.9
Product sales revenues	42,040	0.8	—	0.0
Other service revenues	105,848	1.9	75,564	1.6
Instructor-led training revenues	102,584	1.9	—	0.0
Total net revenues	$5,459,631	100.0%	$4,834,716	100.0%

Online tuition revenues decreased 7.4% to $4,377,821 for the nine months ended September 30, 2002, compared to $4,725,867 for the same period in 2001. The decrease is primarily due to a decrease in revenue from clients within the telecommunications industry.

Online development and other revenues decreased 9.8% to $381,331 for the nine months ended September 30, 2002, compared to $422,679 for the same period in 2001.  The decrease is primarily due to a decrease in course development orders.

Virtual campus software revenues, product sales revenues, other service revenues and instructor-led training revenues decreased due to the Company’s move to an exclusive online business focus.

The following table sets forth selected financial data:

	For the Nine Months Ended September 30,
	2001		2002
Revenues	$5,459,631	100.0%	$4,834,716	100.0%
Cost of revenues	901,496	16.5	1,086,536	22.5
Sales and marketing	3,728,946	68.3	2,208,511	45.7
Product development	1,880,531	34.4	1,703,064	35.2
General and administrative	1,577,548	28.9	1,219,252	25.2
Depreciation and amortization	1,560,797	28.6	1,095,019	22.7
Reorganization & other non recurring costs	—	0.0	192,000	4.0
Stock-based compensation	440,898	8.1	64,194	1.3
Loss from operations	(4,630,585)	(84.8)	(2,733,860)	(56.6)
Interest income	30,123	0.5	(192,140)	(4.0)
Loss on debt extinguishment	—	0.0	(503,246)	(10.4)
Net loss	(4,600,462)	(84.3)	(3,429,246)	(71.0)
Accrued dividends to preferred stockholders	(327,334)	(6.0)	(2,683,164)	(55.5)
Net loss to common stockholders	$(4,927,796)	(90.3)%	$(6,112,410)	(126.5)%

Cost of Revenues

Cost of revenues increased 20.5% to $1,086,536 for the nine months ended September 30, 2002 as compared to $901,496 for the same period in 2001.  The increase was due primarily to the sale of courses with relatively high associated royalties under one of the

Company’s large customer contracts which expires in June 2003.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses decreased 40.8% to $2,208,511 for the nine months ended September 30, 2002 as compared to $3,728,946 for the same period in 2001.  Although the Company increased its sales headcount during the third quarter of 2002 compared to headcount in that area earlier in 2002, sales and marketing expenses for the nine months ended September 30, 2002, nonetheless, decreased as compared to the same period in 2001 primarily due a comparatively lower headcount and direct marketing costs.  During the nine months ended September 30 2002 and 2001, the Company contributed $396,800 and $266,228, respectively, to a marketing and development fund (the “Development Fund”) jointly administered by the Company and one of its larger customers as required pursuant to the terms of the Company’s contract with that customer.  The Development Fund’s primary goal is to fund marketing and development to grow online revenues for both that customer and derivatively for the Company in the form of course registration fees.  Amounts required to be contributed by the Company to the Development Fund are determined under the contract based on meeting or exceeding certain thresholds in course registrations on that customer’s virtual campus which amounts, are expensed as marketing costs in the same period as the Company recognizes revenue from such registrations.  Contributions to the Development Fund represented 28.8% and 23.0% of the recognized revenues attributable to that customer in the nine months ended September 30, 2002 and 2001, respectively.

Product Development and Operations.  Product development and operations expenses decreased 9.4% to $1,703,064 for the nine months ended September 30, 2002 compared to $1,880,531 for the same period in 2001.  The decrease was due to the Company’s cost cutting initiatives primarily in headcount and data center outsourcing costs.

General and Administrative.  General and administrative expenses decreased 22.7% to $1,219,252 for the nine months ended September 30, 2002 as compared to $1,577,548 for the same period in 2001.  The decrease was due to the Company’s cost cutting initiatives primarily in headcount and associated overhead.

Depreciation and Amortization.  Depreciation and amortization expense decreased 29.8% to $1,095,019 for the nine months ended September 30, 2002 as compared to $1,560,797 for the same period in 2001.  The decrease was due primarily to the fact that certain of the Company’s fixed, as well as intangible, assets have been fully depreciated and amortized, respectively.  In addition, upon the adoption of FAS 142 on January 1, 2002, the Company ceased amortization of goodwill.

Stock-based compensation.  Stock-based compensation expense for the nine months ended September 30, 2002 consists primarily of the fair value of stock issued as a sign-on bonus to the Company’s newly appointed CFO and as customary payment to certain of the Company’s non-employee directors for their participation in Board and Board Committee meetings.  Stock-based compensation expense for the nine months ended September 30, 2001 includes the final vesting of warrants issued to Qwest Communications (approximately $166,000) related to their equity investment in VCampus in the second quarter of 2000 and compensatory stock options and stock warrants issued in conjunction with the issuance and extinguishments of debt to and  by two VCampus directors, both based on the Black-Scholes valuation method

Interest expense.  Interest expense for the nine months ended September 30, 2002 consists primarily of debt discount and deferred debt offering costs amortization related to remaining balance of the $925,000 of convertible promissory notes issued in December 2001.  Interest income for the nine months ended September 30, 2001 was primarily derived from income earned on divestiture related notes receivable.

Liquidity and Capital Resources

As of September 30, 2002, the Company had $2,192,417 in cash and cash equivalents, an increase of $164,646 from December 2001, attributable primarily to financings and customer prepayments, partially offset by the net loss during that period.  Cash utilized in operating activities was $1,279,485 for the nine months ended September 30, 2002. Net cash used in operating activities for the same period in 2001 was $3,383,280. The decrease in cash utilized in operating activities is primarily due to reductions in operating loss.

Net cash utilized in investing activities was $314,189 for the nine months ended September 30, 2002 and $369,389 for the nine months ended September 30, 2001. The use of cash for investing activities in both periods was primarily attributable to software development costs that were capitalized.

Net cash provided by financing activities was $1,758,320 for the nine months ended September 30, 2002 and $4,102,031 for the nine months ended September 30, 2001.  Cash provided by financing activities in the nine months ended September 30, 2002 primarily consisted of cash proceeds received from the issuance of Series F, F-2 and G convertible Preferred Stock.  Under the terms of the Company’s equity line agreement with H&QGF, which was terminated during 2001, the Company drew down $213,150 during January and February 2001.  In February 2001, the Company secured $1,150,000 of debt financing through the issuance of short-term notes bearing interest at 10% to Barry Fingerhut, then a director and stockholder of the Company, and John Sears, a director of the Company.  These notes were cancelled in March 2001 in exchange for shares of common stock and warrants.  In May and June 2001, the Company raised approximately $3,200,000 though the issuance of common stock and warrants.

In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest.  Each share of Series F-1 Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder.

In May and June 2002, the Company completed the following equity financing transactions:

1.               The sale of 242,859 shares of Series F Preferred Stock for $85,000 in cash at $0.35 per share and warrants to purchase 6,071 shares of common stock at $4.00 per share.  Each share of Series F Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder.

2.               The sale of 17,859 shares of Series F-2 Preferred Stock for approximately $625,000 in cash at $35.00 per share, each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock, and warrants to purchase a total of 160,365 shares of common stock at $4.00 per share.

3.               The issuance of 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730, each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock.

4.               The issuance of 3,841 shares of Series F-2 Preferred Stock in exchange for the cancellation of $126,970 of accounts payable, each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock.

5.               The sale of 114,305 shares of Series F Preferred Stock for $40,007 in cash at $0.35 per share and warrants to purchase 2,858 shares of common stock at $4.00 per share.  Each share of Series F Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder.

The conversion price applicable to the Series F, F-1 and F-2 Preferred Stock adjusted automatically from $3.50 to $2.196 as a result of antidilution rights triggered by the Series G financing in September 2002.

In September 2002, the Company issued 46,400 shares of Series G Preferred Stock at a purchase price of $21.96 per share (10 times the trailing five-day average closing price of its common stock) to accredited investors.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 116,000 shares of common stock at $2.42.  Each share of Series G Preferred Stock is convertible into 10 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series G Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $185,883.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.

The Company expects negative cash flow from operations to continue at least into the third quarter of 2003.  VCampus will need to raise additional funds, by as early as the end of 2002,  through public or private sale of equity or debt securities or from other sources to build the Company’s core online business and to maintain compliance with NASDAQ SmallCap Market listing requirements.  The Company cannot assure that additional funds will be available when needed, or that if funds are available, they will be on terms favorable to the Company and its stockholders.  If unable to obtain sufficient funds or if adequate funds are not available on terms considered acceptable, the Company may be unable to meet its business objectives. A lack of sufficient funds could also prevent VCampus from taking advantage of important opportunities or being able to respond to competitive conditions. Any of these results could have a material adverse effect on the business, financial condition and results of operations for the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.  Controls and Procedures

(a) Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation and as a result of the corrective actions set forth below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  Based upon that evaluation, the Company instituted additional controls designed to ensure that all decisions relating to financial or accounting matters, including in particular decisions regarding disclosure of financial or operating performance information, are routed through and approved by the Company’s Chief Financial Officer prior to release.  In addition, at the direction of the Chief Executive Officer, the Company’s Controller plans to issue a Company-wide communication reminding all employees to report to the Controller any events that might warrant public disclosure by the Company.

(b) Except as noted below, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Based on the Company’s evaluation, the Company has since instituted a new policy designed to ensure that the same accounting department employees handling check disbursements are not also responsible for opening and reconciling the bank statements.  In addition, the Company has instituted a policy whereby each week the responsibility for bank deposits is rotated to a different employee.  Finally, at the direction of the Chief Executive Officer, the Company is updating its list of authorized signatories required for undertaking various purchases and other obligations and is communicating this information and related policies to all employees.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Virginia Department of Taxation recently completed an audit of VCampus’ sales and use tax payments from August 1998 through October 2001. The Company first received a draft assessment which contemplated a payment of taxes, penalties and interest by VCampus of $212,719 primarily associated with the alleged failure of VCampus to assess use tax on third-party royalties paid by VCampus to content providers for courses delivered online by the Company. This was a draft document and was not yet a formal assessment by the Virginia Department of Taxation. The Company paid $18,928 for sales and use tax and interest on non-contested items on November 1, 2002. The Company, with outside counsel, has formally contested several items covered by the draft assessment. The Company is currently contesting the penalty assessed on the non-contested items. Additionally, the Company is formally contesting the assessment of  use tax on the royalties paid by VCampus to content providers for courses delivered online by the Company. The Company is also contesting the methodology used by the Virginia Department of Taxation to estimate said royalties. The Company does not have a firm estimate of expectations of liability for this issue or anticipated legal costs, and has reason to believe that the potential liability will be reduced to the point where it will not be considered material. Accordingly, the Company cannot estimate at this time the amount of the liability to be incurred, if any. No amounts have been accrued in the financial statements for this potential liability.

The Company’s previously disclosed and ongoing dispute with a former employee has been scheduled for mediation on December 10, 2002.

Item 2. Changes in Securities

(a)       No modifications.

(b)      No limitations or qualifications.

(c)       From July 1, 2002 to September 30, 2002, the Company issued the following unregistered securities:

46,400 shares of Series G Preferred Stock for $1,018,944 in cash at  $21.96 per share and five-year fully vested warrants to purchase 116,000 shares of common stock at $2.42 per share.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.

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

Item 5. Other Information.

In July 2002, the Company engaged Ernst and Young LLP, its independent auditor, to review and prepare its 2001 federal and state income tax returns.  The Company’s audit committee approved and ratified this engagement on November 1, 2002.

In November 2002, the Company issued 2,800 and 120 shares of Series G Preferred Stock at a purchase price of $24.90 per share (10 times the trailing five-day average closing price of its common stock) to accredited investors and a placement agent, respectively.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 7,000 and 300 shares of common stock at $2.74 per share to the same accredited investors and placement agent, respectively.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series G Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $12,283.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.  These transactions are reflected in the pro forma balance sheet as if such transactions had been completed on September 30, 2002.

Item 6. Exhibits

(a)          Exhibits

Exhibit No.

Exhibit No.

Description
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

(b)         Reports on Form 8-K.

1.               VCampus filed a current report on Form 8-K on July 8, 2002 announcing completion of its 1-for-10 reverse stock split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

VCAMPUS CORPORATION

By: /s/ DANIEL J. NEAL
Daniel J. Neal
Chief Executive Officer

By: /s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Chief Operating Officer and Chief
Financial Officer
(Principal Financial and Accounting
Officer)

Date: November 14, 2002

Section 302 Certification

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Daniel J. Neal, CEO, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of VCampus Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ DANIEL J. NEAL
Daniel J. Neal
Chief Executive Officer

Section 302 Certification

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Christopher L. Nelson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of VCampus Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

Description
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act