Form 10-K
period 2002-12-31
VCAMPUS CORP
filed 2003-03-31
CIK 943742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-21421

VCAMPUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1290319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Centennial Park Drive
Suite 200
Reston, Virginia	20191
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 703-893-7800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($0.01 par value per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act) Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on June 30, 2002, on the Nasdaq SmallCap Market System was approximately $4,468,611 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 26, 2003, the registrant had outstanding 1,581,307 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company’s other SEC filings, and including, in particular: limited operating history in targeted markets; losses and negative operating cash flows; future capital needs and uncertainty of additional funding; difficulties in managing rapid growth; risks associated with acquisitions and integration of acquired operations; competition; developing market, rapid technological changes and new products; dependence on online distribution; substantial dependence on courseware and third party courseware providers; substantial dependence on third party technology; and limited marketing experience and substantial dependence on third party distribution. All references to the “Company” or “VCampus” herein shall mean VCampus Corporation and its subsidiaries: Cognitive Training Associates, Inc., a Texas corporation (“CTA”); Cooper & Associates, Inc., an Illinois corporation, d/b/a Teletutor (“Teletutor”); HTR, Inc., a Delaware corporation (“HTR”); and UOL Leasing, Inc., a Delaware corporation.

PART I

Item 1.  Business.

VCampus Corporation (or the “Company”)  is a leading provider of outsourced e-learning solutions. The Company manages and hosts Internet-based learning environments for corporations, government agencies, institutions of higher education, and associations. The Company’s services cover a broad range of e-learning programs, from enrollment and payment to course development and delivery, as well as tracking of students’ progress and reporting of results.

Through its proprietary software the Company provides customers with comprehensive solutions on an outsourced, or hosted, basis.  The Company believes that its outsourced hosting approach to web-based e-learning services provides significant business advantages to its customers. The Company charges customers a relatively low upfront fee to establish a customized virtual campus, or “vcampus”, and then charges customers on either a subscription or usage basis for the service on an ongoing basis.  The Company believes this model creates a consistent revenue stream, as well as a “backlog” of revenue for the Company.  The Company believes that these factors, particularly when combined with the relatively high switching costs customers incur to change e-Learning service providers, provide a solid revenue base for the Company.  The Company believes its market strengths to be:

•                  a rapid, non-time-consuming implementation, achieved in a matter of days;

•                  minimal upfront investment required for the service;

•                  ready-to-go library of over 7,200 online courses;

•                  consistent delivery of high-quality courseware;

•                  proven system performance and scalability;

•                  delivery of content from virtually any source; and

•                  system compliance with industry standards (SCORM (Shareable Content Object Reference Model), Section 508 (of the Federal Rehabilitation Act), AICC (Aviation Industry Computer-based Training Committee – established standards of interoperability) and SOAP (Simple Object Access Protocol).

VCampus believes that it holds several key advantages in the e-learning marketplace:

Diverse customer list. VCampus has a diverse set of customers, including relationships with the Company that have extended for as many as six years. VCampus’ customer base is noteworthy for representing a wide range of sectors, including corporations, government agencies, institutes of higher education, professional associations and retail-oriented training sites.

Diversified business base. VCampus serves customers from a wide variety of market sectors – including corporations, associations, government agencies, and institutes of higher education. As such, the Company is able to provide its customers with a unique ability to participate in communities of learning. The VCampus platform enables VCampus customers to share content, thereby creating cross-sale opportunities from customer to customer. Several VCampus customers successfully sell their content to other VCampus customers simply by offering their content on the advanced Vcampus platform.

Open technology. The VCampus technology affords customers a number of advantages in terms of its ability to rapidly and cost-effectively implement a comprehensive and secure e-learning and training environment.  The Company’s content-neutral, open architecture platform allows for access to a wide range of aggregated content, the ability to quickly add new functionality, leverage new technology and to support a vast number of users. The Company’s recently introduced web services capabilities enable customers to easily integrate VCampus technology with other existing systems (including enterprise resource planning systems and human resource information systems).

Expansive library of content aggregated from leading sources. Using VCampus’s proprietary course development technology, known as its Course Construction Set, a customer’s own training materials may be combined with the Company’s off-the-shelf, third-party content library consisting of thousands of courses, on subjects including management skills, information technology, telecommunications and personal development, to design a comprehensive training curriculum.  The Company’s existing content library, marketed as ContentMatters™, includes over 2,500 publicly-available online courses from approximately 25 leading providers, including SkillSoft, NETg, Element K, American Media, Dearborn Financial Publishing, NIIT and Crisp Learning. The Company also has agreements to distribute some courseware that has been developed by its customers, such as the New York Institute of Finance, to other VCampus customers. VCampus’ wholly-owned library of telecommunications and desktop publishing courses are marketed under the Teletutor and VCampus brand names.

Extensive experience. The Company has delivered over 2.6 million courses over the past seven years.  Currently the Company has over 740,000 enrolled users.  The Company has operated in the e-learning space for more than seven years. VCampus maintains solid, long-term relationships with established customers and benefits from a highly experienced and knowledgeable management team.

Flexibility. The Company’s technology and implementation process is flexible to respond to diverse customer needs. The Company offers rapid implementation on a content-neutral platform that allows access to both off-the-shelf and proprietary courseware. The Company offers customization of its products and services for each customer, as well as rapid incorporation of new technologies. The Company’s technology and services are designed to be scaleable on demand to meet customer needs.

Comprehensive Solution. VCampus offers a completely hosted solution, accessible by virtually any web browser. The VCampus solution includes a leading edge Learning Management System, Course Construction Set ™ and Courseware Delivery Engine. The technology and service have been proven and tested through successful implementations for scores of customers, where thousands of students have experienced VCampus-based e-Learning for up to seven years.

Industry Background

The Company believes the market for e-learning, with a 2002 market size of approximately $10.3 billion in the U.S. according to Brandon-Hall, is continuing to grow, in spite of the “dot com” crash and the current downturn in the economy.  Both IDC and Brandon-Hall expect an increase in corporate and government e-learning spending in 2003 and beyond, with IDC predicting a compound average growth rate (CAGR) of 36.7 percent between 2001 and 2006.  Management believes this steady increase provides the Company with significant opportunity for growth.  Additionally, the Company expects significant industry growth in content revenues.

IDC updated its projections for the corporate e-learning market worldwide in January 2003 in its study entitled “Market Analysis:  Begin Act II:  Worldwide and U.S Corporate e-learning Forecast 2002-2006.”  This study predicts the market will grow from $6.6 billion in 2002 to $23.7 billion in 2006.  The US market represents the largest national e-learning market for vendors and IDC predicts it will grow 36.5% over the next five years.  IDC reports that corporate e-learning remains one of the fastest growing markets it tracks and presents vendors with the opportunity for financial success.

Overall findings by multiple organizations show an increase in the e-learning market in 2002, with an increase again in 2003 and beyond.  A study by Brandon-Hall, entitled “The Growth of e-learning in 2002:  Profile of Industries and Departments,” found that of the 112 responses from corporate users, 89 percent said at least one department within their organization had started using or expanded its use of e-learning since the beginning of the year.  Additionally, 94 percent of the respondents said they plan to expand the use of e-learning in at least one area of their company in 2003.

In spite of the economic downturn and the slow recovery of corporate training budgets, e-learning continues to gain share against its mainstay education and training counterparts.  Buyers in 2001 and 2002 became more educated about e-learning as a solution and a process.  Purchasers in this dynamic market are more educated than the earliest adopters of e-learning.  The Company believes corporate buyers will drive longer sales cycles, rigorous sets of requirements in requests for proposals (RFPs), and will be focused on addressing business needs.  Additionally, the Company has observed that sales cycles have lengthened in both the government and commercial markets, averaging between 8 and 12 months.

Company Strategy

The Company’s mission is to be the leading service provider of integrated e-learning solutions by helping customers improve their performance and achieve their goals. The Company’s strategies to achieve this objective include continuing to: focus on high-revenue opportunities, develop strategic relationships, develop strategic content, provide superior customer service, and develop new and upgrade existing technologies. The Company’s strategy also includes increasing revenue from each customer by converting more of each customer’s proprietary content to online distribution through the VCampus platform.  The Company also intends to grow the cross-selling of content between various customers. The intended result is increased penetration and enhanced customer loyalty.

Focus on High-Revenue Opportunities

VCampus is focused on finding and developing new opportunities for significant revenue based on three factors. The Company seeks sales opportunities in which: 1. training is for a large audience  (e.g., employee base of government institution or corporation or students of distance education school); 2. training is required  (e.g., mandatory for employees, required certification, academic degree); and 3. training is paid for by a third party, not by the student (e.g., paid directly by employer or through tuition assistance programs).

The Company believes that the highest-growth segment of the e-learning market is the service of online distance education programs for institutions of higher education. Although the Company maintains customers in this segment, management believes the Company’s technology needs to become more competitive for this segment. Consequently, the Company is currently developing upgraded technology designed to attract and maintain higher education customers. Additionally, the Company is working to develop significant new customer relationships with institutions of higher education offering significant distance learning programs online.

Develop Strategic Relationships

Based on success with  past and current relationships with several customers, the Company targets organizations that provide the opportunity for mutual benefit from a multi-faceted relationship. Typically, target partners provide classroom-based training to a wide audience but have not yet incorporated online training into their training model. VCampus enables organizations to add online learning quickly, efficiently and inexpensively. Collaboration opportunities include online delivery of content the customer converts, conversion and online delivery of courses by the Company and development of courses for online delivery which would be owned, at least partially, by the Company.

Develop Strategic Content

The Company invests in the development of courses deemed strategic in nature to attract customers with strong revenue prospects. Typically, these courses are developed in collaboration with a recognized subject matter expert. Content considered for co-development must lend itself a large, reachable audience and offer the audience a powerful reason to attend the course (e.g., compliance with laws, certification, Continuing Professional Education credits (CPEs) or Continuing Education Units (CEUs)). Examples of strategically-developed courses at VCampus include Information Security and several HIPPA (Health Insurance Portability and Accountability Act) courses. Courses so developed may be owned, at least partially, by the Company.

Provide Superior Customer Service

VCampus’ core customer service principle is to deliver uniquely superior service through creative, committed and well-trained employees who work as a team.  The Company utilizes TeamCareSM, a service methodology grounded upon developing relationships between key players from both VCampus and each customer.  The partnership includes an executive member, a project manager, an account manager and the customer care center. Each member of the team has a defined series of roles and responsibilities for monitoring and supporting the health and growth of the customer relationship. Furthermore, the team is responsible for continuous review of the customer’s content needs, introduction of existing and new VCampus services, recommendation of suitable additional content, identification of the potential need for custom courseware development, pedagogy and instructional design and the recommendation of platform configurations for customer-specific business processes.

Develop and Upgrade Proprietary Technology

The Company intends to maintain its position as a leader in online courseware delivery technology by continuing to develop and enhance the features and functionality of its proprietary technology. VCampus’s system is designed to accommodate users on both low and high bandwidth connections, enabling the Company to serve a wide range of end users without requiring a large investment on their part. Additionally, the VCampus system is a completely outsourced system; no investment in software or hardware is required of customers or students (other than access to the Internet via a web browser).

During 2002, VCampus announced the Launch of VNexus™, a next generation platform making VCampus the first e-learning company to launch a fully SOAP-compliant Learning Management platform with superior web services capabilities. By standardizing on the SOAP protocol, VNexus employs XML, a recognized universal standard, to communicate with an organization’s information technology infrastructure. XML provides inherent flexibility because it can operate across any operating system or platform, thereby reducing possible barriers to integration. Recognizing that some organizations have not standardized on XML, VCampus also offers other communication formats with VNexus.

VCampus plans to release major upgrades of its technology during 2003 as well. The Company believes these upgrades will lower the cost of course delivery, increase the scalability and reliability of the system and improve the ease of use for both learners and content courseware authors. The Company plans major platform upgrades designed to dramatically increase the technology’s applicability to the higher education distance learning market.

Products and Services

VCampus offers a wide range of products and services, the majority of which center around a virtual campus or “vcampus.” The vcampus mimics the functions of a university campus on the Internet – handling student admissions, registrations, course delivery, grading and tracking. Customers are able to choose from the Company’s extensive off-the-shelf library, convert existing courses to an online format, or use courses provided by another vendor, all for use within their vcampus.

The Company’s technology allows customers to use a variety of content on an open, internet-based architecture, on an outsourced hosting basis. The system displays each customer’s graphical “look and feel.”  Management believes this open architecture makes VCampus’ hosted technology more flexible than that of many of its competitors.

The Company’s vcampus is a centrally-hosted e-Learning delivery and tracking system accessible by virtually any Internet-ready PC. Students generally enroll in the Company’s courses online through a VCampus, but have the option to enroll in person, by telephone or through the mail. Customers also have the ability to register students in bulk. Once registered,  students can access the courseware online, typically through a PC connected to the Internet or through a corporate intranet or extranet. When a student has completed the course, he or she will receive credit or certification, if appropriate. The VCampus technology is a proven system, having served approximately 2.6 million courses since introduction.

The VCampus environment is customizable and designed for ease of administration and access to students, instructors and training administrators. In addition, by using any combination of courses from the Company’s courseware library and the customer’s own internal training libraries, customers can offer a variety of distance learning options.

The VCampus supports a wide variety of tools and utilities supplied by third parties, such as Netscape Navigator/Communicator, Microsoft Internet Explorer, Macromedia Shockwave and Flash, Real Networks Streaming, and other browser-based plug-ins.  In addition, the Company has developed the following proprietary software tools that facilitate the functionality of the VCampus:

The Courseware Delivery Engine — a proven system for presenting the total e-learning experience. This product was designed and built to serve as an integrated, Web-based courseware construction and delivery tool. First delivered in August 1997, the product has been used to build and deliver the Company’s courseware library of more than 7,200 online courses as of December 31, 2002. The VCampus Courseware Delivery Engine provides a simple, easy-to-use environment for instructors and students capable of assessing, tracking and testing students as they complete a course.

The Course Construction Set — is designed to be simple to use yet rich in possibilities and performance. The courseware developer has access to a complete suite of Web-based tools necessary to construct and deliver highly interactive, online courses. The “PointPage” functionality of the product provides a choice of methods for displaying content. The “Activity Studio” enables non-programmers to construct and include multimedia-rich (animation, sound and student interactivity) activities by answering a few simple questions. Courseware developers can also take advantage of the testing system, which includes many advanced features such as question randomization and pooling. Additionally, courseware developers can choose to link selected test questions and PointPages to learning objectives, which allows a courseware developer to group content and assess a student’s progress based on performance.

The Curriculum Group Manager — allows training managers to create an enterprise-wide individualized training program by facilitating the grouping of students with similar education needs and abilities to appropriate groups of courses within a VCampus. The result is a specific student “Training Plan” designed to guide students to courses that match the student’s ability. Additionally, the Training Plan can evaluate a student’s performance in each course against standards established for test scores and attendance.

Batch/Mass Enrollment Tools — facilitate the enrollment of large groups into the vcampus and/or courses. Organizations with a large population of students can use this tool to import demographic data from legacy enterprise resource planning or human resources systems, thus streamlining the implementation process.

To provide a complete learning experience for customers, the Company also provides threaded discussions (VDiscussion), live virtual meetings (VMeeting), online surveys (VSurvey), platform administrator training, Course Construction Set training, e-Learning consulting on strategy and overall programs, custom courseware development and integration with other systems through VNexus.

Existing Courseware Library

The Company currently offers approximately 7,200 courses real-time on its e-learning system and has the rights to offer an additional 2,600 which can be promptly added in response to customer requests.  The Company’s 2,500 publicly-available courses are marketed under the name ContentMattersTM. The Company’s courseware strategy involves the provision of the following three components:  (1) strategically-developed courses from VCampus; (2) COTS, or commercial off-the-shelf, courses from a variety of leading third-party course vendors; and (3) custom courseware development for the proprietary training needs of the Company’s customers.

Strategically Developed Courses

The Company invests in the development of courses which management deems strategic in nature to attract customers with strong revenue prospects. Typically, this type of course is developed in partnership with a leading expert in the field. Content considered for co-development must target a large, reachable audience and offer the audience some compelling reason to attend the course (e.g., compliance with laws, certification, CPEs or CEUs). Examples of strategically-developed courses include Information Security and several HIPPA courses. Courses so developed may be owned, at least partially, by the Company.

COTS Library

The Company currently offers approximately 2,500 online courses real-time on its e-learning system and has the rights to offer an additional 2,600 which can be promptly added in response to customer requests.  The current library was built from a combination of acquisitions, the Company’s own development efforts and relationships with leading content providers such as SmartForce, NETg, NIIT, Infosource, Vital Learning, Crisp Publications Inc., Marcom, Aztec Software and American Media Inc.  Although the Company does not provide accreditation or certification itself, a number of its current courses provide either accreditation or certification through its content providers.

Custom Library

The Company’s existing custom courseware library includes approximately 4,700 online courses built by VCampus corporate, higher education and government customers for their own proprietary use.  The Company believes these courses provide more long-term revenue potential than commercial off-the-shelf courses, which are beginning to become commoditized and might continue to become so over time.  The Company believes the growth of this custom library is evidence of customer satisfaction with the Company’s authoring and delivery products.

Customers

The Company’s primary target markets are the government, corporate training and higher education distance learning markets. As a result of the telecommunications market “melt-down,” the Company experienced high customer turnover due to its heavy exposure to telecommunications customers. Since 2001, Management has intentionally broadened the customer base of the Company to reduce the vulnerability to a downturn in any one particular market. The Company’s online tuition revenues were balanced fairly equally among the three segments in 2002. In 2002, two customers, Park University and the U.S. Department of Veterans Affairs accounted for approximately 31% and 11% of the Company’s revenues, respectively.  The Company currently anticipates that future revenues may be derived from sales to a limited number of customers. Accordingly, the cancellation, non-renewal or deferral of a small number of contracts could have a material adverse effect on the Company.

Sales and Marketing

The Company’s primary marketing goals are to identify and attract organizations that offer large potential relationships with the Company. VCampus is targeting industries and organizations that require mandatory training, reach a large potential audience and are well served by the Company’s e-Learning solutions. Primary markets include the federal government, the healthcare, insurance, financial services/banking, pharmaceuticals and manufacturing industries, and institutes of higher education offering extensive adult distance learning.

In addition to direct sales efforts, the Company markets its products and services through a variety of means, including the Web, public relations, trade shows, direct mail, trade publications, customers, resellers and strategic partners. The Company believes that forming strategic marketing alliances with parties who will sell, promote and market the Company’s products and services will be important for growth.

Competition

The market for online educational and training products and services is highly competitive and will likely intensify. Although VCampus believes it was the first company to offer Web-based, interactive, on-demand content, there are no substantial barriers to entry in the online education and training market. Competition in the developing market for online training and education is based upon various factors, including quality, breadth and depth of content, marketing and third party relationships, quality, flexibility, reliability of delivery system and pricing.

A number of companies, including SkillSoft, Click2learn, DigitalThink, Saba and Docent compete in this market, as well as many others. In addition to traditional classroom and distance learning providers, other institutions such as Apollo Group (through University of Phoenix Online) offer their own accredited courses online or in an e-mail-based format. They, and many other education providers, use some of the Company’s methods, including e-mail, bulletin boards, threaded discussion and electronic conferencing, as well as other delivery methods such as satellite communications and audio and videotapes.

Management believes that it is becoming increasingly apparent that e-learning providers must not only remain technologically advanced but also, more importantly, offer “complete” solutions. This “complete solution” approach includes offering customers access to a large library of high quality, off-the-shelf courses; the ability to produce customized courses quickly and effectively; and value-added features that allow flexibility and scalability, thereby maintaining the learner as the number one proponent. Additionally, successful e-learning solutions must be affordable, convenient and easy to use and administer.

Although there is a broad range of approaches to the e-learning marketplace, most can be generally categorized as follows, though several companies are active in more than one segment:

ASP Hosted Services: Provide consolidated access to learning and training from multiple sources by aggregating, hosting and distributing content.

Examples:  VCampus, GeoLearning, Docent, Saba, Click2learn and KnowledgePlanet.

Technology, Software, Learning Management System (LMS): Provide specific software tools and infrastructure to companies that typically implement technology and applications behind a corporate firewall.  These are usually sold under a one-time, non-annuity license/maintenance model.

Examples: Saba, Docent, WBT Systems, Pathlore and Plateau Systems.

Content: Create the e-learning courses used to train corporate employees. Content typically falls into one of the three generic categories: information technology, soft skills and customized content.  Leading content providers often provide support services in conjunction with their content.

Examples:  SkillSoft, DigitalThink, Element K, ExecuTrain, Learning Tree International and New Horizons.

Professional Services and Consulting: Provide consulting, implementation and support services, contract content development and distribution.

Examples:  Intellinex, DigitalThink and Collegis.

Most of the Company’s competitors have significantly greater financial, technical and marketing resources than the Company. The Company will require financing to compete effectively in this rapidly evolving market. In addition, any of these competitors may be able to respond more quickly than the Company to new or emerging technologies and to devote greater resources to the development, promotion and sale of their services. A number of the Company’s current customers and partners have also established relationships with certain of the Company’s competitors, and future customers and partners may establish similar relationships. In addition, the Company’s partners could use information obtained from the Company to gain an additional competitive advantage over the Company. The Company’s competitors may develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company’s products and services.

Government Regulation and Legal Uncertainties

The Company is not currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses, and there are currently few laws or regulations directly applicable to access or to commerce on online networks. Due to the increasing popularity and use of online networks, it is possible that a number of laws and regulations may be adopted with respect to online networks, covering issues such as user privacy, pricing, taxation and/or the characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of online networks, which could in turn decrease the demand for the Company’s products and increase the Company’s cost of doing business or otherwise have an adverse effect on the Company. Moreover, the applicability to online networks of existing laws governing issues such as intellectual property ownership, sales taxes, libel and personal privacy is uncertain. Furthermore, as a publisher of educational materials, the Company could be subject to accreditation or other governmental regulations. Any new legislation or regulation applicable to online networks, the Company or its products or services could have a material adverse effect on the Company.

Because materials may be downloaded by the online or Internet services operated or facilitated by the Company or the Internet access providers with which it has a relationship and be subsequently distributed to others, there is a potential that claims will be made against the Company for copyright or trademark infringement or based on other legal theories. Such claims have been brought against online services in the past. Although the Company carries general liability insurance, the Company’s insurance may not cover claims of this type, or may not be adequate to cover all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company.

Trademarks and Proprietary Rights

The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon federal statutory as well as common law copyright and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company owns registered trademarks in the United States for The e-Learning Solution Provider, Teletutor, The Chalkboard, VCampus, the VCampus logo, VCampus.com, Take It Online, Point Page, and Course Construction Set.  Additionally, the Company has applied for registration in the United States for certain of its other trademarks, including ContentMatters.

Employees

As of December 31, 2002, the Company had 48 employees, consisting of 12 full-time employees in general business operations, 15 full-time employees in sales and marketing, 13 full-time employees in product development, and eight full-time employees in general and administrative. None of the Company’s employees is represented by a union and there have been no work stoppages.  The Company believes that its employee relations are good.

Risks and Uncertainties

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

We have incurred losses and anticipate future losses.  We have incurred significant losses since our inception in 1984, including net losses attributable to common stockholders of $14.0 million, $6.6 million and $7.1 for the years ended December 31, 2000, 2001 and 2002. As of December 31, 2002, we had an accumulated deficit of $84.2 million, stockholders’ equity of $1.6 million and a working capital deficit of $0.8 million.  We expect losses from operations to continue until our online revenue stream matures. For these and other reasons, we cannot assure you that we will ever operate profitably.

We may not be able to meet our business objective.  Our key objective is to be the leading service provider of integrated e-learning solutions. Pursuing this objective may significantly strain our administrative, operational and financial resources. We cannot assure you that we will have the operational, financial and other resources to the extent required to meet our online business objective.

We will need to raise additional capital.  If we are not able to generate sufficient cash for ongoing operations, we will need to raise additional funds through public or private sale of our equity or debt securities or from other sources for the following purposes:

• to build our core online business;

• to fund our operating expenses; and

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

Our need to raise additional funds could also directly and adversely affect your investment in our common stock in another way. When a company raises funds by issuing shares of stock, the percentage ownership of the existing stockholders of that company is reduced, or diluted. If we raise funds in the future by issuing additional shares of stock, you may experience significant dilution in the value of your shares. Additionally, certain types of equity securities that we have issued in the past and may issue in the future do have and could have rights, preferences or privileges senior to your rights as a holder of our common stock.

We face uncertainties and risks relating to our Nasdaq SmallCap Market listing.  Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has certain requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. In February 2002, Nasdaq notified us that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market.  In June 2002, we implemented a 1-for-10 reverse stock split in an effort to regain compliance with the minimum bid price requirement.  After effecting the reverse stock split, Nasdaq notified us that we had regained compliance with the minimum bid price requirement.  On March 26, 2003, 2003, the closing bid price of our common stock was $3.24 per share.  Nevertheless, we may be unable to maintain our bid price above the minimum bid price requirement required for continued listing on the Nasdaq SmallCap Market.  In addition, if we continue to experience losses from our operations or if we are unable to raise additional funds as needed, we may not be able to maintain compliance with the minimum $2.5 stockholders’ equity requirement for continued listing on the Nasdaq SmallCap Market. At December 31, 2002, our stockholders’ equity was $1.65 million and $2.52 million on a pro forma basis as of December 31, 2002 after giving effect to the Series G financing completed in the first quarter of 2003.

The Nasdaq SmallCap Market and the Nasdaq Over-the-Counter Bulletin Board are significantly less active markets than the Nasdaq National Market. You could find it more difficult to dispose of your shares of our common stock than if our common stock were listed on the Nasdaq National Market.

If our common stock were delisted from the Nasdaq SmallCap Market, it could be more difficult for us to obtain other sources of financing in the future. Moreover, if our common stock were delisted from the Nasdaq SmallCap Market, our stock could be subject to what are known as the “penny stock” rules. The “penny stock” rules place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock could decline. As a result, your ability to resell your shares, and the price at which you could sell your shares, of our common stock could be adversely affected.  At December 31, 2002, the Company had total equity of $1,647,805, which is below the minimum Nasdaq SmallCap Market listing requirement of $2,500,000.

If our common stock were delisted from the Nasdaq SmallCap Market, it could be more difficult for us to retain existing and obtain new customers. The ability to continue and form new strategic relationships may be negatively impacted. As a result, delisting could result in a negatively impact our customer base and revenue.

The large number of our shares eligible for future sale could have an adverse impact on the market price of our common stock. A large number of shares of common stock already outstanding, along with shares issuable upon exercise of options or warrants or conversion of preferred stock and convertible notes, is eligible for resale, which may adversely affect the market price of our common stock.  As of December 31, 2002, we had 1,573,904 shares of common stock outstanding, an additional 1,877,749 shares were issuable upon conversion of outstanding preferred stock, another 64,285 shares were issuable upon conversion of convertible notes and another 1,408,776 shares upon exercise of outstanding warrants and options. Substantially all of the shares subject to outstanding warrants and options will, when issued upon exercise, be available for immediate resale in the public market pursuant to currently effective registration statements under the Securities Act of 1933, as amended, or pursuant to Rule 701 or Rule 144 promulgated thereunder. Some of the shares that are or will be eligible for future sale have been or will be issued at discounts to the market price of our common stock on the date of issuance. The number of shares of common stock issuable upon exercise of several classes of our preferred stock has increased as a result of antidilution rights triggered by recent financings. Resales or the prospect of resales of these shares may have an adverse effect on the market price of our common stock.

We substantially depend on third-party relationships.  We rely on maintaining and developing relationships with customers, academic and government institutions and businesses that provide content for our products and services and with companies that provide the Internet and related telecommunications services used to distribute our products and services to customers.

We have relationships with a number of customers, academic institutions and businesses that provide us with course content for our online products and services. Some of the agreements we have entered into with these content providers limit our use of their course content, some do not cover use of any future course content and most may be terminated by either party upon breach or bankruptcy. Our ASP-based business model is not compatible with the business models of certain content providers which may lead them to terminate the future licensing of existing and new course content to us or fail to make this content available to us at commercially reasonable rates or terms necessary for success under our business model. Given our plans to introduce additional online courses in the future, we will need to license new course content from existing and prospective content providers. However we might not be able to maintain and modify, if necessary, our existing agreements with content providers, or successfully negotiate agreements with prospective content providers. If the fees we pay to acquire or distribute content increase, our results of operations could be adversely affected. We might not be able to license course content at commercially reasonable rates or at all.

We depend heavily on third-party providers of Internet and related telecommunications services. In order to reach customers, our products and services have to be compatible with the web browsers they typically use. Our customers have access to us through their arrangements with Internet service providers.

For the customers, academic and government institutions and businesses that provide content for our products and services, the companies that provide the Internet and related telecommunications services used to distribute our products and services to customers, and the web-site operators that provide links to our company web-sites, we cannot assure you that:

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

A number of our existing competitors, as well as a number of potential new competitors (including some of our strategic partners), have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services and significantly greater resources than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers. Recently, we have noticed that some of the more widely available online course offerings, particularly those targeted to the corporate training market, are increasingly competing primarily on price, which commoditization drives down margins for all competitors in our industry. In competing against us, our strategic partners could use information obtained from us to gain an additional competitive advantage over us. Our current and potential competitors might develop products and services that are superior to ours or that achieve greater market acceptance than ours. We might not compete effectively and competitive pressures might have a material adverse effect on our business, financial condition and results of operations.

As the revenue potential for online delivery of educational and training courses continues to grow, the market is likely to attract a number of large, well capitalized competitors seeking to diversify their revenue streams into this market. Not only will some of these potential competitors be well capitalized and be willing to operate in the market at a loss to build market share, they may also acquire and/or substantially fund our other competitors which might have a material adverse effect on our business, financial condition and results of operations.

We depend on key personnel.  Our future success depends on the continued contributions of our key senior management personnel, some of whom have worked together for only a short period of time. We do not maintain “key man” life insurance on any of our executive officers. The loss of services of any of our key management personnel, whether through resignation or other causes, or the inability to attract qualified personnel as needed, could have a material adverse effect on our financial condition and results of operation.

We anticipate significant fluctuations in our quarterly results.  Our expense levels are based in part on our expectations as to future revenues. Quarterly sales and operating results generally depend on the online revenues and development and other revenues, which are difficult to forecast. In addition, past results have shown our business to be subject to a material adverse seasonality associated with the large number of holidays in the calendar fourth quarter. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant revenue shortfall would have an immediate adverse impact on our business and financial condition.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control. These factors include:

• demand for online education;

• the budgeting cycles of customers;

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

We rely on significant customers.  A significant portion of our revenues is generated by a limited number of customers. We expect that we will continue to depend on large contracts with a limited number of significant customers through the near future. This situation can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts. Most of our customers have no obligation to purchase additional products or services from us. Furthermore, VCampus has been notified that the GSA (General Services Administration of the United States) will be terminating its VCampus contract in April 2003. This termination decision was reached to enable GSA to comply with a request from the OPM (Office of Personnel Management) and the OMB (Office of Management and Budget) that GSA consolidate its e-learning with e-learning campus hosted by a competitor.  As of the date of this report, no other federal government customers of VCampus have indicated that they intend to move their business to this government-approved competitor; however, VCampus could face similar loss of government customers due to the attempts by OPM and OMB to centralize the federal government’s e-learning purchases with this competitor. Consequently, if we fail to develop relationships with significant new customers, our business, financial condition and results of operations will be materially and adversely affected.

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

We face security risks.  We include in our products certain security protocols that operate in conjunction with encryption and authentication technology. Despite these technologies, our products may be vulnerable to break-ins and similar disruptive problems caused by online users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and the computer systems of end-users, which may result in significant liability for us and may also deter potential customers. For example, computer “hackers” could remove or alter portions of our online courseware. Persistent security problems continue to plague the Internet, the Web and other public and private data networks. Alleviating problems caused by third parties may require us to make significant expenditures of capital and other resources and may cause interruptions, delays or cessation of service to our customers and to us. Moreover, our security and privacy concerns and those of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the online marketplace generally, and our customer base and revenues in particular. We attempt to limit our liability to customers, including liability arising from a failure of the security features contained in our products, through contractual provisions limiting warranties and disallowing damages in excess of the price paid for the products and services purchased. However, these limitations might not be enforceable. We maintain liability insurance to protect against these risks however this insurance may be inadequate or may not apply in certain situations.

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

We face government regulation and legal uncertainties.  There are currently few laws or regulations that directly apply to activities on the Internet. We believe that we are not currently subject to direct regulation by any government agency in the United States, other than regulations that are generally applicable to all businesses. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet and/or online delivery of course content. Some of the issues that these laws and regulations may cover include user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. The applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, results of operations, financial condition and prospects.

We could issue preferred stock and take other actions that might discourage third parties from acquiring us.  Our board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. We currently have outstanding seven classes of preferred stock. The rights of the holders of the common stock are subject to the rights of the holders of our outstanding preferred stock, and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuing preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, the preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, issuing preferred stock could have a material adverse effect on the market value of our common stock.

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

We might not be able to use net operating loss carryforwards.  As of December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $56 million, which will expire at various dates through 2022. Our ability to use these net operating loss and credit carryforwards to offset future tax obligations, if any, may be limited by changes in ownership. Any limitation on the use of net operating loss carryforwards, to the extent it increases the amount of federal income tax that we must actually pay, may have an adverse impact on our financial condition.

We do not presently anticipate paying cash dividends on our common stock.  We intend to retain all earnings, if any, for the foreseeable future for funding our business operations.  In addition, our outstanding preferred stock contains restrictions on our ability to declare and pay dividends on our common stock.  Consequently, we do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Item 2.   Properties.

A current summary showing the operating properties of the Company, all of which are leased, is shown below:

Location	Principal Use	Area (Square Feet)	Lease Expiration Date		Monthly Rent
Reston, VA	Executive offices and principal administration, technical marketing and sales operations	16,701	February 2010		$ 40,235	(1)

Rockville, MD(2)	HTR executive offices	6,222	January 2006	(3)	13,043	(1)

(1) Subject to 3% annual increases

(2) As part of the Company’s transition to focus exclusively on its online businesses, the Company is negotiating to terminate this lease. See “Item 3. Legal Proceedings” below for a discussion of the Company’s obligations under this lease.

(3) The Company has the option to terminate this lease in December 2003, if the Company is not in default. However, as of the date of this report the landlord claims the Company is in default under the lease for non-payment of rents. The Company disputes this claim and has attempted to remit the portion of the lease payments it believes will cure the default.  See “Item 3. Legal Proceedings” below for a discussion of the legal proceedings relating to the lease.

The Company believes that its existing office space is sufficient to accommodate its current needs and that suitable additional space will be available on commercially reasonable terms to accommodate any expansion needs in 2003 should the need arise.

Item 3.  Legal Proceedings.

The Virginia Department of Taxation recently completed an audit of VCampus’ sales and use tax payments from August 1998 through October 2001.  In July 2002, the Company received a draft assessment which contemplated a payment of taxes, penalties and interest by VCampus of $212,719, primarily associated with the alleged failure of VCampus to assess use tax on third-party royalties paid by VCampus to content providers for courses delivered online by the Company. This preliminary assessment was not yet a formal, binding assessment by the Virginia Department of Taxation. The Company paid the sales and use tax, and interest on non-contested items, which amounted to $18,928 out of the $212,719. The Company has formally contested the remaining items covered by the draft assessment, including the assessment of use tax on the royalties paid by VCampus to content providers for courses delivered online by the Company. The Company is also contesting the methodology used by the Virginia Department of Taxation to estimate the royalties. The Company does not have a firm estimate of the probability of liability for this issue or the amount of anticipated legal costs, but has reason to believe that the potential liability will be reduced to the point where it will not be considered material. Accordingly, the Company cannot estimate at this time the amount of the liability to be incurred, if any. No amounts have been accrued in the financial statements for this potential liability.

On June 26, 2002, a former employee (separated in June 1998) filed suit against the Company in Dallas County, Texas. The suit alleges damages in the following amounts: an allegedly earned unpaid bonus of $56,250, $231,250 based on an alleged change of control in the Company and $360,000 for the Company’s alleged failure to allow him to exercise stock options. The Company has rejected this former employee’s claims several times in the past after thorough investigations, and the Company continues to believe these claims are without merit and plans to vigorously defend against them. The case was subject to mediation in December 2002, which failed to produce a settlement. The case is scheduled for trial in September 2003.  The plaintiff filed a motion for summary judgment on the issue of the unpaid bonus, which is expected to be heard shortly. The Company at this time cannot provide a definitive estimate of legal fees required for the case; however they may become material as the case progresses. The Company cannot estimate at this time the amount or probability of the liability to be incurred, if any. Accordingly, no amounts have been accrued in the financial statements.

In March 2003, the Montgomery County, Maryland Circuit Court issued an order for VCampus to pay its landlord in Rockville, Maryland $93,453 of back rent due and all future rents ($499,535) less any rents received by the landlord from any re-leasing of the premises. The order calls for the future rent amount to be paid monthly through the end of the lease term in 2005. The Company plans to contest the liability for future rents beyond December 2003 ($323,231) per the lease terms. The liability for back rents and rents through December 2003 and attorneys’ fees is reflected on the Company’s balance sheet. The Company cannot estimate at this time the probability of the liability to be incurred, if any, for rent beyond December 2003. Accordingly, no amounts have been accrued in the financial statements for this.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

Executive Officers

As of March 26, 2003, the executive officers of the Company were as follows:

Name	Age	Positions

Nat Kannan	54	Chief Executive Officer
Daniel J. Neal	44	Executive Vice Chairman
Christopher L. Nelson	40	Chief Financial Officer, Chief Information Officer and Secretary
Ronald E. Freedman	54	Senior Vice President, Worldwide Sales and Marketing

Mr. Kannan has served as VCampus’ Chairman of the Board of Directors since he founded the Company in 1994 and he resumed the Chief Executive Officer position in December 2002, a position he formerly held from 1984 to 2000. Prior to founding the Company, he founded IMSATT Corporation in 1984 and co-founded Ganesa Group, Inc., a developer of interactive graphics and modeling software, in 1981. He also served as a consultant to Booz Allen and Hamilton, Inc., the MITRE Corporation, The Ministry of Industry of the French Government, the Brookhaven and Lawrence Livermore National Laboratories, the White House Domestic Policy Committee on Energy and Control Data Corporation. He holds a B.S. in Engineering from the Indian Institute of Technology in Madras, India, and he performed advanced graduate work in business and engineering at Dartmouth College.

Daniel J. Neal has served as a director of the Company since joining the Company in September 2000.  From September 2000 until December 2002, Mr. Neal also served as VCampus’ CEO. Mr. Neal now serves as the Chief of Strategic Partnerships and Vice Chairman of the Board of Directors. From July 1998 until joining the Company, Mr. Neal served in various positions with USinternetworking, Inc., including Vice President/General Manager, Senior Director, E-Commerce Partnering and Senior Director, Acquisition Integration.  From April 1996 until July 1998, he was the Director of National Partnering for Global One Communications, LLC, a subsidiary of Sprint.  Prior to that, Mr. Neal served as a Senior Staff Member with the Office of the Vice President of the United States.  Mr. Neal received his B.A. from the University of California, Berkeley, and holds an M.B.A. from the Wharton School at the University of Pennsylvania.

Christopher Nelson joined VCampus as Chief Financial Officer and Chief Information Officer in June of 2002. Mr. Nelson oversees the entire technology, operations and customer service areas of the business in addition to his finance and accounting department responsibilities. Prior to his appointment as VCampus CFO, Mr. Nelson was a Principal of Monticello Capital LLC, where he advised high-growth technology businesses and their corporate boards on corporate finance, capitalization transactions, and mergers and acquisitions. Mr. Nelson has held positions as CEO, COO and CFO of niche, high tech companies in the Internet space over the past several years (including Kignet, Inc., Monumental Network Systems, and IMA Software, Inc.) during which he has developed particular expertise in bringing companies to cash flow positive positions. Mr. Nelson has also held executive positions at NTT/Verio, as well as sales and marketing and manufacturing positions at IBM Corporation. Mr. Nelson holds a Master of Business Administration from The Wharton School at the University of Pennsylvania, and a Bachelor of Science degree in Chemical Engineering from the University of Delaware. Mr. Nelson also previously served as a George Mason Fellow, acting as an advisor to start-up and early stage technology companies on a volunteer basis through the TechVenture Partnership at George Mason University.

Ronald E. Freedman is responsible for all sales and marketing programs at VCampus. Mr. Freedman has more than 20 years of hands-on experience in sales management, strategic planning, business development, and execution of profit and loss responsibility. Mr. Freedman joined VCampus in 2001 from USinternetworking, Inc. (USi) where he was Vice President of Information Assurance and Chief Security Officer. While at USi, he was responsible for the design, implementation, and management of the USi Total Security Architecture, a best-of-breed security portfolio. Prior to joining USi, Freedman was Vice President of one of the business divisions at The Netplex Group, Inc. There, he was responsible for sales, marketing and fulfillment of a wide range of technology-based products and services. Previously, Mr. Freedman was Vice President, Systems and Services for COMSIS Corporation, where he managed the division of the professional services company providing contingency planning and information security services to commercial and government customers. He also served as Executive Vice President of Advanced Information Management, Inc., where he was responsible for marketing and delivering information security and contingency planning services to Fortune 500 customers. Mr. Freedman worked for General Electric Company for fifteen years, most recently as General Manager, Disaster Recovery Services and Manager, Strategic Planning and Business Development. He also served as a Presidential appointee, on loan to The White House from General Electric, responsible for developing contingency plans as part of the Continuity of Government Program. He received a Presidential Commendation for outstanding service during that assignment. Mr. Freedman holds a BA in Economics from Northeastern University in Boston and an MBA in Management from Babson College in Wellesley, MA.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

(a) Price Range of Common Stock

Our common stock is currently listed on the Nasdaq SmallCap Market under the symbol “VCMP.” For each full fiscal quarter since the beginning of 2001, the high and low bid quotations for our common stock, adjusted to reflect the ten-for-one reverse stock split which occurred in July 2002 and as reported by Nasdaq, were as follows:

	High	Low
2001
First quarter	$27.50	$5.30
Second quarter	$22.50	$6.30
Third quarter	$17.00	$5.00
Fourth quarter	$8.50	$2.10

2002
First quarter	$7.70	$2.40
Second quarter	$6.50	$2.20
Third quarter	$3.90	$2.06
Fourth quarter	$5.50	$2.25

The foregoing bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Since the Company’s IPO in late 1996, the public market for the Company’s Common Stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. There can be no assurance that there will be an active public market for the Company’s Common Stock in the future. The market price of the Common Stock could be subject to significant fluctuations in response to future announcements concerning the Company or its partners or competitors, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, general conditions in the e-learning market, developments in the financial markets and other factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for technology companies and which have often been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of the Common Stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

From October 1, 2002 to December 31, 2002, the Company issued the following unregistered securities:

(1)           42,733 shares of common stock, valued at $3.29 per share, were issued as a dividend to the holders of the Company’s Series D Preferred Stock on December 31, 2002.

(2)           2,800 and 120 shares of Series G Preferred Stock at a purchase price of $24.90 per share (10 times the trailing five-day average closing price of its common stock) to two accredited investors and a placement agent, respectively.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 7,000 and 300 shares of common stock at $2.74 per share to the same accredited investors and placement agent, respectively.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.

The sales of the above securities were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), in reliance upon the Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.  Recipients of the securities in each such transaction represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions.  All recipients had adequate access to information about the Company.

(b)  Approximate Number of Equity Security Holders

As of March 14, 2003, the number of record holders of the Company’s Common Stock was 113 and the Company believes that the number of beneficial owners was approximately 1,200.

(c)  Dividends

The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.  Future dividends, if any, will depend on, among other things, the Company’s results of operations, capital requirements and on such other factors as the Company’s Board of Directors, in its discretion, may consider relevant.

Item 6.  Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2000, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001 and 2002 are derived from, and are referenced to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data set forth below with respect to the years ended December 31, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 are derived from financial statements not included in this Annual Report on Form 10-K.

Statement of Operations Data: In thousands except per share data	1998	1999	2000	2001	2002

Net revenues:
Online tuition revenues	$1,549	$3,835	$5,065	$5,945	$5,606
Virtual campus software revenues	112	216	115	72	—
Online development and other revenues	926	977	1,022	687	496
Product sales revenues	3,348	1,222	414	45	—
Other service revenues	2,445	305	175	122	100
Instructor-led training revenues	6,303	4,992	2,665	102	—
Total net revenues	14,683	11,547	9,456	6,973	6,202
Costs and expenses:
Cost of revenues	8,869	5,749	3,296	1,093	1,462
Sales and marketing	5,304	4,286	6,242	4,717	2,965
Product development and operations	6,102	2,241	3,555	2,273	2,536
General and administrative	3,783	2,633	2,761	2,045	1,693
Depreciation and amortization	3,347	2,956	2,916	2,154	1,356
Compensation expense in connection with the acquisition of HTR, Inc	—	1,089	654	—	—
Reorganization and other non-recurring charges	5,585	360	2,261	188	192
Stock-based compensation	—	—	361	441	76
Total costs and expenses	32,990	19,314	22,046	12,911	10,280

Loss from operations	(18,307)	(7,767)	(12,590)	(5,938)	(4,078)

Other income (expense):
Gain (loss) on sale of subsidiaries	(907)	1	—	—	—
Other income	—	—	—	—	422
Interest income (expense)	(597)	(721)	166	5	(220)
Loss on debt extinguishments	—	—	—	—	(503)
Cumulative effect of accounting change	—	—	(461)	—	—
Net loss	$(19,811)	$(8,487)	$(12,885)	$(5,933)	$(4,379)
Dividends to preferred stockholders	(358)	(448)	(1,153)	(649)	(2,768)
Net loss attributable to common stockholders	$(20,169)	$(8,935)	$(14,038)	$(6,582)	$(7,147)
Net loss per share	$(52.70)	$(19.10)	$(17.65)	$(5.23)	$(4.79)
Net loss per share - assuming dilution	$(52.70)	$(19.10)	$(17.65)	$(5.23)	$(4.79)

	1998	1999	2000	2001	2002
Balance Sheet Data:
Working capital deficit	$(4,631)	$(5,155)	$(2,036)	$(885)	$(828)
Total assets	14,871	10,668	6,652	7,012	4,373
Total liabilities	9,051	8,646	3,620	4,198	2,725
Accumulated deficit	(47,697)	(56,632)	(70,585)	(77,060)	(84,207)
Total stockholders’ equity	5,820	2,022	3,031	2,814	1,648

Per share amounts for all periods presented have been adjusted to reflect the one-for-ten reverse stock split which occurred in July 2002.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

From time to time, as used herein, the term “Company” or “VCampus” shall mean VCampus Corporation and its subsidiaries: Cognitive Training Associates, Inc., a Texas corporation; Cooper & Associates, Inc., an Illinois corporation, d/b/a Teletutor; HTR, Inc., a Delaware corporation; and UOL Leasing, Inc., a Delaware corporation.

The following presentation of management’s discussion and analysis of the Company’s consolidated financial condition and results of operation should be read in conjunction with the Company’s consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this report.

Overview

In 2002, the Company’s revenues were derived from three primary sources:

• online tuition revenues;

• development revenues; and

• other service revenues;

Online tuition revenues are generated primarily from online tuition derived from corporate, government, and higher education customers. Development revenues consist primarily of fees paid to the Company for creating and developing new online courseware and web-enabling existing courseware. Other service revenues consist primarily of monthly fees generated by the maintenance of the CYBIS courseware under contract with the U.S. Army.

During 1998, the Company changed its pricing model from a platform license fee for hosting services to an ASP service fees and subscription model based on course usage commitments.  This pricing structure provides a lower cost of entry and generates a recurring revenue stream for VCampus.  While prior to 1997 licensing and support revenues have represented a substantial majority of the Company’s revenues, online related revenues currently comprise the vast majority of the Company’s total revenues and the Company believes that online related revenues will continue to be the primary source of its revenues in the future.

On June 18, 2002, the Company’s Board of Directors approved a one-for-ten reverse stock split of the Company’s common stock.  The reverse stock split became effective as of the opening of trading on July 8, 2002. Stockholders’ equity has been restated to give retroactive recognition to the reverse stock split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in-capital.  All references to common share and per-share amounts for all periods presented have been retroactively restated to reflect the stock split.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  The Company’s accounting policies which are significantly affected by management’s estimates and assumptions are as follows:

Revenue Recognition

The Company derives its revenues from the following sources — online tuition revenues, other service revenues and development and other revenues.

Revenue is recognized in accordance with either SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended, or Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.   Both SAB 101 and SOP 97-2 generally require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees.  Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected.

Development and other revenues earned under courseware conversion contracts are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contract.  Management’s estimates of total costs to complete contracts may be revised in future periods resulting in adjustments to revenue and profit recognized in the period the revisions are made.

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

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” the Company ceased amortizing of goodwill and other indefinite-lived intangibles on January 1, 2002.  In lieu of amortization, these assets are subject to an annual impairment review.  The Company may determine through the impairment review process that goodwill or other indefinite-lived intangibles have been impaired, resulting in an impairment charge in the period the review is completed.

Contingencies

We are involved in certain legal proceedings.  Because of the uncertainties related to the amount of potential loss, management is unable to make a reasonable estimate of the liability, if any, that could result from an unfavorable outcome of these proceedings.  Accordingly, no amount has been accrued as of December 31, 2002 for these matters in the consolidated financial statements.  The outcome of these proceeding may have a material adverse effect on our consolidated financial position.  It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our settlement or litigation strategies, related to these proceedings.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net revenues for the periods indicated:

	Year Ended December 31,
	2000	2001	2002
Statement of Operations Data:
Revenues:
Online tuition revenues	53.6%	85.3%	90.4%
Virtual campus software revenues	1.2	1.0	0.0
Development and other revenues	10.8	9.9	8.0
Product sales revenues	4.4	0.6	0.0
Other service revenues	1.8	1.7	1.6
Instructor-led training revenues	28.2	1.5	0.0
Total net revenues	100.0	100.0	100.0
Costs and expenses:
Cost of revenues	34.9	15.7	23.6
Sales and marketing	66.1	67.6	47.8
Product development and operations	37.6	32.6	40.9
General and administrative	29.2	29.3	27.3
Depreciation and amortization	30.8	30.9	21.9
Reorganization and other non-recurring charges and stock based compensation	34.6	9.0	4.3
Total costs and expenses	233.2	185.1	165.8
Loss from operations	(133.2)	(85.1)	(65.8)
Other income (expense):
Other income	—	—	6.8
Interest income (expense)	1.8	0.1	(3.5)
Loss on debt extinguishment	—	—	(8.1)
Cumulative effect of accounting changes	(4.9)	—	—
Net loss	(136.3% )	(85.0% )	(70.6% )

2002 Compared to 2001

Summary

The Company incurred a net loss attributable to common stockholders of $7,147,305 (or $4.79 per share) in 2002 as compared to a net loss attributable to common stockholders of $6,582,040 (or $5.23 per share) in 2001. Excluding certain non-recurring items in both years, the Company incurred a net loss attributable to common stockholders of $6,955,305 (or $4.66 per share) in 2002 as compared to a net loss attributable to common stockholders of $6,394,278 (or $5.08 per share) in 2001.  Non-recurring items for 2002 amounted to $192,000 (or $0.13 per share) incurred in connection with the closure of the Company’s training facility in Rockville, Maryland.  Non-recurring items for 2001 amounted to $187,762 (or $0.15 per share) incurred in connection with the termination of the employment agreement between the Company and its founder.

Total revenues in 2002 were $6,201,674 as compared to $6,973,231 for 2001. The decrease in revenues was primarily due to decreases in online tuition revenues and development and other revenues.  Online tuition revenues decreased primarily due to a decrease in revenues from customers within the telecommunications industry.  Development and other revenues decreased primarily due to a decrease in course development orders.  Excluding the non-recurring items described above, total costs and expenses were $10,087,036 in 2002 as compared to costs of $12,722,925 for 2001. The decrease was due primarily to decreases in sales and marketing, general and administrative and depreciation and amortization expenses, partially offset by an increase in the cost of online tuition revenues.

Net Revenues

Total net revenues decreased 11.1% from $6,973,231 in 2001 to $6,201,674 in 2002. Online tuition revenues decreased from $5,944,764 (85.3% of net revenues) in 2001 to $5,606,214 (90.4% of net revenues) in 2002.  The decrease in online tuition revenues was primarily due to a decrease in revenues from customers primarily within the telecommunications and other industries (approximately $900,000 and $800,000, respectively).  This decrease was partially offset by an increase in revenues due to increased course usage  by some of the Company’s older higher education and government customers (approximately $300,000 and $475,000, respectively) and the addition of a new government customer (approximately $600,000).  Online development and other revenues decreased from $687,232 (9.9% of net revenues) in 2001 to $495,425 (8.0% of net revenues) in 2002. Development revenues were primarily related to developing online courseware for customers in both years.  The Company recognized no virtual campus software revenues, product sales revenues, or instructor-led training revenues in 2002 and only $100,000 in other service revenues due to the Company’s continued move to an exclusive online business focus.

Cost of Revenues

Total cost of revenues increased 33.7% from $1,093,285 (15.7% of net revenues) in 2001 to $1,461,663 (23.6% of net revenues) in 2002. The increase was primarily due to the sale of courses with relatively high associated royalties under one of the Company’s large customer contracts which expires in June 2003.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses decreased 37.1% from $4,716,729 (67.6% of net revenues) in 2001 to $2,964,664 (47.8% of net revenues) in 2002.   Although the Company increased its sales headcount during the third quarter of 2002, compared to headcount in that area earlier in 2002, sales and marketing expenses for 2002, nonetheless, decreased as compared to 2001 primarily due a comparatively lower headcount throughout the year and lower direct marketing costs.  During 2002 and 2001, the Company contributed  $551,056 and $326,959, respectively, to a marketing and development fund (the “Development Fund”) jointly administered by the Company and one of its larger customers as required pursuant to the terms of the Company’s contract with that customer.  The Development Fund’s primary goal is to fund marketing and development to grow online revenues for both that customer and derivatively for the Company in the form of course registration fees.  Amounts required to be contributed by the Company to the Development Fund are determined under the contract based on meeting or exceeding certain thresholds in course registrations on that customer’s virtual campus, which amounts are expensed as marketing costs in the same period as the Company recognizes revenue from such registrations.  Contributions to the Development Fund represented 28.7% and 25.2% of the recognized revenues attributable to that customer for 2002 and 2001, respectively.

Product Development and Operations.  Product development and operations expenses increased 11.6% from $2,273,145 (32.6% of net revenues) in 2001 to $2,535,849 (40.9% of net revenues) in 2002. Product development and operations expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company’s new and existing courseware and software.  The increase was primarily due to the write off of $276,535 (which has been included in product development costs in the 2002 statements of operations) in capitalized software and courseware development costs for courses within the telecommunications industry segment determined to have no future value.

General and Administrative.  General and administrative expenses decreased 17.2% from $2,044,716 (29.3% of net revenues) in 2001 to $1,692,851 (27.3% of net revenues) in 2002. General and administrative expenses consist primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs.  The decrease was due to the Company’s cost cutting initiatives primarily in headcount and associated overhead.

Depreciation and Amortization.  Depreciation and amortization expense decreased 37.1% from $2,154,152 (30.9% of net revenues) in 2001 to $1,355,837 (21.9% of net revenues) in 2002.  The decrease was due primarily to the fact that certain of the Company’s fixed, as well as intangible, assets have been fully depreciated and amortized, respectively.  In addition, upon the adoption of FAS 142 on January 1, 2002, the Company ceased amortization of goodwill.  The Company recognized $128,447 of amortization expense related to goodwill in 2001.

Reorganization and Other Non-Recurring Charges.   Reorganization and other non-recurring charges were $192,000 in 2002 and represent the minimum amount due under a lease for office space the Company is no longer using.   In December 2001, the employment agreement between the Company and Mr. Kannan was terminated and Mr. Kannan became a consultant, resulting in $187,762 of severance related expense, most of which was paid out in 2002.  During 2002, Mr. Kannan subsequently reassumed his employment with the Company.

Stock Based Compensation.  Stock-based compensation expense was $76,172 in 2002 and consists primarily of the fair value of stock issued as a sign-on bonus to the Company’s newly appointed CFO and as customary payment to certain of the Company’s non-employee directors for their participation in Board of Directors meetings.   Stock based compensation was $440,898 in 2001 and included the final vesting of warrants issued to Qwest Investment Company (approximately $166,000) related to their equity investment in VCampus in the second quarter of 2000 and compensatory stock options and stock warrants issued in connection with the issuance of debt to two VCampus directors and the subsequent extinguishment of that debt.  The fair value of the warrants and options was estimated at $212,750 and $47,150, respectively, using the Black-Scholes option pricing model and has been included in stock-based compensation in the consolidated statements of operations.

Other income.  Other income was $421,842 in 2002 and consists of the extinguishment of liabilities comprised of customer deposits and prepayments.  These prepayments and deposits were received prior to December 31, 2000 and were for classroom training to be delivered by HTR and per the terms of the arrangement with customers, they were non refundable.  The Company’s HTR subsidiary ceased operations in December 2000.

Interest expense.  Interest expense in 2002 consists primarily of debt discount and deferred debt offering costs amortization related to remaining balance of the $825,000 and $100,000 convertible promissory notes issued in December 2001 and January 2002, respectively.  Interest income in 2001 was primarily derived from income earned on divestiture related notes receivable.

Loss on debt extinguishment.  During 2002, the Company issued 1,458,413 and 5,878 shares of  Series F-1 and F-2 Preferred Stock, respectively, plus five-year fully vested warrants to purchase 20,462 shares of common stock at $4.00 per share in exchange for the cancellation of two convertible promissory notes in the aggregate principal and accrued interest amount of  $716,175.  The excess of the fair value of the Preferred Stock and warrants over the carrying value of the notes plus the write-off of deferred debt issuance costs amounted to $503,246 and was recorded as loss on debt extinguishments in 2002.

2001 Compared to 2000

Summary

The Company incurred a net loss attributable to common stockholders of $6,582,040 (or $5.23 per share) in 2001 as compared to a net loss attributable to common stockholders of $14,037,564 (or $17.65 per share) in 2000. Excluding certain non-recurring items in both years, the Company incurred a net loss attributable to common stockholders of $6,394,278 (or $5.08 per share) in 2001 as compared to a net loss attributable to common stockholders of $11,315,229 (or $14.23 per share) in 2000.  Non-recurring items for 2001 amounted to $187,762 (or $0.15 per share) incurred in connection with the termination of the employment agreement between the Company and its founder.  Non-recurring items for 2000 amounted to $2,722,335 (or $3.42 per share) and included $1,226,335 of adjustment to goodwill related to the Company’s restructuring of HTR, $700,000 of adjustment to the Company’s note receivable related to the sale of Knowledgeworks, $335,000 of costs related to the Company’s restructuring of operations in December 2000, and $461,000 recorded in connection with the cumulative effect of change in accounting principle.

Total revenues in 2001were $6,973,231 as compared to $9,456,083 for 2000. The decrease in revenues was primarily due to the exit from the classroom-based training business, culminating in the closing of the two remaining HTR training facilities in December 2000. The decrease was partially offset by increases in online tuition revenues. Online tuition revenues increased from $5,064,889 in 2000 to $5,944,764 in 2001, primarily due to increased course usage by some of the Company’s older customers and the addition of new customers.  Excluding the non-recurring items described above, total costs and expenses were $12,282,027 in 2001 as compared to costs of $18,768,608 for 2000. The decrease was due primarily to decreases in product development and operations and sales and marketing expenses, and cost of revenues as the Company’s lower margin instructor-led training revenues decreased.

Net Revenues

Total net revenues decreased 26.3% from $9,456,083 in 2000 to $6,973,231 in 2001. Online tuition revenues increased from $5,064,889 (53.6% of net revenues) in 2000 to $5,944,764 (85.3% of net revenues) in 2001.  The increase in online tuition revenues was primarily due to increased course usage by some of the Company’s older customers (approximately $503,000) and the addition of new customers (approximately $376,000).  Online development and other revenues decreased from $1,021,811 (10.8% of net revenues) in 2000 to $687,232 (9.9% of net revenues) in 2001. Development revenues were primarily related to developing online courseware for customers in both years.  The decrease was primarily due to a decline in the number of courses developed for one of the Company’s larger customers.  Product sales revenues decreased from $413,999 (4.4% of net revenues) in 2000 to $45,038 (0.6% of net revenues) in 2001.  The decrease in product sales revenues was primarily due to the transition of some Teletutor customers from CD-ROM to online usage.  Other service revenues decreased from $175,399 (1.9% of net revenues) in 2000 to $121,750 (1.7% of net revenues) in 2001.  Both virtual campus software revenues and other service revenues decreased due to the change in business focus of the Company. The Company anticipates that these revenues will continue to represent only a small portion of Company total revenues in the foreseeable future. Instructor-led training revenues decreased from $2,664,892 (28.2% of net revenues) in 2000 to $102,584 (1.5% of net revenues) in 2001.  This decrease was due primarily to the closing of the remaining two HTR training facilities in December 2000.

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

Operating Expenses

Sales and Marketing.  Sales and marketing expenses decreased 24.4% from $6,241,397 (66.1% of net revenues) in 2000 to $4,716,729 (67.6% of net revenues) in 2001. Sales and marketing expenses consist primarily of costs related to personnel, sales commissions, travel, market research, advertising and marketing materials.  The decrease was due primarily to the Company’s cost control measures implemented in the fourth quarter of 2000 as a result of management reorganization plans.  During 2001 and 2000, the Company contributed  $326,959 and $274,325, respectively, to a marketing and Development Fund jointly administered by the Company and one of its larger customers as required pursuant to the terms of the Company’s contract with that customer.  The Development Fund’s primary goal is to fund marketing and development to grow online revenues for both that customer and derivatively for the Company in the form of course registration fees.  Amounts required to be contributed by the Company to the Development Fund are determined under the contract based on meeting or exceeding certain thresholds in course registrations on that customer’s virtual campus which amounts, are expensed as marketing costs in the same period as the Company recognizes revenue from such registrations.  Contributions to the Development Fund represented 25.2% and 30.2% of the recognized revenues attributable to that customer for 2001 and 2000, respectively.

Product Development and Operations.  Product development and operations expenses decreased 36.1% to from $3,555,093 (37.6% of net revenues) in 2000 to $2,273,145 (32.6% of net revenues) in 2001. Product development and operations expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of the Company’s new and existing courseware and software.  The decrease was primarily due to cost control measures implemented beginning in the fourth quarter of 2000 as a result of management reorganization plans.

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

Reorganization and Other Non-Recurring Charges.  In December 2001, the employment agreement between the Company and Nat Kannan was terminated, resulting in $187,762 of severance related expense.  In December 2000, the Company implemented a reorganization plan to reduce its workforce and close certain office facilities.  The plan called for and resulted in (i) the termination of approximately 37 employees primarily from the product development and instructor-led training areas and (ii) the closure of the Company’s training facilities located in Washington, DC and Rockville, MD. As a result, the Company recorded a restructuring charge of approximately $1,561,000. The restructuring charge included approximately $1,226,000 for the write off of goodwill related to HTR and $335,000 primarily for expenses related to facilities lease cancellations.  The operating activities of the closed facilities were not tracked separately by the Company.  Reorganization and other non-recurring charges in 2000 also included an increase of $700,000 to the Company’s reserve for its notes receivable issued in connection with the sale of Knowledgeworks, which note was restructured in 2000.

Stock Based Compensation.  Stock based compensation was $440,898 in 2001 and included the final vesting of warrants issued to Qwest Investment Company (approximately $166,000) related to their equity investment in VCampus in the second quarter of 2000 and compensatory stock options and stock warrants issued in connection with the issuance of debt to two VCampus directors and the subsequent extinguishment of that debt.  The fair value of the warrants and options was estimated at $212,750 and $47,150, respectively, using the Black-Scholes option pricing model and has been included in stock-based compensation in the consolidated statements of operations.  Stock-based compensation was $361,391 in 2000 and consisted of expense related to the issuance of compensatory stock and stock options to the Company’s newly appointed President and Chief Executive Officer, and compensatory stock and stock warrants issued to several service providers.

Interest and Other Income (Expense).  Interest income in 2001 and 2000 was primarily derived from income earned on divestiture-related notes receivable and cash raised in the Company’s private placements.  The decline in interest income during 2001 was primarily related to the smaller amount of financing raised in 2001, as compared to 2000.

Liquidity and Capital Resources

At December 31, 2002, the Company had $727,466 in cash and cash equivalents. Since its inception, the Company has financed its operating cash flow needs primarily through offerings of equity and debt securities and, to a lesser extent, borrowings. Cash utilized in operating activities was $2,661,629 for the year ended December 31, 2002 and $3,253,893 for the year ended December 31, 2001. Use of cash was primarily attributable to the net loss recorded.

Cash utilized in investing activities was $422,438 for the year ended December 31, 2002 as compared to $441,053 for the year ended December 31, 2001.  The use of cash for investing activities in 2002 and 2001 was primarily attributable to purchases of equipment and investments in software and courseware development.

Cash provided by financing activities was $1,783,762 for the year ended December 31, 2002 as compared to $5,479,513 provided by financing activities for the year ended December 31, 2001.  .

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

In September 2002, the Company raised approximately $1,000,000 through the issuance of 46,400 shares of Series G Preferred Stock at a purchase price of $21.96 per share (10 times the trailing five-day average closing price of its common stock) to accredited investors.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 116,000 shares of common stock at $2.42 per share.  Each share of Series G Preferred Stock is convertible into 10 shares of common stock at any time at the election of the holder.

In November 2002, the Company raised approximately $70,000 though the issuance of 2,800 and 120 shares of Series G Preferred Stock at a purchase price of $24.90 per share (10 times the trailing five-day average closing price of its common stock) to accredited investors and a placement agent, respectively.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 7,000 and 300 shares of common stock at $2.74 per share to the same accredited investors and placement agent, respectively.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.

The Company expects negative cash flow from operations to continue until the online revenue stream matures. The Company believes it has access to adequate resources to fund operations until operations reach cash flow positive.  However, in the event revenues do not meet anticipated levels or the Company is unable to raise additional funding to meet working capital requirements, the Company may need to further reduce operating expenses. If the Company is unable to raise additional funding to meet working capital requirements, it may be unable to maintain compliance with Nasdaq Small Cap market listing requirements.  The Company believes it has available sources for debt or equity capital in amounts necessary to, in addition to operating sources, meet its cash needs through 2003.  However, such capital, if available, may not have terms favorable to the Company or its current stockholders.

If the Company does not address its funding needs, it will be materially adversely affected. The Company’s future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, customer demands for technology upgrades, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects.

As of December 31, 2002, the Company had net operating loss carryforwards of approximately $56 million for federal income tax purposes, which will expire at various dates through 2022. The Company’s ability to utilize all of its net operating loss and credit carryforwards may be limited by changes in ownership.  The Company has recognized a full valuation allowance against these deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets.

Contractual Obligations

The Company’s future liquidity and capital resources will be affected by its contractual obligations.  The Company’s significant contractual obligations as of December 31, 2002 are for debt, operating and capital leases and purchase obligations.  These obligations are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1-3 years	4-5 years	After 5 years

Notes payable(1)	$225,000	$225,000	$—	$—	$—
Operating leases	4,052,238	656,096	1,034,762	1,097,779	1,263,601
Capital lease obligations	23,529	23,529	—	—	—
Purchase obligation(2)	362,303	362,303	—	—	—

Total contractual obligations	$4,663,070	$1,266,928	$1,034,762	$1,097,779	$1,263,601

(1)  In December 2001 and January 2002, the Company raised $825,000 and $100,000 through the issuance of 8% debentures together with five-year, fully vested warrants to purchase 132,143 shares of common stock at $4.00 per share.  The Company allocated the proceeds of the offering to the debentures and the warrants based on their relative fair values.  The amount allocated to the warrants was recorded as a debt discount and is being amortized to interest expense over the period the debentures are expected to be outstanding.     In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest.  In May 2002, the Company issued of 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730.  The unamortized debt discount at December 31, 2002 was $84,841.  The remaining $225,000 of principal and accrued interest under the debentures are due and payable at December 31, 2003.

(2)  In December 2000, the Company entered into a three-year reseller agreement with a vendor to resell certain software.  The agreement, as amended, requires the Company to generate sales of the vendor’s software of $650,000 over the three-year period.  As of December 31, 2002, the Company was required to generate sales sufficient to generate royalties of $362,303 prior to December 31, 2003.

The Company has not engaged in off-balance sheet financing or commodity contract trading.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item is included in this Report at pages F-1 through F-25  See Index to Consolidated Financial Statements on page F-1.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Report.

The other information required by Item 10 of Form 10-K concerning the Registrant’s directors is incorporated by reference to the information under the heading “Proposal No. 1 — Election of Directors” and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Proposal No. 1 — Election of Directors — Information Concerning the Board of Directors and Its Committees”, “Other Information — Executive Compensation”, “— Compensation of Directors”, “— Report of the Compensation Committee on Executive Compensation”, “— Compensation Committee Interlocks and Insider Participation” and “— Performance Graph” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information — Principal Stockholders” and “Other Information—Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading “Other Information — Certain Transactions” in the Proxy Statement.

Item 14.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) Changes in internal controls.  There have been no significant changes in the Company’s internal controls or, to the knowledge of these officers, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:

(1)           Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)           Financial Statement Schedules.

The following financial statement schedule is filed with this report: Schedule II — Valuation and Qualifying Account and Reserve

All other financial statement schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto and, therefore, have been omitted.

(3)          Exhibits.

Exhibit No.

Description

3.1(a)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(a)	Amended and Restated Bylaws, as currently in effect.
4.1(a)	Form of Common Stock certificate.
10.30(b)	Series C Preferred Stock and Warrant Purchase Agreement.
10.32(b)	Series D Preferred Stock Purchase Agreement dated June 29, 1998.
10.34(b)	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated June 26, 1998.
10.35(c)	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock dated June 25, 1998.
10.42(d)	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock.

10.47(e)	Stock Purchase Agreement dated as of January 11, 2000 by and among the Registrant and Mastech Corporation (now iGate Capital Corporation).
10.48(e)	Registration Rights Agreement dated as of January 11, 2000 by and among the Registrant and Mastech Corporation (now iGate Capital Corporation).
10.49(e)	Warrant issued to Mastech Corporation (now iGate Capital Corporation), dated as of January 11, 2000.
10.50(f)	Subscription Agreement dated as of April 20, 2000, by and between the Registrant and US West Internet Ventures, Inc, now Qwest Investment Company
10.51(f)	Registration Rights Agreement dated as of April 20, 2000 by and between the Registrant and US West Internet Ventures, Inc, now Qwest Investment Company.
10.52(f)	Warrant issued to US West Internet Ventures, Inc., now Qwest Investment Company, dated as of April 20, 2000.
10.54(g)*	Application Hosting Agreement dated April 20, 2000 between the Company and US West Interprise America, Inc.
10.55 (h)	Employment Agreement, dated August 8, 2000, with Daniel J. Neal.
10.56 (h)	Amendment No.1 to Employment Agreement with Narasimhan P. Kannan dated August 10, 2000.
10.57(i)*	Contract with the General Services Administration dated April 18, 2001
10.58(j)	Form of Subscription Agreement dated as of May 29, 2001 by and between the registrant and the Purchasers.
10.59(j)	Form of Registration Rights Agreement dated as of May 29, 2001 by and between the registrant and the Purchasers.
10.60(j)	Warrant issued to the purchasers dated as of May 29, 2001.
10.61(j)	Warrant issued to the placement agent for the May 29, 2001 private placement.
10.62(k)	Termination of Employment Agreement with Narasimhan P. Kannan, dated December 31, 2001
10.63(l)	Certificate of Designations for the Series F-1 Preferred Stock, as filed in Delaware on March 28, 2002

10.64(l)	Certificate of Designations for the Series F-2 Preferred Stock, as filed in Delaware on May 8, 2002
10.65(l)	Form of purchase agreement for the issuance of Series F, F-1 and F-2 preferred stock
10.66(l)	Form of registration rights agreement covering the Series F, F-1 and F-2 preferred stock
10.67(l)	Form of warrant issued in connection with the Series F, F-1 and F-2 preferred stock financings
10.68(m)	Employment Agreement, dated June 3, 2002, with Christopher L. Nelson
10.69(n)	Certificate of Correction of Series C Convertible Preferred Stock filed in Delaware on July 2, 2002,
10.70(n)	Certificate of Correction of Series D Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.71(n)	Certificate of Correction of Series E Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.72(n)	Certificate of Correction of Series F Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.73(n)	Certificate of Correction of Series F-1 Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.74(n)	Certificate of Correction of Series F-2 Convertible Preferred Stock filed in Delaware on July 10, 2002.
10.75(n)	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed in Delaware on July 3, 2002.
10.76(o)	Certificate of Designations for the Series G Preferred Stock filed with the Delaware Secretary of State on September 27, 2002.
10.77(o)	Form of Securities Purchase Agreement dated September 30, 2002 between the Registrant and the purchasers of Series G Preferred Stock.
10.78(o)	Form of Registration Rights Agreement dated September 30, 2002 between the Registrant and the purchasers of Series G Preferred Stock
10.79(o)	Form of Warrant issued on September 30, 2002 to the purchasers of Series G Preferred Stock.
10.80(p)	Amended and Restated Employment Agreement, dated December 18, 2002, with Daniel J. Neal.
10.81(p)	Employment Agreement, effective January 1, 2003, with Narasimhan P. Kannan
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Auditors
99.1(q)	Securities Purchase Agreement dated December 28, 2001 between the Registrant and the Purchasers
99.2(q)	Form of Convertible Note issued December 28, 2001
99.3(q)	Certificate of Designations for the Series F Preferred Stock filed in Delaware on December 28, 2001
99.4(q)	Form of Warrant issued to the Series F holders on December 28, 2001
99.5(q)	Form of Warrant issued to the convertible noteholders on December 28, 2001
99.6(q)	Form of Registration Rights Agreement dated December 28, 2001
99.7(j)	Audit Committee Charter
99.8	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.9	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment granted.

(a)                                           Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-12135).

(b)                                          Incorporated by reference to the identically numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(c)                                           Incorporated by reference to the identically numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(d)                                          Incorporated by reference to the corresponding appendix filed with the Registrant’s preliminary proxy materials on Schedule 14A dated July 16, 1999 for its 1999 annual meeting of stockholders.

(e)                                           Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current Report on Form 8-K filed January 13, 2000.

(f)                                             Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current Report on Form 8-K filed May 1, 2000.

(g)                                 Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2000.

(h)                                 Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(i)                                     Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2001.

(j)                                     Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current Report on Form 8-K filed June 1, 2001.

(k)                                  Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 1, 2002.

(l)                                     Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2002.

(m)                               Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed June 28, 2002.

(n)                                 Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2002.

(o)                                 Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed October 3, 2002.

(p)                                 Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed January 24, 2003.

(q)                                 Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed January 8, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCAMPUS CORPORATION

	By:	/s/ Narasimhan P. Kannan
Narasimhan P. Kannan, Chief Executive Officer
Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ NARASIMHAN P. KANNAN	Chairman and Chief	March 28, 2003
Narasimhan P. Kannan	Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER L. NELSON	Chief Financial Officer	March 28, 2003
Christopher L. Nelson	(Principal Financial and
Accounting Officer)

/s/ EDSON D. DECASTRO	Director	March 18, 2003
Edson D. deCastro

/s/ WILLIAM E. KIMBERLY	Director	March 23, 2003
William E. Kimberly

/s/ MARTIN E. MALESKA	Director	March 27, 2003
Martin E. Maleska

/s/ DANIEL J. NEAL	Director	March 28, 2003
Daniel J. Neal

/s/ JOHN D. SEARS	Director	March 24, 2003
John D. Sears

/s/ DENNIS J. FISCHER	Director	March 18, 2003
Dennis J. Fischer

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Narasimhan P. Kannan, certify that:

1.               I have reviewed this annual report on Form 10K of VCampus Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan
Chief Executive Officer

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Christopher L. Nelson, certify that:

1.     I have reviewed this annual report on Form 10K of VCampus Corporation.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.                     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Chief Financial Officer

VCAMPUS CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

VCampus Corporation

We have audited the accompanying consolidated balance sheets of VCampus Corporation as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VCampus Corporation at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 and Note 6 to the consolidated financial statements, effective January 1, 2002, VCampus Corporation adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” As discussed in Note 2, effective April 1, 2002, VCampus Corporation adopted Statement of Financial Accounting Standards, No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.”

/s/ ERNST & YOUNG LLP

McLean, Virginia
March 14, 2003, except for Note 17, as to which the date is March 28, 2003

VCAMPUS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31 2001	December 31 2002
ASSETS

Current assets:
Cash and cash equivalents	$2,027,771	$727,466
Accounts receivable, less allowance of $99,000 and $31,000 at December 31, 2001 and 2002, respectively	668,180	354,340
Loans receivable from related party	140,183	116,753
Loans receivable – current	159,736	38,689
Prepaid expenses and other current assets	287,393	659,587
Total current assets	3,283,263	1,896,835
Property and equipment, net	944,795	328,296
Capitalized software costs and courseware development costs, net	1,146,230	814,730
Acquired online publishing rights, net	6,230	—
Loans receivable — less current portion	95,441	65,502
Other assets	242,886	190,446
Other intangible assets, net	964,347	748,492
Goodwill, net	328,317	328,317
Total assets	$7,011,509	$4,372,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,261,799	$950,262
Accrued expenses	1,203,103	827,860
Capital lease obligation — current portion	206,924	23,529
Notes payable — current portion	492,351	140,159
Deferred revenues	1,003,892	783,003
Total current liabilities	4,168,069	2,724,813

Long-term liabilities:
Capital lease obligation — less current portion	29,707	—
Total liabilities	4,197,776	2,724,813

Stockholders’ equity:
Series C convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $7,910,172 at December 31, 2001 and 2002; 1,000,000 shares authorized; 623,339 shares issued and outstanding at December 31, 2001 and 2002	6,233	6,233
Series D convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $8,363,924 at December 31, 2001 and 2002; 1,200,000 shares authorized; 1,013,809 shares issued and outstanding at December 31, 2001 and 2002	10,138	10,138
Series E convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,940,467 and $1,816,668 at December 31, 2001 and 2002, respectively; 3,000,000 shares authorized; 545,075 and 574,895 shares issued and outstanding at December 31, 2001 and 2002, respectively	5,451	5,749
Series F convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $924,993 and $1,050,000 at December 31, 2001 and 2002, respectively; 3,000,000 shares authorized; 2,642,836 and 3,000,000 shares issued and outstanding at December 31, 2001 and 2002, respectively	26,428	30,000
Series F-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $0 and $510,445 at December 31, 2001 and 2002, respectively; 1,458,413 shares authorized; 0 and 1,458,413 shares issued and outstanding at December 31, 2001 and, 2002, respectively	—	14,584
Series F-2 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $0 and $965,230 at December 31, 2001 and 2002, respectively; 60,000 shares authorized; 0 and 27,578 shares issued and outstanding at December 31, 2001 and 2002, respectively	—	276
Series G convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $0 and $1,091,652 at December 31, 2001 and December 31, 2002, respectively; 80,000 shares authorized; 0, and 49,320 shares issued and outstanding at December 31, 2001 and 2002, respectively	—	492
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 1,469,868 and 1,573,904 shares issued and outstanding at December 31, 2001 and 2002, respectively	14,699	15,739
Additional paid-in capital	79,910,507	85,771,622
Series F convertible Preferred Stock subscribed	(100,000)	—
Accumulated deficit	(77,059,723)	(84,207,028)
Total stockholders’ equity	2,813,733	1,647,805
Total liabilities and stockholders’ equity	$7,011,509	$4,372,618

The accompanying notes are an integral part of the financial statements.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2000	2001	2002
Revenues:
Online tuition revenues	$5,064,889	$5,944,764	$5,606,214
Virtual campus software revenues	115,093	71,863	—
Online development and other revenues	1,021,811	687,232	495,425
Product sales revenues	413,999	45,038	—
Other service revenues	175,399	121,750	100,035
Instructor-led training revenues	2,664,892	102,584	—
Net revenues	9,456,083	6,973,231	6,201,674
Costs and expenses:
Cost of revenues	3,296,284	1,093,285	1,461,663
Sales and marketing	6,241,397	4,716,729	2,964,664
Product development and operations	3,555,093	2,273,145	2,535,849
General and administrative	2,759,682	2,044,716	1,692,851
Depreciation and amortization	2,916,152	2,154,152	1,355,837
Compensation expense in connection with the acquisition of HTR, Inc	654,294	—	—
Reorganization and other non-recurring charges	2,261,335	187,762	192,000
Stock-based compensation	361,391	440,898	76,172
Total costs and expenses	22,045,628	12,910,687	10,279,036

Loss from operations	(12,589,545)	(5,937,456)	(4,077,362)

Other income	—	—	421,842
Interest (expense) income	165,800	4,563	(220,145)
Loss on debt extinguishment	—	—	(503,246)
Loss before cumulative effect of change in accounting principle	(12,423,745)	(5,932,893)	(4,378,911)
Cumulative effect of change in accounting principle	(461,000)	—	—
Net loss	(12,884,745)	(5,932,893)	(4,378,911)
Dividends to preferred stockholders	(1,152,819)	(649,147)	(2,768,394)
Net loss attributable to common stockholders	$(14,037,564)	$(6,582,040)	$(7,147,305)

Net loss per share before cumulative effect of change in accounting principle	$(17.07)	$(5.23)	$(4.79)
Cumulative effect of change in accounting principle	(0.58)	—	—
Basic and diluted net loss per share	$(17.65)	$(5.23)	$(4.79)
Pro forma amounts assuming the accounting change is applied retroactively:
Net loss attributable to common stockholders	$(13,576,564)
Net loss per share, basic and diluted	$(17.00)

The accompanying notes are an integral part of the financial statements.

VCampus Corporation

Consolidated Statements of Stockholders’ Equity

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1999	623,339	$6,233	1,073,370	$10,734	214,928	$2,149
Issuance of Series E convertible Preferred Stock	—	—	—	—	963,092	9,631
Issuance of Series E convertible Preferred Stock for payment of Series E dividends	—	—	—	—	18,040	181
Issuance of Common Stock	—	—	—	—	—	—
Conversion of Preferred Stock to Common Stock	—	—	(2,727)	(28)	(621,503)	(6,215)
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	—	—	—	—	—
Issuance of Common Stock for payment of Series D Convertible Preferred Stock dividends	—	—	—	—	—	—
Issuance of Common Stock in connection with exercise of options and exercise of warrants	—	—	—	—	—	—
Cumulative effect of change in accounting principle.	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2000	623,339	$6,233	1,070,643	$10,706	574,557	$5,746
Issuance of Series E convertible Preferred Stock	—	—	—	—	187,500	1,875
Issuance of Preferred Stock-Series E dividends	—	—	—	—	89,472	895
Issuance of Series F convertible Preferred Stock	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Conversion of Preferred Stock to Common Stock	—	—	(56,834)	(568)	(306,454)	(3,065)
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	—	—	—	—	—
Issuance of common stock-Series D dividends	—	—	—	—	—	—
Exercise of options and warrants	—	—	—	—	—	—
Stock, stock options and warrants issued for services and in connection with debt and equity offerings	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2001	623,339	$6,233	1,013,809	$10,138	545,075	$5,451

Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	29,820	298
Issuance of Series F convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series F-1 convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series F-2 convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series F-2 convertible Preferred Stock-primarily in connection with cancellation of debt	—	—	—	—	—	—
Issuance of Series G convertible Preferred Stock	—	—	—	—	—	—
Series F convertible Preferred Stock subscribed	—	—	—	—	—	—
Issuance of Common Stock in connection with reverse stock split	—	—	—	—	—	—
Issuance of common stock – for payment of Series D dividends	—	—	—	—	—	—
Exercise of options & warrants	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2002	623,339	$6,233	1,013,809	$10,138	545,075	$5,749

	Series F Convertible Preferred Stock		Series F-1 Convertible Preferred Stock		Series F-2 Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1999	—	$—	—	$—	—	$—
Issuance of Series E convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series E convertible Preferred Stock for payment of Series E dividends	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Conversion of Preferred Stock to Common Stock	—	—	—	—	—	—
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	—	—	—	—	—
Issuance of Common Stock for payment of Series D Convertible Preferred Stock dividends	—	—	—	—	—	—
Issuance of Common Stock in connection with exercise of options and exercise of warrants	—	—	—	—	—	—
Cumulative effect of change in accounting principle.	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2000	—	$—	—	$—	—	$—
Issuance of Series E convertible Preferred Stock	—	—	—	—	—	—
Issuance of Preferred Stock-Series E dividends	—	—	—	—	—	—
Issuance of Series F convertible Preferred Stock	2,642,836	26,428	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Conversion of Preferred Stock to Common Stock	—	—	—	—	—	—
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	—	—	—	—	—
Issuance of common stock-Series D dividends	—	—	—	—	—	—
Exercise of options and warrants	—	—	—	—	—	—
Stock, stock options and warrants issued for services and in connection with debt and equity offerings	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2001	2,642,836	$26,428	—	$—	—	$—

Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	—	—
Issuance of Series F convertible Preferred Stock	357,164	3,572	—	—	—	—
Issuance of Series F-1 convertible Preferred Stock	—	—	1,458,413	14,584	—	—
Issuance of Series F-2 convertible Preferred Stock	—	—	—	—	17,859	179
Issuance of Series F-2 convertible Preferred Stock-primarily in connection with cancellation of debt	—	—	—	—	9,719	97
Issuance of Series G convertible Preferred Stock	—	—	—	—	—	—
Series F convertible Preferred Stock subscribed	—	—	—	—	—	—
Issuance of Common Stock in connection with reverse stock split	—	—	—	—	—	—
Issuance of common stock – for payment of Series D dividends	—	—	—	—	—	—
Exercise of options & warrants	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2002	3,000,000	$30,000	1,458,413	$14,584	27,578	$276

	Series G Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Preferred Stock Subscribed
	Shares	Amount	Shares	Amount

Balance at December 31, 1999	—	$—	568,519	$5,685	$58,629,233	$—
Issuance of Series E convertible Preferred Stock	—	—	—	—	4,315,006	—
Issuance of Series E convertible Preferred Stock for payment of Series E dividends	—	—	—	—	(181)	—
Issuance of Common Stock	—	—	205,335	2,053	6,682,890	—
Conversion of Preferred Stock to Common Stock	—	—	62,423	624	5,619	—
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	—	48,257	483	1,184,755	—
Issuance of Common Stock for payment of Series D Convertible Preferred Stock dividends	—	—	24,507	245	295,327	—
Issuance of Common Stock in connection with exercise of options and exercise of warrants	—	—	41,965	420	876,334	—
Cumulative effect of change in accounting principle.	—	—	—	—	461,000	—
Compensatory stock, stock options and warrants	—	—	—	—	361,391	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	773,228	—
Balance at December 31, 2000	—	$—	951,006	$9,510	$73,584,602	$—
Issuance of Series E convertible Preferred Stock	—	—	—	—	186,453	—
Issuance of Preferred Stock-Series E dividends	—	—	—	—	(895)	—
Issuance of Series F convertible Preferred Stock	—	—	—	—	750,214	(100,000)
Issuance of Common Stock	—	—	313,738	3,137	2,912,565	—
Conversion of Preferred Stock to Common Stock	—	—	36,328	363	3,270	—
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	—	118,378	1,184	1,156,554	—
Issuance of common stock-Series D dividends	—	—	49,461	495	278,298	—
Exercise of options and warrants	—	—	85	1	101	—
Stock, stock options and warrants issued for services and in connection with debt and equity offerings	—	—	872	9	1,001,730	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	37,615	—
Balance at December 31, 2001	—	$—	1,469,868	$14,699	$79,910,507	$(100,000)

Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	10,655	—
Issuance of Series F convertible Preferred Stock	—	—	—	—	121,435	—
Issuance of Series F-1 convertible Preferred Stock	—	—	—	—	583,894	—
Issuance of Series F-2 convertible Preferred Stock	—	—	—	—	604,886	—
Issuance of Series F-2 convertible Preferred Stock-primarily in connection with cancellation of debt	—	—	—	—	594,198	—
Issuance of Series G convertible Preferred Stock	49,320	492	—	—	1,256,337	—
Series F convertible Preferred Stock subscribed	—	—	—	—	—	100,000
Issuance of Common Stock in connection with reverse stock split	—	—	73	—	—	—
Issuance of common stock – for payment of Series D dividends	—	—	81,325	813	277,952	—
Exercise of options & warrants	—	—	1,844	19	1,078	—
Compensatory stock, stock options and warrants	—	—	20,794	208	2,410,679	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2002	49,320	$492	1,573,904	$15,739	$85,771,622	$—

	Accumulated Defecit	Total Stockholder’s Equity

Balance at December 31, 1999	$(56,631,829)	$2,022,205
Issuance of Series E convertible Preferred Stock	—	4,324,637
Issuance of Series E convertible Preferred Stock for payment of Series E dividends	—	—
Issuance of Common Stock	—	6,684,943
Conversion of Preferred Stock to Common Stock	—	—
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	1,185,238
Issuance of Common Stock for payment of Series D Convertible Preferred Stock dividends	—	295,572
Issuance of Common Stock in connection with exercise of options and exercise of warrants	—	876,754
Cumulative effect of change in accounting principle.	—	461,000
Compensatory stock, stock options and warrants	—	361,391
Net loss	(12,884,745)	(12,884,745)
Dividends on convertible preferred stock	(1,068,842)	(295,614)
Balance at December 31, 2000	$(70,585,416)	$3,031,381
Issuance of Series E convertible Preferred Stock	—	188,328
Issuance of Preferred Stock-Series E dividends	—	—
Issuance of Series F convertible Preferred Stock	—	676,642
Issuance of Common Stock	—	2,915,702
Conversion of Preferred Stock to Common Stock	—	—
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	1,157,738
Issuance of common stock-Series D dividends	—	278,793
Exercise of options and warrants	—	102
Stock, stock options and warrants issued for services and in connection with debt and equity offerings	(225,000)	776,739
Net loss	(5,932,893)	(5,932,893)
Dividends on convertible preferred stock	(316,414)	(278,799)
Balance at December 31, 2001	$(77,059,723)	$2,813,733)

Issuance of Preferred Stock for payment of Series E Dividends	(10,954)	(1)
Issuance of Series F convertible Preferred Stock	—	125,007
Issuance of Series F-1 convertible Preferred Stock	(44,282)	554,196
Issuance of Series F-2 convertible Preferred Stock	—	605,065
Issuance of Series F-2 convertible Preferred Stock-primarily in connection with cancellation of debt	(81,894)	512,401
Issuance of Series G convertible Preferred Stock	(198,166)	1,058,663
Series F convertible Preferred Stock subscribed	—	100,000
Issuance of Common Stock in connection with reverse stock split	—	—
Issuance of common stock – for payment of Series D dividends	—	278,765
Exercise of options & warrants	—	1,097
Compensatory stock, stock options and warrants	(2,154,298)	256,590
Net loss	(4,378,911)	(4,378,911)
Dividends on convertible preferred stock	(278,800)	(278,800)
Balance at December 31, 2002	$(84,207,028)	$1,647,805

The accompanying notes are an integral part of the financial statements.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2000	2001	2002
Operating Activities
Net loss	$(12,884,745)	$(5,932,893)	$(4,378,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,186,190	1,095,703	694,998
Amortization	1,729,962	1,058,449	660,839
Bad debt expense	—	—	6,833
Loss on debt extinguishment	—	—	503,246
Impairment of capitalized software and courseware development costs	—	—	276,535
Non-cash stock option and stock warrant expense	361,391	444,090	76,172
Write-off of intangible assets	1,226,335	—	—
Write-off of other assets	700,918	—	—
Write-off of note receivable	—	—	120,693
Debt discount amortization	—	—	214,574
Cumulative effect of change in accounting principle	461,000	—	—
Increase (decrease) in allowance for doubtful accounts	76,239	(118,471)	(68,386)
Changes in operating assets and liabilities:
Accounts receivable	567,118	156,266	382,225
Prepaid expenses and other current assets	134,313	93,746	(438,353)
Other assets	(69,696)	7,798	52,440
Accounts payable and accrued expenses	(2,529,207)	(296,903)	(543,645)
Deferred revenues	(425,713)	238,322	(220,889)
Net cash used in operating activities	(9,465,895)	(3,253,893)	(2,661,629)
Investing Activities
Purchases of property and equipment	(1,417,720)	(32,863)	(85,539)
Capitalized courseware development costs	(625,528)	(453,257)	(383,789)
Proceeds from loans receivable from related party	—	—	23,097
Interest on loans receivable from related party	(8,000)	(8,001)	(6,500)
Proceeds from sale of subsidiaries	300,334	—	—
Proceeds from loans receivable	—	63,267	37,085
Advances under loans receivable	(81,506)	(10,199)	(6,792)
Net cash used in investing activities	(1,832,420)	(441,053)	(422,438)
Financing Activities
Proceeds from issuance of Common Stock	7,548,061	2,763,701	1,096
Proceeds from the issuance of Series E convertible Preferred Stock	4,324,637	188,328	—
Proceeds from the issuance of Series F convertible Preferred Stock, net of offering costs	—	752,642	225,007
Proceeds from the issuance of Series F-2 convertible Preferred Stock, net of offering costs	—	—	605,065
Proceeds from the issuance of Series G convertible Preferred Stock, net of offering costs	—	—	1,058,663
Payments on capital lease obligations	—	(127,799)	(206,069)
Proceeds from notes payable	—	1,902,641	100,000
Repayments of notes payable	(535,634)	—	—
Net cash provided by financing activities	11,337,064	5,479,513	1,783,762
Net (decrease) increase in cash and cash equivalents	38,749	1,784,567	(1,300,305)
Cash and cash equivalents at the beginning of the year	204,455	243,204	2,027,771
Cash and cash equivalents at the end of the year	$243,204	$2,027,771	$727,466
Supplemental cash flow information:
Interest paid	$26,600	$—	$—

The accompanying notes are an integral part of the financial statements.

VCAMPUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and Nature of Operations

VCampus Corporation  (the “Company”) was incorporated in Virginia in 1984 and reincorporated in Delaware in 1985.  The Company is a leading e-learning Application Services Provider, or ASP, that manages and hosts turnkey, Internet-based learning environments for corporations, government agencies, institutions of higher education, and associations. The Company has developed proprietary software for the creation and hosting of a virtual campus, or “vcampus,” that enables its customers to offer Internet-based training to their customers, sales channel partners, employees and students. The Company’s services cover a broad range of e-learning programs, from enrollment and payment to course development and delivery, as well as tracking of students’ progress and reporting of the results.

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

Non-Cash Financing Activities

In August 2001, the Company issued 10,000 shares of its common stock with a value of $152,000 to a third party who assisted the Company with its financing activities.  Upon completion of the December 2001 debt and equity financing, $76,000 of the total value of the shares was allocated to the Series F Preferred Stock offering as an equity issuance cost.  The remaining amount was allocated to the 8% debentures as deferred debt issuance costs and will be recognized as interest expense over the period the debentures are expected to be outstanding.

Loans Receivable

The Company periodically assesses the collectibility of its loans receivable and records balances due at the amount it believes it will be able to collect during the term of the loan.  At December 31, 2001, the Company had a loan receivable resulting from the 1999 sale of HTR’s Knowledgeworks business totaling approximately $123,000.  During 2002, the Company determined that the loan receivable was impaired and wrote off the remaining balance totaling approximately $121,000.  The Company recognized interest income related to this loan receivable as earned. The Company recognized interest income related to this loan receivable of approximately $64,171 for the year ended December 31, 2000. No interest income was recognized for the years ended December 31, 2001 and 2002.

Capitalized Software and Courseware Development Costs

During 2000, 2001 and 2002, the Company capitalized certain software and courseware development costs. The Company capitalizes costs incurred during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the VCampus or courseware, typically two to three years.  It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events.  During 2000, 2001 and 2002, the Company recognized amortization of capitalized software and courseware development costs of $942,144, $533,931 and $438,754, respectively.  During 2002, the Company wrote off $276,535 in capitalized software and courseware development costs for courses within the telecommunications industry segment determined to have no future value.  The write-off, which represents the carrying value of the courses, has been included in product development costs in the 2002 statements of operations.

Web Site Development Costs

The Company accounts for web site development costs in accordance with Emerging Issues Task Force Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”).  The implementation of EITF 00-2 did not have a material impact on the Company’s financial position or results of operations.  In 2000, 2001 and 2002 all web site development costs were incurred in the operating stage, including maintenance and minor enhancements and upgrades, and were expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies’ net tangible assets at the dates of acquisition.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  In accordance with the provisions of SFAS 142, the Company reclassified the net carrying value of its workforce intangible asset recognized in connection with the acquisition of HTR, Inc. ($57,818) into goodwill on January 1, 2002.  The workforce asset was comprised of at-will employees and no longer met the criteria for recognition apart from goodwill.  Amortization of goodwill, including goodwill previously identified as a workforce intangible, ceased on January 1, 2002.  The Company does not have any indefinite-lived intangibles.  In accordance with SFAS 142, the Company reviewed the useful lives of its intangible assets and determined that they remained appropriate.

In connection with the adoption of SFAS 142, the Company performed an assessment of whether there were indicators that goodwill was impaired at the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit. The Company then determined the fair value of the reporting unit and compared it to the reporting unit’s carrying amount. To the extent the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption.

The Company performed the initial goodwill impairment test required by SFAS 142 during the second quarter of fiscal 2002.  The Company considers itself to be a single reporting unit.  Accordingly, all of the Company’s goodwill is associated with the entire Company.  The Company performed its initial  impairment test and as of June 30, 2002, based on the Company’s market capitalization, there was no impairment of goodwill recorded upon implementation of SFAS 142.  The Company will continue to test for impairment on an annual basis, coinciding with its fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

During 2000, the Company wrote off the remaining goodwill, $1,226,000, recorded in connection with the acquisition of HTR as a result of its decision to discontinue the majority of HTR’s non- online businesses as described in Note 7.

During 2002, the Company wrote off $276,535 in capitalized software and courseware development costs for courses within the telecommunications industry segment, as a result of an impairment analysis.  The write-off has been included in product development costs in the 2002 statement of operations.

Revenue Recognition

The Company currently derives its revenues from the following sources — online tuition revenues, development and other revenues and other service revenues.

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

Development and other revenues earned under courseware conversion contracts are recognized relative to the Company’s proportionate performance based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

Revenues for other services are recognized as the services are delivered.

In 2000, one customer represented approximately 12% of net revenues.  In 2001 and 2002 two customers represented 19% and 11% and 31% and 11%, respectively, of  net revenues.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, allows companies to account for stock-based compensation using either the provisions of SFAS No. 123 or the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, but requires pro forma disclosure in the notes to the consolidated financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based employee compensation in accordance with APB No. 25.

Stock options and warrants granted to nonemployees are accounted for using the fair value method in accordance with the SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The following table illustrates the pro forma effect on net loss attributable to common stockholders (net loss) and pro forma net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	2000	2001	2002
Pro forma net loss:
As reported	$(14,037,564)	$(6,582,040)	$(7,147,305)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	361,391	440,898	76,172
Deduct: Total employee non cash stock compensation expense determined under fair value based method for all awards	(5,502,008)	(5,501,385)	(4,996,214)
Pro forma net loss	$(19,178,181)	$(11,642,527)	$(12,067,347)

Net loss per common share:
Basic and diluted—as reported	$(17.65)	$(5.23)	$(4.79)
Basic and diluted—pro forma	$(24.11)	$(9.25)	$(8.08)

The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following assumptions:

	2000	2001	2002

Dividend yield	0%	0%	0%
Volatility	69%	133%	133%
Average risk-free interest rate	6.50%	4.78%	4.39%
Expected term	7 years	7 years	7 years

Concentration of Credit Risk

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations.

Two customers represented 12% and 13%, respectively of accounts receivable at December 31, 2001.  One customer represented 19% of accounts receivable at December 31, 2002.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, loans receivable and loans payable approximates their fair values.

Royalties

Royalties are due and payable by the Company upon the sale of certain courses for which the Company has acquired or otherwise licensed the online publishing rights. In addition, the Company may be obligated to pay certain royalties related to courses which a customer may have converted to an online format and elected to distribute to all the Company’s customers. Royalties accrue at a rate of 10% to 85% of the tuition fees received with respect to certain courses.

Royalties are classified as a cost of revenues and amounted to approximately $436,000, $675,000 and $1,325,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs amounted to approximately  $606,000, $49,000 and $0 for the years ended December 31, 2000, 2001, and 2002 respectively.

Income Taxes

The Company provides for income taxes in accordance with the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Because the realization of tax benefits related to the Company’s net deferred tax asset is uncertain, a full valuation allowance has been provided against the net deferred tax asset.

Change in Accounting Principle

During the fourth quarter of 2000, the Company implemented Emerging Issues Task Force Issue No. 00-27, Application of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments (“EITF 00-27”).  Issue 1 of EITF 00-27 modified the calculation of beneficial conversion features for convertible securities issued with detachable instruments for all transactions subject to EITF Issue No. 98-5.  Companies are required to report any changes in a beneficial conversion feature as a result of applying Issue 1 of EITF 00-27 as a cumulative effect of a change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, Accounting Changes.  As a result of the implementation of EITF 00-27, in 2000 the Company recorded a charge of $461,000, or $0.58 per share, as a cumulative effect of a change in accounting principle.

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”) which requires the Company to present basic and diluted earnings per share. Basic earnings per share is based on the weighted-average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share increases the shares used in the basic calculation by the dilutive effect of stock options, warrants, and convertible preferred stock.  For all years presented, common stock equivalents related to stock options, warrants, and convertible preferred stock have been excluded from diluted earnings per share because their effect is anti-dilutive.

Comprehensive Income

SFAS No. 130, Reporting of Comprehensive Income (“SFAS No. 130”), establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net loss and comprehensive loss for any period presented.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145).  Among other things, SFAS 145 generally prohibits the classification of gains or losses from the early extinguishment of debt as an extraordinary item, and therefore rescinds the previous requirement to do so. Gains and losses from prior early debt extinguishments are required to be reclassified. The Statement was not required to be implemented until 2003, though earlier application was encouraged. The Company elected to adopt the SFAS 145 in 2002 and, accordingly, no amounts related to the extinguishment of debt was classified as extraordinary in 2002.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal of Activities (SFAS No. 146).  SFAS No. 146 nullifies previous accounting guidance and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations, or liquidity.

Management’s Plans

The Company has incurred significant losses in the current and prior periods.  The Company expects negative cash flow from operations to continue until the online revenue stream matures. The Company believes it has access to adequate resources to fund operations until operations reach cash flow positive.  However, in the event revenues do not meet anticipated levels or the Company is unable to raise additional funding to meet working capital requirements, the Company may need to further reduce operating expenses. If the Company is unable to raise additional funding to meet working capital requirements, it may be unable to maintain compliance with Nasdaq Small Cap market listing requirements.  The Company believes it has available sources for debt or equity capital in amounts necessary to, in addition to operating sources, meet its cash needs through 2003.  However, such capital may not have terms favorable to the Company or its current stockholders.

If the Company does not address its funding needs, it will be materially adversely affected. The Company’s future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, customer demands for technology upgrades, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects.

3.             Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over an estimated useful life of two to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.  Depreciation expense on equipment obtained under capital lease obligations is included with depreciation expense for similar types of equipment.  Property and equipment consisted of the following:

	December 31,
	2001	2002
Equipment	$3,190,903	$3,265,065
Computer software	970,512	973,286
Leasehold improvements	152,118	152,118
Furniture and fixtures	570,650	572,218
	4,884,183	4,962,687
Less accumulated depreciation	(3,939,388)	(4,634,391)
Total	$944,795	$328,296

Equipment recorded under capital lease obligations aggregated $394,695 and  $387,662 at December 31, 2001 and 2002, respectively.  Accumulated depreciation of assets under capital lease obligations totaled $162,366 and $325,932 at December 31, 2001 and 2002, respectively.

4.             Capitalized Software and Courseware Development Costs

Capitalized software and courseware development costs consisted of the following:

	December 31,
	2001	2002
Capitalized software costs	$3,200,454	$3,584,243
Capitalized courseware development costs	1,214,259	937,724
	4,414,713	4,521,967
Less accumulated amortization	(3,268,483)	(3,707,237)
Total	$1,146,230	$814,730

5.             Acquired Online Publishing Rights

Acquired online publishing rights consisted of the following:

December 31, 2001
Acquired online publishing rights	$410,000
Less accumulated amortization	(403,770)
Total	$6,230

At December 31, 2002, acquired online publishing rights were fully amortized.  The Company has written off the total cost and related accumulated amortization at December 31, 2002.

6.             Goodwill and Other Intangible Assets

Goodwill and other intangible assets were comprised of:

	Decemb er 31,
	2001	2002
Goodwill	$814,509	$814,509
Less accumulated amortization	(486,192)	(486,192)
	$328,317	$328,317

	December 31,
	2001	2002
Developed content	1,223,800	523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	2,433,340	1,733,340
Less accumulated amortization	(1,468,993)	(984,848)
	$964,347	$748,492

In 2000, as a result of the restructuring of HTR, Inc. (“HTR”) non-online business, the Company wrote off approximately $1,226,000, which was the remaining net unamortized goodwill balance that had resulted from the acquisition of HTR.  This write-off is included in reorganization and other non-recurring charges in the 2000 statement of operations.  See Note 8.

Amortization expense for other intangible assets is expected to be as follows:

2003	210,579
2004	210,579
2005	157,536
2006	131,014
2007	38,784
$748,492

Amortization expense related to intangible assets subject to amortization totaled $390,850, $361,693 and $215,855 at December 31, 2000, 2001 and 2002, respectively.

With the adoption of SFAS 142, amortization of goodwill was discontinued as of January 1, 2002.  The following information reconciles reported net loss attributable to common stockholders to adjusted net loss, including goodwill amortization previously recorded.

	2000	2001
Pro forma net loss:
As reported	$(14,037,564)	$(6,582,040)
Impact of SFAS 142	266,763	128,447
Pro forma net loss	$(13,770,801)	$(6,453,593)

Pro forma net loss per common share—basic and diluted	($17.31)	($5.13)

7.             Dispositions

HTR, Inc.

In December 2000, the Company announced its decision to discontinue the majority of HTR’s non-online business.  The Company determined that the remaining goodwill related to HTR at the time of the decision was impaired under the guidance in SFAS 121.  The Company compared the carrying value of the HTR goodwill to its fair value as determined using the present value of the projected net cash flows of the remaining HTR non-online operations.  This analysis resulted in a write off of approximately $1,226,000 of goodwill related to the non-online businesses.

8.             Restructuring of Operations and Other Non-Recurring Items

During 2000, the Company implemented a plan to close certain office facilities related to HTR’s non-online business. The plan resulted in the closure of the Company’s facilities located in Dallas, Texas, Rockville, Maryland and Washington, D.C.  As a result, the Company recorded a restructuring charge of approximately $335,000 in 2000 included in reorganization and other non-recurring charges in the 2000 statement of operations. The restructuring charge included expenses related to facilities lease cancellations and write-down of assets no longer in use. During 2000, the Company paid no cash under the restructuring accrual. Included in accounts payable and accrued expenses at December 31, 2000 is approximately $335,000, primarily representing future lease termination payments.  All termination fees were paid in the second quarter of 2001.  The operating activities of the discontinued operations were not tracked separately by the Company. During 2002, the Company recorded an additional expense of $192,000 to adjust its accrual related to the minimum amount due under a lease for HTR’s Rockville, Maryland facility

In December 2001, the employment agreement between the Company and its Chairman was terminated, resulting in $187,762 of severance related expense.

9.             Loans Receivable from Related Party

Loans receivable from a Company officer amounted to $140,183 and $116,753 as of December 31, 2001 and 2002, respectively. The Company accrues interest on the loans receivable at a rate of prime less 1%.  Interest income related to loans receivable amounted to  $8,000, $8,001 and $6,384 during the years ended December 31, 2000, 2001 and 2002, respectively.  Amounts repaid on loans receivable from related parties was $23,097 in 2002. No amounts were repaid on loans receivable from related parties in 2000 or 2001.

10.          Notes Payable

In June 1999, the Company raised $2.5 million through the issuance of 9% Secured Subordinated Convertible Debentures.  The debentures were due to mature on December 15, 2000 with accrued interest payable quarterly.  The debentures were convertible into shares of the Company’s common stock at a per share price of $55.50.  The conversion price was at a discount from the market value of the Company’s common stock on the date the debentures were issued.  In addition, the Company issued five-year warrants to the debenture holders for the purchase of 11,260 shares of the Company’s common stock at $63.80 per share.  The Company recorded an aggregate debt discount of approximately $413,000 for the value of the warrants and the ability to convert at a discount from market value. Throughout 1999 and 2000 all of the debentures were converted into shares of common stock.  See Note 13.  In the fourth quarter of 2000, the Company recalculated the debt discount related to the debentures under the guidance provided in EITF 00-27 and recorded a cumulative effect of change in accounting principle of $461,000.

In February 2001, the Company secured $1,150,000 of debt financing through the issuance of short-term notes bearing interest at 10% to two directors of the Company.  In connection with this financing, the Company granted stock options for the purchase of 5,750 shares of common stock at $9.38 per share to the directors.  The fair value of the options was estimated at $47,150 using the Black-Scholes option pricing model and has been included in stock-based compensation in the 2001 consolidated statement of operations.  These notes were cancelled in March 2001 in exchange for an aggregate of 118,378 shares of common stock at a purchase price of $9.78 per share and warrants to purchase an aggregate of 28,750 shares of common stock at an exercise price of $10.76 per share.  The warrants have a three year term and were fully vested upon issuance.  The fair value of the warrants was estimated at $212,750 using the Black-Scholes option pricing model and has been included in stock-based compensation in the 2001 consolidated statements of operations.

In December 2001 and January 2002, the Company raised $925,000 through the issuance of 8% debentures together with five-year, fully vested warrants to purchase 132,143 shares of common stock at $4.00 per share.  The Company allocated the proceeds of the offering to the debentures and the warrants based on their relative fair values using the Black-Scholes option pricing model.  The amount allocated to the warrants ($335,841 and $40,708 for the 2001 and 2002 funding, respectively), was recorded as a debt discount and is being amortized to interest expense over the period the debentures are expected to be outstanding.  In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest.  In May 2002, the Company issued of 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730.  Upon shareholder approval of the debt financing, the Company recorded an additional $91,563 of debt discount for the instruments’ beneficial conversion feature.  The unamortized debt discount at December 31, 2002 was $84,841.  Principal and accrued interest under the debentures are due and payable at December 31, 2003.  The debentures are convertible into shares of the Company’s common stock at the election of the holders at a conversion price of $3.50 per share.

11.          Commitments and Contingencies

Leases

The Company leases office space and office equipment  under non-cancelable operating lease agreements with various renewal options. Future minimum lease payments may be periodically adjusted based on changes in the lessors’ operating charges.  Rent expense for the years ended December 31, 2000, 2001 and 2002 was  $792,459, $486,479 and $521,953 respectively.  As of December 31, 2002, the Company is obligated under an operating lease for space vacated as part of the 2000 restructuring.  The monthly payment for this space is approximately $13,000.  The Company is currently negotiating a termination of the lease but has accrued the minimum amount that would be due under the lease.  Subsequent to year end, the Company was ordered to pay all outstanding amounts related to this vacated space.  The Company is contesting the liability for future rents beyond December 2003 per the lease terms. Further litigation is anticipated.  See Note 17.

As of December 31, 2002, payments due under non-cancelable operating leases were as follows:

2003	$656,096
2004	509,735
2005	525,027
2006	540,778
2007	557,001
Thereafter	1,263,601
$4,052,238

The Company also leases equipment under lease agreements which are capitalized using the interest rates appropriate at the inception of the lease.  The related equipment is included in property and equipment and depreciated accordingly.  Future minimum lease payments under capital lease obligations at December 31, 2002 are as follows:

2003	24,800
Less amounts representing interest	(1,271)
Present value of net minimum payments	23,529

Employment Agreements

The Company has entered into employment agreements with certain members of management and other key employees.  These agreements specify minimum annual salaries as well as discretionary bonus amounts to be paid over the next two years.

Purchase Commitment

Effective December 15, 2000 the Company entered into a three-year reseller agreement with a vendor to resell certain software.  The agreement, as amended, specifies a minimum contract commitment of $650,000 over the three year period.   Amounts paid under the agreement during the years ended December 31, 2001 and 2002 were $143,000 and $144,697, respectively. No amounts were paid under the agreement in 2000.

Litigation

The Virginia Department of Taxation recently completed an audit of VCampus’ sales and use tax payments from August 1998 through October 2001.  In July 2002, the Company received a draft assessment which contemplated a payment of taxes, penalties and interest by VCampus of $212,719 primarily associated with the alleged failure of VCampus to assess use tax on third-party royalties paid by VCampus to content providers for courses delivered online by the Company. This preliminary assessment was not yet a formal, binding assessment by the Virginia Department of Taxation. The Company paid the sales and use tax, and interest on non-contested items, which amounted to $18,928 out of the $212,719, respectively. The Company has formally contested the remaining items covered by the draft assessment, including the assessment of use tax on the royalties paid by VCampus to content providers for courses delivered online by the Company. The Company is also contesting the methodology used by the Virginia Department of Taxation to estimate the royalties. The Company does not have a firm estimate of the probability of liability for this issue or the amount of anticipated legal costs, but has reason to believe that the potential liability will be reduced to the point where it will not be considered material. Accordingly, the Company cannot estimate at this time the amount of the liability to be incurred, if any. No amounts have been accrued in the financial statements for this potential liability.

On June 26, 2002, a former employee (separated in June 1998) filed suit against the Company in Dallas County, Texas. The suit alleges damages in the following amounts: $56,250 from an allegedly earned unpaid bonus, $231,250 based on an alleged change of control in the Company and $360,000 for the company’s alleged failure to allow him to exercise stock options. After thorough investigations, the Company has rejected this former employee’s claims several times in the past and the Company continues to believe these claims are without merit and plans to vigorously defend against them. The case was subject to mediation in December 2002, which failed to produce a settlement. The case is scheduled for trial in September 2003.  The plaintiff filed a motion for summary judgment on the issue of the unpaid bonus, which is expected to be heard shortly. The Company at this time cannot provide a definitive estimate of legal fees required for the case; however they may become material as the case progresses. The Company cannot estimate at this time the amount or probability of the liability to be incurred, if any. Accordingly, no amounts have been accrued in the financial statements.

12.          Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2001	2002
Accrued royalties	$226,577	$230,679
Accrued payroll and payroll taxes	91,413	62,333
Accrued reorganization and non recurring costs	187,762	276,103
Accrued vacation	55,477	41,063
Other	641,874	217,682
	$1,203,103	$827,860

Accrued payroll as of December 31, 2001 and 2002 primarily consists of earned but unpaid commissions and bonuses.

Accrued reorganization and non recurring costs as of December 31, 2001 primarily consist of severance related expense in connection with the termination of the employment agreement between the Company and its chairman.

Accrued reorganization and non recurring costs as of December 31, 2002 primarily consist of  an accrual in connection with the minimum payment due under a lease for HTR’s Rockville, Maryland lease.   See Notes 7, 8 and 17.

13.          Stockholders’ Equity

Stock Split

On June 18, 2002, the Company’s Board of Directors approved a one-for-ten reverse stock split of the Company’s common stock.  The reverse stock split became effective as of the opening of business on July 8, 2002.  Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying the excess par value resulting from the reduced aggregate number of shares from common stock to paid-in capital.  All references to common shares and per share amounts for all periods presented have been retroactively restated to reflect the stock split.

Series C Preferred Stock

In March 1998, the Company raised net proceeds of approximately $5,300,000 in a private placement of Series C Preferred Stock and warrants (the “Series C Preferred Stock”). In this transaction, the Company issued approximately 626,300 shares of the Series C Preferred Stock, which are convertible into approximately 75,910 shares of common stock. The Company also issued five-year warrants, which were fully vested, to purchase approximately 62,630 shares of common stock at an exercise price of $84.60 per share.  The Series C Preferred stockholders are entitled to receive dividends if and when declared by the Board of Directors.  The Series C Preferred Stock has a liquidation preference of $12.69 per share plus all declared but unpaid dividends upon sale or liquidation of the Company. The common stock underlying both the Preferred Stock and the warrants has certain registration rights. The holders of the Series C Preferred Stock are entitled to one vote for each 10 shares of Series C Preferred Stock held.  The Company recorded deemed dividends of approximately $207,000 due to the Series C Preferred Stock being convertible to common stock at a discount from fair value on the date of issuance.  In 1999, 2,954 shares of Series C Preferred Stock were converted into 358 shares of common stock.

Series D Preferred Stock

In June 1998, the Company raised approximately $5,200,000 in net proceeds through its private placement of Series D Preferred Stock (the “Series D Preferred Stock”). In this transaction, the Company issued 1,082,625 shares of the Series D Preferred Stock, which are convertible to 108,263 common shares. The holders of Series D Preferred Stock are entitled to receive a 5% annual dividend compounded and paid semi-annually. Such dividends are payable, at the option of the Company, either in cash or in common stock. The Series D Preferred Stock has a liquidation preference of $8.25 per share plus all declared but unpaid dividends upon sale or liquidation of the Company.   The holders of the Series D Preferred Stock are entitled to one vote for each 10 shares of Series D Preferred Stock held.

In  2000 and 2001, 2,727 and 56,834 shares of Series D Preferred Stock were converted into 273 and 5,683 shares of common stock, respectively.  No shares were converted during 2002.

In 2000, 2001 and 2002, the Company issued 24,507, 49,461 and  81,325 shares of common stock, respectively, to the Series D Preferred Stock holders as payment for accrued dividends.  The number of shares issued as payment of the dividends was determined based on the fair market value of the Company’s common stock on the date of issuance.  The value of such shares amounted to, $295,607, $278,798 and $278,765 for 2000, 2001 and 2002, respectively.

Series E Preferred Stock

The Company entered into a Private Equity Line of Credit Agreement (the “Equity Line Agreement”), as amended, with Hambrecht & Quist Guaranty Finance, LLC (“H&QGF”) effective May 4, 1999. Under the Equity Line Agreement, the Company had the right, subject to certain conditions, to issue and sell to H&QGF, from time to time, shares of its Series E Convertible Preferred Stock (“Series E Preferred Stock”), for cash consideration of up to an aggregate of $7.0 million, subject to availability.  The Company had the right to sell to H&QGF shares of its Series E Preferred Stock at a price equal to 85% of the lower of (1) the closing market price of the Company’s common stock on the date of issuance and (2) the average of the lowest intra-day prices of the Company’s common stock over the five-day period ending on the date of issuance.  Each ten shares of Series E Preferred Stock are convertible into one share of common stock.  The holders of the Series E Preferred Stock are entitled to one vote for each ten shares of Series E Preferred Stock held.  The holders of Series E Preferred Stock are entitled to monthly dividends paid in Series E Preferred Stock, equal to 0.5% of the number of shares of Series E Preferred Stock held.  The value of Series E Preferred Stock issued as dividends amounted to $83,977, $107,733 and $10,954 for 2000, 2001 and 2002, respectively.

In connection with the Equity Line Agreement, the Company issued seven-year warrants, which were fully vested, to purchase 100,000 shares of its Series E Preferred Stock to H&QGF at $2.50 per share (subsequently adjusted to 1,138,440 shares at $0.2196 per share pursuant to anti-dilution rights), and ten-year warrants, which were fully vested, to purchase 10,000 shares of its common stock at $40.00 per share to a third party.  In March 2000, the Company granted H&QGF fully vested warrants to purchase 43,632 shares of Series E Preferred Stock at an exercise price of $8.50 per share (subsequently adjusted to 384,960 shares at $0.2196 per share pursuant to anti-dilution rights) in exchange for an increase in capacity and extension of the equity line.  These warrants expire in November 2006.  In October 2000, the Company granted H&QGF fully vested, seven-year warrants to purchase 15,000 shares of Series E Preferred Stock at an exercise price of $1.94 per share (subsequently adjusted to 132,350 shares at $0.2196 per share pursuant to anti-dilution rights) in exchange for a further increase and extension of the equity line.

During 1999, the Company drew down $859,000 under the Equity Line Agreement and issued 379,437 shares of Series E Preferred Stock at an average price of $2.26.  During 2000, the Company drew down $4,382,000 under the Equity Line Agreement and issued 963,092 shares of Series E Preferred Stock at an average price of $4.55 per share.  During 2001, the Company drew down $213,150 under the Equity Line Agreement and issued 187,500 shares of Series E Preferred Stock at an average price of $1.14 per share.  During 2000 and 2001, 621,503 and 306,454 shares of Series E Preferred Stock were converted into 62,150 and 30,645 common shares, respectively. No shares of Series E Preferred Stock were converted into common stock in 2002.

During 2000 and 2001, the Company recorded deemed dividends of approximately $773,000 and $38,000, respectively, due to the Series E Preferred Stock being issued at a discount from fair value on the date of issuance.  No deemed dividends were recorded in 2002.

In February 2001, the Equity Line Agreement was terminated.  During 2001, the Company issued 60,000 shares of Series E Preferred Stock to H&QGF as consideration for the Company’s failure to keep an active registration statement effective in accordance with H&QGF’s registration rights.  In April 2001, the Company regained compliance with H&QGF’s registration rights through the filing and effectiveness of a new registration statement.

Series F, F-1 and F-2 Preferred Stock

In December 2001, the Company issued 2,642,836 shares of Series F Preferred Stock at a price of $0.35 per share.  Under the terms of this financing, the Company issued five-year fully vested warrants to purchase 66,071 shares of common stock at $4.00 per share.  As of December 31, 2001, 285,712 shares of Series F Preferred Stock were subscribed for but not issued until January 2002.  Each share of Series F-1 Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder.  The Series F preferred stockholders are entitled to receive dividends if and when declared by the Board of Directors.  The Series F Preferred Stock has a liquidation preference of $0.35 per share plus all declared but unpaid dividends upon sale or liquidation of the Company.  The holders of the Series F Preferred Stock are entitled to one vote for each ten shares of Series F Preferred Stock held.

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

In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest.  Each share of Series F-1 Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder.  The holders of the Series F-1 Preferred Stock are entitled to one vote for each ten shares of Series F-1 Preferred Stock held.  The excess of the fair value of the Preferred Stock and warrants over the carrying value of the note amounted to $267,488 and was recognized as a loss on debt extinguishment in March 2002.  The carrying value of the debt at the time of its conversion was $324,392, excluding accrued interest of $10,445.  The extinguishment of the debt resulted in the write-off of $50,121 in deferred debt issuance costs.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the amount allocated to the Preferred Stock amounted to $44,282.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002.

In May 2002, the Company issued 242,859 shares of Series F Preferred Stock for $85,000 in cash at $0.35 per share and warrants to purchase 6,071 shares of common stock at $4.00 per share.  Each share of Series F Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder.  The proceeds were allocated to the Preferred Stock and the warrants based on their relative fair values.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $57,104.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to preferred stockholders upon stockholder approval of the offering in May 2002.

In May 2002, the Company issued 17,859 shares of Series F-2 Preferred Stock for approximately $625,000 in cash at $35.00 per share (each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock) and warrants to purchase a total of 160,365 shares of common stock at $4.00 per share.  The holders of Series F-2 Preferred Stock are entitled to one vote for each share of common stock that such holder could have purchased at the fair market value of the Common Stock on the date the Series F-2 Preferred Stock was originally purchased from the Company for the aggregate purchase price paid for the Series F-2 Preferred Stock   The proceeds were allocated to the Preferred Stock and the warrants based on their relative fair values.  The excess of the value of common stock into which the Series F-2 Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $579,746.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to preferred stockholders upon stockholder approval of the offering in May 2002.

In May 2002, the Company issued 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730, each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock. The excess of the fair value of the Preferred Stock and warrants over the net carrying value of the debt was $170,677 and was recognized as a loss on debt extinguishment.  The carrying value of the debt at the time of its conversion was $143,944, excluding accrued interest of $5,730.  The extinguishment of the debt resulted in the write-off of $16,038 in deferred debt issuance costs.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the amount allocated to the Preferred Stock amounted to $24,267.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002.

In May 2002, the Company issued 3,841 shares of Series F-2 Preferred Stock in exchange for the cancellation of $126,970 of accounts payable, each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock.  The excess of the fair value of the Preferred Stock over the carrying value of the accounts payable amounting to $65,081 was recognized as a loss on the exchange.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the amount allocated to the Preferred Stock amounted to $57,627.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002.

In June 2002, the Company issued 114,305 shares of Series F Preferred Stock for $40,007 in cash at $0.35 per share and warrants to purchase 2,858 shares of common stock at $4.00 per share.  Each share of Series F Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder.  The proceeds were allocated to the Preferred Stock and the warrants based on their relative fair values.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $17,685.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to preferred stockholders upon stockholder approval of the offering in May 2002.

Series G Preferred Stock

In September 2002, the Company issued 46,400 shares of Series G Preferred Stock at a purchase price of $21.96 per share (10 times the trailing five-day average closing price of its common stock) to accredited investors.  Under the terms of the financing agreement, the Company also issued five-year fully vested warrants to purchase 116,000 shares of common stock at $2.42 per share.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.  The holders of the Series G Preferred Stock are entitled to ten votes for share of Series of Preferred Stock held.  The excess of the value of common stock into which the Series G Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $185,883.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.  The issuance of the Series G Preferred Stock triggered an antidilution adjustment in the conversion price of the Series F, F-1 and F-2 Preferred Stock from $3.50 to $2.196.  As result, the number of common shares potentially issuable upon conversion of the Series F, F-1 and F-2 Preferred Stock has increased from 721,620 to 1,150,124.  The Company recorded a deemed dividend of $1,499,762 in connection with this adjustment.

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

Common Stock

In January 2000, the Company completed a private placement of its Common Stock to iGate Capital Corporation (formerly Mastech Corporation). The Company issued 113,625 shares of Common Stock at $36.20 per share, a 20% premium over the average closing price for a 15-day trailing period, resulting in gross proceeds to VCampus of approximately $4,000,000.  No obligations with respect to the delivery of goods or the performance of services were involved in determining this purchase price.  The Company also issued warrants, which were fully vested, to purchase 45,000 shares of its common stock at exercise prices between $43.40 and $61.25 per share. The warrants expired in January 2001.

During 2000, the Company issued 48,257 shares of its common stock to its convertible debenture holders, at an average price of $33.00 per share, in exchange for the conversion of the remaining balance of approximately $1,590,000 in principal and accrued interest under the Secured Subordinated Convertible Debentures.

In April 2000, the Company raised $2,500,000 through a private placement of its common stock to US West Internet Ventures, Inc, now Qwest Investment Company.  The Company issued 35,714 shares of common stock at $70.00 per share and five-year warrants to purchase 71,429 shares of the Company’s common stock at $70.00 per share.  One-half of the warrants vested immediately with the second half vesting on the first anniversary of the issuance of the warrants.  Also in April 2000, the Company entered into a one-year Application Hosting Contract with US West Interprise America, Inc. (US West) under which US West may resell certain VCampus services.  The Company has valued the second tranche of the warrants using the Black-Scholes option  pricing model at each reporting date prior to the commitment date.  The fair value of the warrants at December 31, 2000 was $207,142.  Of that amount, $144,716 was recognized as stock based compensation for the year ended December 31, 2000.   The fair value of the warrant at the commitment date in April 2001 was $310,714.  Of that amount, $165,998 was recognized as stock based compensation for the year ended December 31, 2001.

In September 2000, the Company granted 2,000 shares of restricted stock with a purchase price of $0.10 per share to an employee it hired as an officer and a director.  An additional 500 options were granted with an exercise price equal to 50% of the fair market value at the date of grant to the same employee.  The Company recorded compensation expense, under APB 25, related to these stock issuances of approximately $184,000.

In December 2000, the Company sold 51,948 shares of its common stock at $9.625 per share to accredited investors.  The purchase price of $9.625 equaled 110% of the fair market value of the stock on the date of the transaction.  In connection with this transaction, the Company also issued fully vested 5-year warrants to purchase 51,948 shares of the Company’s common stock at $9.625 per share.  No obligations with respect to the delivery of goods or the performance of services were involved in determining this purchase price.

In December 2000, the Company issued 16,706 shares of its common stock at $9.625 per share to certain employees, executive officers, and directors.  The purchase price of $9.625 equaled 110% of the fair market value of the stock on the date of the transaction.  In connection with this transaction, the Company also issued fully vested 5-year stock options to purchase 16,706 shares of the Company’s common stock at $9.625 per share.

In December 2000, the Company issued 4,000 shares of its common stock to a financial advisor as a retainer fee.   The stock was valued at the then fair market value of $8.125 per share.  The Company recorded an expense related to the stock issuance of $32,500.

In May and June 2001, the Company issued 303,892 shares of common stock at a purchase price of $10.60 per share in a private placement.  Under the terms of this financing, the Company also issued five-year, fully vested warrants to purchase 93,848 shares of common stock at $17.90 per share.

During 2002, the Company issued 10,794 shares of its common stock, at an average price of $3.15 (equal to the fair market value of the stock on date of each transaction) per share, to certain of its directors in lieu of cash compensation for their services.  The Company recorded $33,972 of compensation expense in connection with these issuances.

Stock Option Plans

The Company adopted a stock option plan (the “Original Plan”) which permitted the Company to grant options to purchase up to 28,892 shares of Common Stock to employees, board members and others who contribute materially to the success of the Company. In November 1996, the Company’s Board of Directors decided not to grant any further options under the Original Plan.

During 1996, the Company’s Board of Directors approved a new stock plan (the “1996 Plan”), for the grant of stock awards to employees, directors and consultants.  Stock options under the Original Plan and 1996 Plan are generally granted at prices which the Company’s Board of Directors believes approximates the fair market value of its Common Stock at the date of grant. Individual grants generally become exercisable ratably over a period of four to five years from the date of grant. The contractual terms of the options range from three to ten years from the date of grant.

Common stock option activity was as follows:

	Years Ended December 31,
	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the Year	140,814	$97.90	245,964	$71.40	325,637	$18.95
Granted	229,324	62.80	302,741	6.50	111,222	3.71
Exercised	(35,770)	20.40	(85)	0.10	(25,576)	3.36
Canceled or expired	(88,404)	112.10	(222,983)	60.00	(111,418)	17.87
Outstanding at the end of the Year	245,964	71.40	325,637	18.95	299,865	15.03
Options exercisable at year-end	59,724	$69.40	140,739	$19.50	198,829	$13.06

As of December 31, 2002, 143,453 shares were available for issuance under the 1996 Plan.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2002	Weighted- Average Exercise Price
Less than $10.00	226,030	8.7	$3.54	154,342	$3.52
$ 10.00 – $30.00	24,027	7.9	13.55	14,394	13.51
$ 30.01 – $60.00	22,120	6.5	40.76	19,120	40.16
$ 60.01 – $90.00	20,241	7.5	76.64	5,154	76.67
$ 90.01 – $120.00	4,745	5.1	110.73	3,695	110.22
$ 120.01 – $150.00	2,452	5.7	138.21	1,874	135.52
$ 150.01 – $180.00	250	4.7	176.20	250	176.20
	299,865	8.3	$15.03	198,829	13.06

The weighted average fair values of the options granted in 2000 with a stock price equal to the exercise price, and with a stock price greater than the exercise price, and with a stock price less than the exercise price are $7.80, $72.70 and $9.60, respectively.  The weighted average fair values of the options granted in 2001 with a stock price equal to the exercise price was $6.50.   The weighted average fair values of the options granted in 2002 with a stock price equal to the exercise price was $3.71.

On June 15, 2001, the Company cancelled options to purchase 81,038 shares of common stock and agreed to issue an equal number of new options on December 17, 2001 with an exercise price equal to the then-current fair market value.  The employees whose options were cancelled had not received options in the six months prior to the cancellation date.  On December 17, 2001, the Company issued 73,803 replacement options to employees who participated in the exchange program, with an exercise price equal to the fair market value on that date.

Warrants

The Company has also granted warrants to purchase Common Stock to various investors, employees and outside vendors. Warrant activity was as follows:

	Years Ended December 31,
	2000	2001	2002
Outstanding at the beginning of the year	197,149	377,414	635,388
Granted	197,729	389,630	551,492
Exercised	(11,649)	—	—
Canceled or expired	(5,815)	(131,656)	(77,969)
Outstanding at the end of the year	377,414	635,388	1,108,911

Exercise prices on the outstanding warrants range from $2.20 to $120.00 per share. The weighted average grant date fair value of warrants issued in 2002 was $4.80.  The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following ranges of assumptions: dividend yield of 0%; expected volatility of 69% to 133%; risk-free interest rate of 4.39% to 6.50%; and expected life of the warrant term of three to seven years.  During 2000, 2001 and 2002, the number of shares and exercise prices of certain warrants were adjusted to satisfy certain anti-dilution rights previously granted.

Reserve for Issuance

As of December 31, 2001, the Company had reserved 1,408,776 shares of Common Stock for issuance upon the exercise of outstanding options and warrants.

14.          Retirement Plans

The VCampus Corporation 401(k) plan (adopted in 1997) allows employees to elect an amount between 1% and 15% of their total compensation to contribute to the plan. All full-time employees are eligible to make participation elections at any time while employed by the Company. There is a graduated vesting schedule for employer contributions in which contributions fully vest over a period of four years. The plan allows discretionary Company contributions. In 2000, 2001 and 2002, there were no discretionary Company contributions made to the plan.

15.          Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets.  Significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2001	2002
Net operating loss carryforwards	$21,314,000	$22,647,000
Accrued payroll	53,000	16,000
Other accruals	70,000	285,000
Other assets and liabilities, net	1,662,000	1,722,000
Total deferred tax assets	23,099,000	24,670,000
Valuation allowance	(23,099,000)	(24,670,000)
Net deferred tax assets	$—	$—

As of December 31, 2001and 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $53,278,000 and $56,610,000, respectively, which will expire at various dates through 2022. The Company may have had changes in ownership, which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.

The Company’s effective rate reconciling items relate to non-deductible expenses, state income taxes, and changes to the valuation allowance.

16.          Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2000	2001	2002
Numerator:
Loss before cumulative effect of change in accounting principle	$(12,423,745)	$(5,932,893)	$(4,378,911)
Less: Dividends accruing to preferred stockholders	(1,152,819)	(649,147)	(2,768,394)
Net loss before cumulative effect of change in accounting principle	(13,576,564)	(6,582,040)	(7,147,305)
Cumulative effect of change in accounting principle	(461,000)	—	—
Net loss available to common stockholders	$(14,037,564)	$(6,582,040)	$(7,147,305)
Denominator:
Denominator for basic earnings per share — weighted-average shares	795,348	1,258,610	1,493,643
Denominator for diluted earnings per share — adjusted weighted-average shares	795,348	1,258,610	1,493,643
Basic and diluted loss per share:
Net loss per share before cumulative effect of change in accounting principle	$(17.07)	$(5.23)	$(4.79)
Cumulative effect of change in accounting principle per share	(0.58)	—	—
Net loss per share available to common stockholders	$(17.65)	$(5.23)	$(4.79)

The following equity instruments (with underlying common share numbers show in the table) were not included in the diluted net loss per share calculation because their effect would have been anti-dilutive:

	Year ended December 31,
	2000	2001	2002
Convertible notes payable:	4,813	49,235	64,285
Convertible preferred stock:
Series C	75,554	75,554	75,554
Series D	107,337	101,380	101,380
Series E	28,646	54,508	57,490
Series F	—	264,284	478,142
Series F-1	—	—	232,443
Series F-2	—	—	439,540
Series G	—	—	493,200
Stock options	245,964	325,637	299,865
Warrants	377,714	635,388	1,108,911

17.          Subsequent Events

Financing

In February 2003, the Company issued 10,125 and 226 shares of Series G Preferred Stock at a purchase price of $39.50 per share to accredited investors and a placement agent, respectively.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 25,313 and 564 shares of common stock at $4.35 per share to the same accredited investors and placement agent, respectively.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series G Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $48,995.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.   These transactions are reflected in the pro forma balance sheet as if such transactions had occurred on December 31, 2002.

In March 2003, the Company issued 18,370 shares of Series G Preferred Stock at a purchase price of $27.22 per share to accredited investors.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 45,925 shares of common stock at $2.99 per share to the same accredited investors.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series G Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $103,186.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.   These transactions are reflected in the pro forma balance sheet as if such transactions had occurred on December 31, 2002.

The following table sets forth selected balance sheet data as of December 31, 2002, on a pro forma basis, after giving effect to the February 2003 and March 2003 financings.

	December 31, 2002	Pro forma Adjustments	Pro forma as of December 31, 2002
			(Unaudited)
Cash	$727,466	$899,937	$1,627,403
Total assets	4,372,618	899,937	5,272,555
Total liabilities	2,724,813	25,000	2,749,813
Accumulated deficit	(84,207,028)	(323,567)	(84,530,595)
Total stockholders’ equity	$1,647,805	$874,937	$2,522,742

Legal Matters

In March 2003, the Montgomery County, Maryland Circuit Court issued an order for VCampus to pay its landlord in Rockville, Maryland $93,453 of back rent due and all future rents ($499,535) less any rents received by the landlord from any re-leasing of the premises. The order calls for the future rent amount to be paid monthly through the end of the lease term in 2005. The Company plans to contest the liability for future rents beyond December 2003 ($323,231) per the lease terms. The liability for back rents and rents through December 2003 and attorney’s fees is reflected on the Company’s balance sheet. The Company cannot estimate the probability of the liability to be incurred, if any, for rent beyond December 2003. Accordingly, no amounts have been accrued in the financial statements for this.

18.          Quarterly Sales and Earnings Data–Unaudited

The following table presents the quarterly results for VCampus Corporation and its subsidiaries for the years ending December 31, 2001 and 2002:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Revenue	$1,465,701	$1,633,208	$1,735,807	$1,366,958
Loss from operations	(959,751)	(672,138)	(1,101,971)	(1,343,502)
Net loss attributable to common stockholders	(1,511,052)	(1,806,500)	(2,794,858)	(1,034,895)
Net loss per share, basic and diluted	$(1.03)	$(1.23)	$(1.83)	$(0.68)

2001
Revenue	$1,811,437	$1,969,361	$1,678,833	$1,513,600
Loss from operations	(2,016,802)	(1,422,166)	(1,191,617)	(1,306,871)
Net loss attributable to common stockholders	(2,146,180)	(1,508,617)	(1,272,999)	(1,654,244)
Net loss per share, basic and diluted	$(2.20)	$(1.26)	$(0.89)	$(1.16)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNT AND RESERVE

(in thousands)

VCampus Corporation

Classification	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2000	142	76	—	218
Year ended December 31, 2001	218	52	(171) (1)	99
Year ended December 31, 2002	99	12	(80) (1)	31

(1)  Uncollectible amounts written off.  Net of recoveries.