Form 10-K/A
period 2002-12-31
VCAMPUS CORP
filed 2003-04-30
CIK 943742

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on June 30, 2002, on the Nasdaq SmallCap Market was approximately $4,468,611 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

        As of April 28, 2003, the registrant had outstanding 1,581,306 shares of Common Stock.

PART III

        Certain information required by Part III was omitted from the Company's report on Form 10-K filed on March 31, 2003, because at that time the Company intended to file a definitive proxy statement for its 2003 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Because the Company no longer intends to file the definitive Proxy Statement within such 120-day period, the omitted information is filed herewith and provided below as required. All references to the "Company" or "VCampus" refers collectively to VCampus Corporation and its subsidiaries: Cognitive Training Associates, Inc., a Texas corporation ("CTA"); Cooper & Associates, Inc., an Illinois corporation, d/b/a Teletutor ("Teletutor"); HTR, Inc., a Delaware Corporation ("HTR"); and UOL Leasing, Inc., a Delaware corporation.

Item 10. Directors and Executive Officers of the Registrant.

        As of April 30, 2003, the directors of the Company were as follows:

Name	Age	Director Since
Narasimhan P. Kannan	54	1984
Edson D. deCastro	64	1994
Dennis J. Fischer	63	2002
William E. Kimberly	70	1995
Martin E. Maleska	59	2001
Daniel J. Neal	44	2000
John D. Sears	48	1998

        Narasimhan P. "Nat" Kannan has served as our Chief Executive Officer and Chairman of the Board of Directors since he founded the Company in 1984. In September 2000, Mr. Kannan stepped down as Chief Executive Officer to focus exclusively on his role as Chairman. In December 2002, he reassumed the position of President and Chief Executive Officer. Prior to founding the Company, he co-founded Ganesa Group, Inc., a developer of interactive graphics and modeling software, in 1981. Prior thereto, he served as a consultant to Booz Allen and Hamilton, Inc., the MITRE Corporation, The Ministry of Industry of the French Government, the Brookhaven and Lawrence Livermore National Laboratories, the White House Domestic Policy Committee on Energy, and Control Data Corporation. He serves on the board of directors of TV on the Web, Inc. He holds a B.S. in Engineering from the Indian Institute of Technology in Madras, India, and he performed advanced graduate work in business and engineering at Dartmouth College.

        Edson D. deCastro has been a director since 1994. From June 1995 to January 1997 Mr. deCastro served as Chief Executive Officer of Xenometrix, Inc. and served as its Chairman from 1992 until November 1997. Mr. deCastro was the founder of Data General Corporation and served as its Chief Executive Officer from 1968 to 1990. From January 1990 to June 1995, Mr. deCastro was an independent contractor. Mr. deCastro now works as a consultant. Mr. deCastro also serves on the boards of directors of Avax Technologies, Inc. and Healthgate Data Corp., all public companies, and of several private early-stage technology companies. He holds a B.S. in Electrical Engineering from the University of Lowell.

        Dennis J. Fischer has been a director since March of 2002. He is a Vice President in Visa U.S.A.'s Sales and Integrated Solutions division, with responsibility for Visa's commercial card programs for the Federal Government. Mr. Fischer served 30 years in the Federal government, most recently as Commissioner of the General Services Administration's (GSA) Federal Technology Service from 1997 to 2000. Mr. Fischer also was the first Chief Financial Officer of the GSA from 1992 to 1997. His other government posts have included Deputy Assistant Secretary, Finance, and Deputy CFO, for the U.S.

Department of Health and Human Services; and Associate Director for Policy and Management, United States Mint, U.S. Treasury Department. Mr. Fischer held various financial management positions at the U.S. Department of Health, Education and Welfare, including Financial Management Officer and Executive Officer for the Health Care Financing Administration of the Department of Health and Human Services. Mr. Fischer holds a B. A. in Mathematics from Vanderbilt University and a Masters in Financial Management from George Washington University.

        William E. Kimberly has been a director since 1995. Mr. Kimberly has served since 2002 as the President and is the sole owner of NAZTEC, LLC, an investment banking and consulting firm. He has also served since 2002 on the Board of Advisors and is a founding investor of New Vantage Group, LLC, a firm focused on forming and managing angel investment clubs. Mr. Kimberly served as the President of the Manchester Group, Ltd., an investment banking firm, from 1990 to 1992, and as Chairman of NAZTEC International Group, Inc., its successor, from 1992 to 2002. Prior thereto, Mr. Kimberly served in various senior executive capacities for 23 years for Kimberly Clark Corporation. Mr. Kimberly also serves as a director of Sytel Inc. He is a member of the Board of Trustees of The Asheville School and the Board of Advisors of the Pan American Development Foundation.

        Martin E. Maleska has been a director since February 2001. He has served as Managing Director of Veronis Suhler & Associates since January 1999. Prior thereto, Mr. Maleska worked at Simon & Schuster's International and Business and Professional Group, where he was president from 1995-1998. A managing director at Veronis Suhler & Associates from 1991-1995, Mr. Maleska concentrated on magazine, newspaper and book publishing transactions. Mr. Maleska holds a B.S. in Chemistry from Fordham University and an M.B.A. in Finance from New York University.

        Daniel J. Neal has served as a director of the Company since joining the Company in September 2000. From September 2000 until December 2002, Mr. Neal also served as VCampus' CEO. Mr. Neal now serves as the Chief of Strategic Partnerships and Vice Chairman of the Board of Directors. From July 1998 until joining the Company, Mr. Neal served in various positions with USinternetworking, Inc., including Vice President/General Manager, Senior Director, E-Commerce Partnering and Senior Director, Acquisition Integration. From April 1996 until July 1998, he was the Director of National Partnering for Global One Communications, LLC, a subsidiary of Sprint. Prior to that, Mr. Neal served as a Senior Staff Member with the Office of the Vice President of the United States. Mr. Neal received his B.A. from the University of California, Berkeley, and holds an M.B.A. from the Wharton School at the University of Pennsylvania.

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

Right to Nominate Director

        So long as Qwest Investment Company (formerly US West Internet Ventures, Inc.), a subsidiary of Qwest Communications International Inc., or its affiliates holds at least 20,000 shares of our common stock (as adjusted for the 1-for-10 reverse split of our common stock effected in July 2002), a designee of Qwest reasonably acceptable to us has the right to be included as a management nominee for election to the Board. This Board nomination right terminated on April 20, 2003. Qwest never submitted a designee for election to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers and persons who beneficially own 10% or more of our common stock (collectively, "Insiders") are required to file reports with the SEC indicating their holdings of and transactions in our equity securities. Insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, there were no reports required under Section 16(a) of the Exchange Act which were not timely filed during the fiscal year ended December 31, 2002, except for the following:

  1.
  Dennis Fischer filed a late Form 3 on April 23, 2002 to report his ownership of VCampus equity securities as of the date of his appointment to the Board on March 25, 2002.

  2.
  Barry Fingerhut filed a late Form 4 on July 10, 2002 to report his purchase of an aggregate of 78,000 pre-split shares of common stock on various dates in August 2000 and his purchase of an aggregate of 148,700 pre-split shares of common stock on various dates in November 2000.

  3.
  Barry Fingerhut filed a late Form 4 on June 11, 2002 to report his March 31, 2002 acquisition of: (a) a warrant to purchase 145,841 pre-split shares of common stock; and (b) Series F-1 Convertible Preferred Stock, convertible into 1,458,413 pre-split shares of common stock, and to report his disposition of a promissory note convertible into 1,428,57 pre-split shares of common stock.

  4.
  Ronald Freedman filed a late Form 3 on January 27, 2003 to report his ownership of VCampus equity securities as of the date of his appointment as an executive officer of VCampus on December 23, 2002.

Item 11. Executive Compensation.

Information Concerning the Board of Directors and Its Committees

        The business of the Company is under the general management of the Board of Directors as provided by the laws of Delaware and the Bylaws of the Company. During the fiscal year ended December 31, 2002, the Board of Directors held four formal meetings, excluding actions by unanimous written consent. Each member of the Board attended at least 75% of the fiscal 2002 meetings of the Board of Directors and Board committees of which he was a member.

        The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee currently consists of Messrs. Kimberly, Sears and Maleska. During 2002, the Audit Committee held six formal meetings, excluding actions by unanimous written consent. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors. The Compensation Committee currently consists of Mr. deCastro and Mr. Fischer. During 2002, the Compensation Committee held no formal meetings, instead taking action exclusively by unanimous written consent. The Compensation Committee makes recommendations to the Board of Directors regarding salaries and incentive compensation for our officers, and determines the amount and type of equity incentives granted to participants in our 1996 Stock Plan.

Summary Compensation

        The following table sets forth all compensation paid by us for services rendered to us in all capacities for the fiscal years ended December 31, 2000, 2001 and 2002 to the two persons who served as chief executive officer in 2002, our only two other highest-paid executive officers who earned at least $100,000 in 2002 and one additional executive officer who otherwise would have been included in such table on the basis of her 2002 compensation but for the fact that she was no longer an executive officer at the end of 2002 (collectively, the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary		Bonus		Restricted Stock Awards			Stock Options (Shares)	All Other Compensation
Narasimhan P. Kannan Chief Executive Officer(1)	2002 2001 2000	$ $ $	39,960 220,000 193,333	$	— — 90,000		— — —		— 41,250 22,651	$ $ $	162,109 — —	(2)
Daniel J. Neal Chief Executive Officer(3)	2002 2001 2000		$160,000 215,000 73,333	$	— — 50,000	$ $	— — 154,800	(4)	— 80,000 45,078	$ $ $	— — 15,313	(5)
Ronald E. Freedman Senior Vice President of Worldwide Sales & Marketing	2002 2001		$140,250 140,459	$ $	1,000 15,000	$	— —		5,000 8,000		$25,414 88,751	(6) (7)
Christopher L. Nelson Chief Financial Officer(8)	2002		$94,592		$38,000		$39,000	(9)	37,750		$—
Deborah A. Colella(10) Chief Financial Officer	2002 2001	$ $	90,833 100,000	$ $	— —		— —		19,500	$ $	13,824	(11)

(1)
Mr. Kannan was re-appointed as Chief Executive Officer in December 2002, a position he had resigned from in September 2000.

(2)
Consists of $151,250 of severance payments following his termination as Executive Chairman in December 2001 and $10,859 of accrued vacation pay.

(3)
Mr. Neal resigned as Chief Executive Officer in December 2002 and now serves as Chief of Strategic Partnerships and Vice Chairman of the Board of Directors.

(4)
Represents the fair market value of 2,000 shares of restricted common stock purchased by Mr. Neal for $0.10 per share on August 8, 2000, the date of his employment agreement, based on the closing sale price of our common stock of $77.50 per share on that date, less the aggregate exercise price of $200. As of December 31, 2002, these shares were valued at $7,420 in the aggregate based on the closing sale price of our common stock on the last trading day of 2002 ($3.81 per share), less the aggregate exercise price of $200. The restrictions applicable to all of these shares have lapsed.

(5)
Represents the fair market value of 500 shares of common stock purchased by Mr. Neal upon exercise of his nonstatutory stock option for $38.80 per share based on the closing sale price of our common stock on that date of $69.375 per share.

(6)
Consists of commissions.

(7)
Consists of $24,991 in commissions and $63,760 in relocation expenses.

(8)
Mr. Nelson was appointed as Chief Financial Officer in June 2002.

(9)
Represents the fair market value of 10,000 shares of restricted common stock purchased by Mr. Nelson on June 3, 2002, the date of his employment agreement, based on the closing sale price of our common stock of $4.00 per share on that date, less the aggregate exercise price of $1,000. As of December 31, 2002, these 10,000 shares of common stock were valued at $37,100 in the aggregate based on the closing sale price of our common stock on the last trading day of 2002 ($3.81 per share), less the aggregate exercise price of $1,000. The restrictions on all of these shares lapsed in September 2002.

(10)
Ms. Colella's employment as Chief Financial Officer terminated in June 2002. She now serves as a consultant to the Company.

(11)
Consists of $10,833 of severance payments and $2,990 of accrued vacation pay.

  Option Grants, Exercises and Holdings and Fiscal Year-End Option Values.

        The following table summarizes all option grants during the year ended December 31, 2002 to the Named Executive Officers:

Option Grants during the Year Ended December 31, 2002

							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees		Exercise or Base Price per Share
Name						Expiration Date
							5%		10%
Christopher L. Nelson	37,500 250	33.7 0.2	% %	$ $	3.90 4.10	06/10/12 03/19/12	$ $	91,976 645	$ $	233,085 1,634
Ronald E. Freedman	5,000	4.5%			$3.90	06/10/12		$12,263		$31,078

(1)
The compounding assumes a 10-year exercise period for all option grants. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in this table may not be necessarily achieved.

        No stock options were exercised by the Named Executive Officers during 2002 The following table sets forth certain information concerning the number and value of unexercised options held by the Named Executive Officers as of December 31, 2002:

Fiscal Year-End Option Values

	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002(1)
Name
	Exercisable(2)	Unexercisable(2)	Exercisable(2)	Unexercisable(2)
Narasimhan P. Kannan	51,603	—	$45,788	$—
Daniel J. Neal	68,954	25,626	$74,231	$14,569
Christopher L. Nelson	7,750	30,000	$0	$0
Deborah A. Colella	12,937	6,563	$10,545	$0
Ronald E. Freedman	4,625	8,375	$1,665	$0

(1)
Options are considered in-the-money if the market value of the shares covered thereby is greater than the option exercise price. The values in the table are calculated by subtracting the exercise price of each option from $3.81 (the closing sale price of our common stock as represented on the Nasdaq SmallCap Market on December 31, 2002) and multiplying the difference by the number of shares underlying each option.

(2)
The first number represents the number or value as called for by the appropriate column of exercisable (vested) options; the second number represents the number or value as appropriate of unexercisable (unvested) options.

Employment Agreements

        In December 2001, Mr. Kannan's employment agreement was terminated upon his resignation for good cause from his position as executive Chairman of the Company. From that time until he was reappointed as our Chief Executive Officer in December 2002, he served as the non-executive Chairman of our Board of Directors. Consistent with the terms of his terminated employment agreement, Mr. Kannan received nine months of severance (or $151,250) in 2002. In addition, Mr. Kannan entered into a consulting arrangement with us through the end of 2002, pursuant to which he provided full time consulting services to us in exchange for retaining full health insurance benefits during the term of the consulting relationship. Following his reappointment as our Chief Executive Officer in December 2002, Mr. Kannan and VCampus entered into a new employment agreement, effective on January 1, 2003, providing for a monthly base salary of $23,333. The term of the agreement expires in June 2003, but the agreement is subject to automatic one-month renewal terms unless his employment is sooner terminated. Mr. Kannan was granted a performance-based option to purchase 35,000 shares of common stock at market price on the date of grant ($3.72 per share) and is eligible for performance bonuses in the discretion of the Board. In the event Mr. Kannan is terminated without cause, he would become entitled to continue to receive his salary for any remaining term under his employment agreement.

        In connection with the resignation of Mr. Neal as Chief Executive Officer and his appointment as Executive Vice Chairman and Chief of Strategic Partnerships in December 2002, we entered into an amended and restated employment agreement with him. Mr. Neal's new employment agreement provides for an annual base salary of $160,000. Mr. Neal is eligible for performance bonuses in the discretion of the Board. The term of the agreement expires in December 2003 and is not subject to automatic renewal. Consistent with our policies, in the event that Mr. Neal is terminated without cause or resigns for good cause (including a change of control transaction), we are required under his new employment agreement to continue paying salary to him for any remaining term of his employment agreement through the end of 2003.

        Mr. Nelson's employment agreement provides for an annual base salary of $200,000, although he voluntarily agreed to forego $23,100 of salary in 2002. The term of the agreement expires in May 2004, but the agreement is subject to automatic one-year renewal terms unless sooner terminated. Mr. Nelson received a signing bonus of 10,000 shares of restricted common stock and received stock options to purchase a total of 37,500 shares of common stock at $3.90 per share. Mr. Nelson is eligible for annual performance bonuses of up to 50% of his annual base salary based on achievement of specified performance criteria set forth in his employment agreement. He received a performance bonus of $38,000 in 2002. Consistent with our policies, in the event Mr. Nelson is terminated for cause or resigns for good reason (including a change of control), we are required under his employment agreement to continue paying him his annual base salary for six months as severance.

Compensation of Directors

        Beginning in April 2002, we agreed to pay our non-employee directors $3,000 for each in-person Board meeting attended and $1,500 for each in-person committee meeting attended that is not on the same day or within a day of a full Board meeting. In addition, we agreed to pay non-employee directors $1,000 for participating in each telephonic Board meeting and in each committee meeting that is not on the same day or within one day of a full Board meeting. Directors can elect to be paid these fees in cash or common stock valued at fair market value on the date of grant. We reimburse directors for expenses incurred in connection with each board or committee meeting attended.

        The 1996 Plan provides for the grant of nonstatutory options to our non-employee directors. The 1996 Plan provides automatic grants on January 1 of each year to non-employee directors of an option to purchase 1,000 shares. In addition, in the case of a new director, automatic grants shall be effective upon such director's initial election or appointment to the Board with the number of underlying shares equal to the product of 250 multiplied by the number of regularly scheduled meetings remaining in that year. Subject to continued status as a director, options vest 25% per year on each of the fifth, sixth, seventh and eighth anniversaries of the date of grant; provided, however, that 250 shares vest on each date the director attends a Board meeting in person during that year. In addition, such director will automatically be granted a fully-vested option to purchase an additional 250 shares on each date the director attends an in-person meeting of a committee of the Board other than on the same day or within one day of a full Board meeting.

        Under the 1996 Plan's automatic grant program, during 2002 the non-employee directors received options as follows: Mr. Kimberly—2,500; Mr. Sears—1,000; Mr. deCastro—1,000; Mr. Maleska—1,500; and Mr. Fischer—750.

Report of the Compensation Committee on Executive Compensation

        The Compensation Committee of the Board of Directors is responsible for establishing compensation policy and administering the compensation programs of our executive officers. The purpose of this report is to inform stockholders of our compensation policies for executive officers and the rationale for the compensation paid to executive officers in 2002.

        The Compensation Committee of the Board of Directors, consisting entirely of non-employee directors, approves all policies under which compensation is paid or awarded to our executive officers. The Compensation Committee is currently composed of Messrs. deCastro and Fischer. Mr. Kannan served as a member of the compensation committee following his termination of employment in December 2001 until his reappointment as Chief Executive Officer in December 2002. The members of the Compensation Committee also administer our stock plans.

        For compensation paid to the Chief Executive Officer and other Named Executive Officers in 2002, no reference was made to the data for comparable companies included in the performance graph included in this proxy statement under the heading—"Performance Graph."

        Compensation Philosophy.    Our executive compensation program has three objectives: (1) to align the interests of the executive officers with the interest of our stockholders by basing a significant portion of an executive's compensation on our performance; (2) to attract and retain highly talented and productive executives; and (3) to provide incentives for superior performance by our executives. To achieve these objectives, the Compensation Committee has crafted a program that consists of base salary, short-term incentive compensation in the form of cash bonuses and long-term incentive compensation in the form of stock options. These compensation elements are in addition to the general benefits programs that we offer to all of our employees.

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

        Base Salaries.    The Compensation Committee annually reviews the base salaries of our executive officers. The base salaries for our executive officers for 2002 were established at the beginning of that fiscal year, or when the executive joined us, as the case may be. In addition to considering the factors listed in the foregoing section that support our executive compensation program generally, the Compensation Committee reviews the responsibilities of the specific executive position and the experience and knowledge of the individual in that position. The Compensation Committee also measures individual performance based upon a number of factors, including measurement of our historic and recent financial and operational performance and the individual's contribution to that performance, the individual performance on non-financial goals and other contributions of the individual to our success, and gives each of these factors relatively equal weight without confining its analysis to a rigorous formula. As is typical of most corporations, the actual payment of base salary is not conditioned upon the achievement of any predetermined performance targets.

        Incentive Compensation.    Cash bonuses established for executive officers are intended to motivate the individual to work hard to achieve our financial and operational performance goals or to otherwise incent the individual to aim for a high level of achievement on our behalf in the coming year. The Compensation Committee does not have an exact formula for determining bonus payments, but has established general target bonus levels up to a maximum of 50% of base salary for executive officers based in relatively equal measures upon the Compensation Committee's subjective assessment of our projected revenues and net income, customer service metrics and other operational and individual performance factors. The Committee may adjust these targets during the year.

        Long-Term Incentive Compensation.    Our long-term incentive compensation plan for our executive officers is based upon our stock plans. We believe that placing a portion of our executives' total compensation in the form of stock options achieves three objectives. It aligns the interest of our executives directly with those of our stockholders, gives executives a significant long-term interest in our success and helps us retain key executives. Options generally vest over a three to five-year period based upon continued employment. In the past five years, we granted performance-based options to the Chief Executive Officer and various other executive officers. As modified in April 2001, these grants vest ratably over four years beginning five years from the date of grant, subject to accelerated vesting in full during the first four years after the grant date if we record quarterly earnings before taxes of not less than $400,000 on net quarterly revenue of not less than $3,000,000 for two consecutive quarters. The vesting of Mr. Neal's 12,500 performance-based options are accelerated at such time as we record quarterly earnings before interest, depreciation, amortization and taxes of not less than $250,000 on net quarterly revenue of not less than $2,500,000 for two consecutive quarters. In December 2001, we granted an option to Mr. Neal to purchase 50,000 shares at fair market value on the date of grant, vesting one fourth upon grant and the remainder vesting equally over the four quarters thereafter, based upon continued employment. In January 2003, we granted a performance option to Mr. Kannan to purchase 35,000 shares of common stock that vests ratably over three years, subject to acceleration in the event certain revenue, profitability and EBITDA milestones are achieved.

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

        In June 2001, we initiated an employee option exchange program designed to incent our employees by offering to exchange their existing options, many of which had exercise prices considerably higher than the recent trading price of our common stock, for the opportunity to receive new options in December 2001 for an identical number of shares and with an exercise price equal to fair market on the new grant date. Mr. Neal and Mr. Kannan participated in this program and received 30,000 and 41,250 new options, respectively, at $2.70 per share in December 2001 in exchange for an equal number of options that were cancelled in June 2001. The new options vest on the same terms as the cancelled options for which they were exchanged.

        Benefits.    We believe that we must offer a competitive benefit program to attract and retain key executives. During fiscal 2002, we provided the same medical and other benefits to our executive officers that are generally available to our other employees.

        Compensation of the Chief Executive Officer.    The Chief Executive Officer's compensation is based upon the same elements and measures of performance as is the compensation for our other executive officers. The Compensation Committee approved a base salary for Mr. Kannan of $23,333 per month beginning in January 2003 and for Mr. Neal of $160,000 per year beginning in December 2002. In structuring the compensation of Messrs. Kannan and Neal, the Compensation Committee considered the alignment of their compensation packages with our financial performance to be essential. No cash bonus was paid to Messrs. Kannan and Neal for 2002.

        Section 162(m) of the Code.    It is the responsibility of the Compensation Committee to address the issues raised by Section 162(m) of the Code. This Section makes certain non-performance based compensation in excess of $1,000,000 to executives of public companies non-deductible to such companies. The Compensation Committee has reviewed these issues and has determined that it is not necessary for us to take any action at this time with regard to these issues.

        Neither the material in this report, nor the Performance Graph, is soliciting material, is or will be deemed filed with the Securities and Exchange Commission or is or will be incorporated by reference in any filing we make under the Securities Act of 1933 or the Exchange Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

Dated: April 2003	Submitted by:	THE COMPENSATION COMMITTEE Edson D. deCastro Dennis J. Fischer

Compensation Committee Interlocks and Insider Participation

        As of December 31, 2002, the Compensation Committee of the Board of Directors consisted of Messrs. deCastro and Fischer, neither of whom was at any time during the fiscal year ended December 31, 2002, or at any other time, an officer or employee of VCampus. Mr. Kannan resigned form the Compensation Committee prior to his reappointment as Chief Executive Officer in December 2002. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Compensation Committee.

Report of the Audit Committee

        The Audit Committee is composed of two directors who are "independent" as defined in Rule 4200(a)(14) of the National Association of Securities Dealers' Marketplace Rules. The members also meet the independence requirements under currently proposed Nasdaq and SEC rules regarding audit committees. The Audit Committee operates under a written charter previously approved by the Board of Directors and performs the functions described therein.

        The Audit Committee reviews our company's financial reporting process on behalf of our board. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls and procedures for financial reporting. In this context, the Audit Committee met six times during 2002 and held discussions with management and Ernst & Young, our independent auditors, regarding these matters. Management represented to the Audit Committee that our company's audited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in the financial statements.

        During its meetings with management and Ernst & Young, the Audit Committee reviewed and discussed, among other things:

  •
  the appointment of Ernst & Young as our independent auditors,

  •
  the impact of the Sarbanes-Oxley Act of 2002 and related corporate governance proposals, including the certifications required to be made by our Chief Executive Officer and Chief Financial Officer,

  •
  management evaluations of the internal controls and disclosure controls and procedures that we have adopted,

  •
  the annual external audit plan including risk assessments, and

  •
  our significant accounting policies.

        The Audit Committee met in private sessions with Ernst & Young. During the private sessions, the Audit Committee confirmed that the independent auditors were satisfied with the positions taken by management in the presentation of our financial results and the independent auditors confirmed that there were no matters regarding our internal controls requiring communication to the Audit Committee under generally accepted auditing standards. In March 2003, management and Ernst & Young reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2002 with the Audit Committee, together with our disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations." This discussion included among other things:

  •
  critical accounting policies and practices used in the preparation of our financial statements,
  •
  any significant audit adjustments proposed by the independent auditors,
  •
  confirmation that there were no matters of significant disagreement between management and the independent auditors during the audit, and
  •
  other matters required to be discussed by Statements of Auditing Standards.

        Based on the review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for fiscal 2002.

        The Audit Committee has also discussed with Ernst & Young the matters required to be discussed by Statement on Auditing Standards No. 90 (Audit Committee Communications). The Audit Committee has received the written disclosures and confirmation from Ernst & Young required by Independence Standards Board Standard No. 1, as modified or supplemented, and has discussed with Ernst & Young their independence.

Submitted by:	THE AUDIT COMMITTEE
William E. Kimberly John D. Sears Martin E. Maleska

        The material in this proxy statement will not be deemed filed with the SEC or will be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date of this Proxy Statement and irrespective of any general incorporation language in such filings.

Performance Graph

        The following graph shows a five-year comparison of cumulative total stockholder returns(1) for VCampus, the CRSP Total Market Return Index of the Nasdaq Stock Market and CRSP Nasdaq Non-Financial Stocks Total Return Index. (The "CRSP" is the Center for Research in Securities Prices at the University of Chicago.) The graph assumes that $100 was invested on December 31, 1997 in each of our common stock, the stocks in the CRSP Total Market Return Index of the Nasdaq Stock Market and the stocks in the CRSP Nasdaq Non-Financial Stocks Index.

	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02
VCMP	$100.00	$36.00	$18.93	$5.11	$2.66	$3.05
NASDAQ CRSP Total	$100.00	$138.47	$258.16	$156.09	$123.11	$84.77
NASDAQ Non-Financial	$100.00	$146.75	$287.71	$168.05	$128.50	$84.02

(1)
Total return assumes reinvestment of dividends. Total returns for the Nasdaq Stock Market and the Nasdaq Non-Financial Stocks indices are weighted based on market capitalization.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the ownership of shares of our common stock and preferred stock as of the record date by:

  •
  each person known by us to beneficially own more than 5% of the outstanding shares of any class of our capital stock;
  •
  each of our directors and director nominees;
  •
  each of the Named Executive Officers, as listed under "—Executive Compensation—Summary Compensation" above; and
  •
  all of our directors and executive officers as a group.

        As of the record date, we had outstanding:

  •
  1,581,307 shares of common stock;
  •
  611,522 shares of Series C preferred stock;
  •
  1,013,809 shares of Series D preferred stock;
  •
  582,350 shares of Series E preferred stock;
  •
  3,000,000 shares of series F preferred stock;
  •
  1,458,413 shares of Series F-1 preferred stock;
  •
  27,578 shares of Series F-2 preferred stock;
  •
  78,041 shares of Series G preferred stock; and
  •
  64,285 shares of common stock issuable upon conversion of convertible notes.

        Share ownership in the case of common stock includes shares issuable upon conversion of preferred stock and convertible notes into common stock, and exercise of warrants and options that may be exercised in each case within 60 days after the record date for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Percentage voting power is calculated assuming the common stock and all series of preferred stock vote together as one class with each share of common stock entitled to one vote, each share of Series C, D, E, F and F-1 preferred stock entitled to 1/10th of a vote, each share of Series G preferred stock entitled to ten votes and each share of Series F-2 preferred stock entitled to 7.32 votes for each share held on the record date. Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock and preferred stock indicated below.

	Shares Beneficially Owned
	Common Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F and F-1 Preferred Stock		Series F-2 Preferred Stock		Series G Preferred Stock
Name	Number of Shares	Percent of Shares	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Percentage Total Voting Power
Barry K. Fingerhut (1) 80 Cuttermill Road, Suite 311 Great Neck, NY 11021	1,794,238	58.5%	229,839	37.6%	409,090	40.4%	—	—	3,001,278	67.3%	6,715	24.3%	46,293	59.3%	36.7%
Dolphin Offshore Partners, L. P. (2) c/o Dolphin Asset Mgmt. Corp. 129 East 17th Street New York, NY 10003	586,099	27.5%	—	—	—	—	—	—	694,996	23.3%	11,736	42.6%	10,000	12.8%	9.0%
Hambrecht & Quist Guaranty Finance, LLC (3) One Bush Street San Francisco, CA 94101	380,565	19.4%	—	—	—	—	582,350	100%	285,712	9.5%	3,841	13.9	—	—	3.6%
Comvest Venture Partners, LLC (4) 830 Third Avenue New York, NY 10003	181,922	10.6%	—	—	—	—	—	—	357,140	11.9%	—	—	—	—	2.7%
Barry Rubenstein (5) 68 Wheatley Road Brookville, NY 11545	156,270	9.5%	218,612	35.7%	381,817	37.7%	—	—	—	—	—	—	—	—	4.7%
Irwin Lieber (6) 80 Cuttermill Road, Suite 311 Great Neck, NY 11021	154,479	9.4%	203,842	33.3%	381,817	37.7%	—	—	—	—	—	—	—	—	4.6%
Seth Lieber (7) 80 Cuttermill Road, Suite 311 Great Neck, NY 11021	146,935	9.0%	192,025	31.4%	363,636	35.9%	—	—	—	—	—	—	—	—	4.4%
Jonathan Lieber (8) 80 Cuttermill Road, Suite 311 Great Neck, NY 11021	146,654	8.9%	192,025	31.4%	363,636	35.9%	—	—	—	—	—	—	—	—	4.4%

	Shares Beneficially Owned
	Common Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F and F-1 Preferred Stock		Series F-2 Preferred Stock		Series G Preferred Stock
Name	Number of Shares	Percent of Shares	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Percentage Total Voting Power
Wheatley Partners, L. P. (9) 80 Cuttermill Road, Suite 311 Great Neck, NY 11021	146,296	8.9%	189,071	30.9%	363,636	35.9%	—	—	—	—	—	—	—	—	4.4%
Wheatley Foreign Partners, L. P. (10) Third Floor, One Capital Place George Town, Grand Cayman Cayman Islands, B. W. I.	146,296	8.9%	189,071	30.9%	363,636	35.9%	—	—	—	—	—	—	—	—	4.4%
Qwest Investment Company (11) 1801 California Street Suite 5100 Denver, CO 80202	83,519	5.1%	—	—	—	—	—	—	—	—	—	—	—	—	* %
Narasimhan P. Kannan (12)	70,356	4.3%	—	—	—	—	—	—	—	—	—	—	—	—	1.6
John D. Sears (13)	43,709	2.7%	—	—	—	—	—	—	—	—	—	—	—	—	1.0%
Daniel J. Neal (14)	80,281	4.9%	—	—	—	—	—	—	—	—	*
Christopher L. Nelson (15)	27,500	1.7%	—	—	—	—	—	—	—	—	—	—	300	1.2%	*
Deborah A. Colella (16)	18,250	1.1%	—	—	—	—	—	—	—	—	—	—	—	—	*
William E. Kimberly (17)	22,598	1.4%	—	—	—	—	—	—	—	—	—	—	—	—	*
Martin E. Maleska (18)	10,910	*	—	—	—	—	—	—	—	—	—	—	—	—	*
Edson D. deCastro (19)	4,605	*	—	—	—	—	—	—	—	—	—	—	—	—	*
Dennis J. Fischer (20)	2,005	*	—	—	—	—	—	—	—	—	—	—	—	—	*
Ronald E. Freedman (19)	5,375	*	—	—	—	—	—	—	—	—	—	—	—	—	*
All directors and executive officers as a group (7 directors and 5 executive officers) (21)	285,589	16.1%	—	—	—	—	—	—	—	—			300	*	4.0%

*
Less than one percent.

(1)
Consists of: (i) 215,861 shares of common stock, 4,583 shares of common stock issuable upon conversion of Series C preferred stock, 4,545 shares of common stock issuable upon conversion of Series D preferred stock, 478,345 shares of common stock issuable upon conversion of Series F and Series F-1 preferred stock, 107,024 shares of common stock issuable upon conversion of Series F-2 preferred stock, 443,323 shares of common stock issuable upon conversion of Series G preferred stock and 341,434 shares of common stock issuable upon exercise of warrants and options, all held by Mr. Fingerhut directly; (ii) 80,735 and 6,279 shares of common stock, 21,123 and 1,795 shares of common stock issuable upon conversion of Series C preferred stock, 33,516 and 2,848 shares of common stock issuable upon conversion of Series D preferred stock, all held by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., respectively, two investment partnerships of which Mr. Fingerhut serves as an officer of the General Partner; (iii) 200 shares of common stock, 358 shares of common stock issuable upon conversion of Series C preferred stock, 36,740 shares of common stock issuable upon conversion of Series G preferred stock and 9,185 shares of common stock issuable upon exercise of warrants, all held in a joint account with respect to which Mr. Fingerhut has investment and voting power; and (iv) 6,340 shares of common stock held by Mr. Fingerhut's spouse. Mr. Fingerhut disclaims beneficial ownership of the shares held by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his pecuniary interest therein.

(2)
Consists of 35,000 shares of common stock, 111,566 shares of common stock issuable upon conversion of Series F preferred stock, 187,050 shares of common stock issuable upon conversion of Series F-2 preferred stock, 100,000 shares of common stock issuable upon conversion of Series G preferred stock and 152,483 shares of common stock issuable upon the exercise of warrants.

(3)
Consists of 58,235 shares of common stock issuable upon conversion of Series E preferred stock, 45,537 shares of common stock issuable upon conversion of Series F preferred stock, 61,218 shares of common stock issuable upon conversion of Series F-2 preferred stock, 28,571 shares of common stock issuable upon conversion of a convertible promissory note and 187,004 shares of common stock issuable upon exercise of warrants.

(4)
Consists of 50,000 shares of common stock, 56,922 shares of common stock issuable upon conversion of Series F preferred stock, 35,714 shares of common stock issuable upon conversion of convertible notes and 39,286 shares of common stock issuable upon the exercise of warrants.

(5)
Consists of 146,296 shares beneficially owned by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to each of which Mr. Rubenstein is the CEO of the general partner, and 3,581 shares of common stock issuable upon conversion of Series C preferred stock, 1,818 shares of common stock issuable upon conversion of Series D preferred stock and 4,575 shares of common stock, all held by three investment partnerships with respect to which Mr. Rubenstein is a general partner. Mr. Rubenstein disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(6)
Consists of: (i) 146,296 shares beneficially owned by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to each of which Mr. Leiber may be deemed to share voting and dispositive power; and (ii) 1,790 shares of common stock issuable upon conversion of Series C preferred stock, 1,818 shares of common stock issuable upon conversion of Series D preferred stock and 4,575 shares of common stock, all held by Mr. Leiber. Mr. Leiber disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(7)
Consists of: (i) 146,296 shares beneficially owed by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to which Mr. Leiber may be deemed to share voting and dispositive power; and (ii) 358 shares of common stock issuable upon conversion of Series C preferred stock and 281 shares of common stock, all held by Mr. Leiber.

(8)
Consists of: (i) 146,296 shares beneficially owned by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., with respect to which Mr. Leiber may be deemed to share voting and dispositive power; and (ii) 358 shares of common stock issuable upon conversion of Series C preferred stock held by Mr. Leiber. Mr. Leiber disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(9)
Includes: (i) 21,123 shares of common stock issuable upon conversion of Series C preferred stock; (ii) 33,516 shares of common stock issuable upon conversion of Series D preferred stock; and (iii) 6,279 shares of common stock, 1,795 shares of common stock issuable upon conversion of Series C preferred stock and 2,848 shares of common stock issuable upon conversion of Series D preferred stock, all held by Wheatley Foreign Partners, L.P. Wheatley Partners, L.P. disclaims beneficial ownership of the shares held by Wheatley Foreign Partners, L.P., except to the extent of its pecuniary interest therein.

(10)
Includes shares beneficially owned by Wheatley Partners, L.P and 1,795 shares of common stock issuable upon conversion of Series C preferred stock and 2,848 shares of common stock issuable upon conversion of Series D preferred stock, both held by Wheatley Foreign Partners, L.P. Wheatley Foreign Partners, L.P. disclaims beneficial ownership of the securities owned by Wheatley Partners, L.P., except to the extent of its pecuniary interest therein.

(11)
Includes 71,429 shares of common stock issuable upon exercise of a warrant.

(12)
Includes: (i) 16,910 shares of common stock held by two trusts of which Mr. Kannan and his wife are co- trustees; (ii) 853 shares of common stock held by a limited partnership as to which Mr. Kannan and his wife are the general partners; (iii) 100 shares of common stock held by Mr. Kannan's daughter; and (iv) 51,602 shares of common stock issuable upon exercise of options.

(13)
Includes 11,038 shares of common stock issuable upon exercise of warrants and options.

(14)
Includes: (i) 100 shares of common stock held by Mr. Neal's daughter; (ii) 200 shares of common stock held in Mr. Neal's IRA; (iii) 250 shares of common stock issuable upon exercise of a warrant; and (iv) 72,703 shares of common stock issuable upon exercise of options.

(15)
Includes 14,500 shares issuable upon exercise of options and warrants and 3,000 shares of common stock issuable upon conversion of Series G preferred stock.

(16)
Includes 16,750 shares of common stock issuable upon exercise of options and warrants.

(17)
Includes 10,355 shares of common stock issuable upon exercise of options, as well as 835 outstanding shares of common stock held by Elena Kimberly, Mr. Kimberly's wife.

(18)
Includes 2,250 shares of common stock issuable upon exercise of options.

(19)
Consists of shares of common stock issuable upon exercise of options.

(20)
Includes 750 shares of common stock issuable upon exercise of options.

(21)
Includes the shares (including shares underlying options and warrants) discussed in footnotes (12)—(20).

Equity Compensation Plan Information

        The following table provides information as of December 31, 2002 on all our equity compensation plans currently in effect.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options or warrants	Weighted-average exercise price of outstanding options or warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders:
Amended and Restated Stock Option Plan and 1996 Stock Plan	416,662	$11.73	20,697
Equity compensation plans not approved by shareholders:
Compensatory warrants issued to service providers	139,364	$49.44	0

Total	556,026	$21.18	20,697

        The compensatory warrants identified in the above table consists of approximately 25 grants made to placement agents and financial advisors in exchange for their services in connection with a variety of financings completed since 1998. These warrants expire on various dates beginning in September 2003 and ending in April 2009 and have exercise prices ranging from $4.35 to $70.00 per share. The forms of warrants granted under these arrangements are consistent with the forms of warrants granted to investors in the corresponding financings and generally include a net exercise provision.

Item 13. Certain Relationships and Related Transactions

        In December 1996, we loaned Nat Kannan, our founder, Chief Executive Officer and Chairman, $100,000 to help satisfy Mr. Kannan's income tax withholding obligations relating to back wages paid to Mr. Kannan by us in 1996. The largest outstanding principal amount under the loan, together with interest accrued thereon, during 2002 was approximately $145,000. The loan bears interest at the prime rate, as announced from time to time by Wachovia Bank, minus one percent with principal and accrued interest payable in full upon demand. Mr. Kannan repaid an aggregate of $23,097 in accrued interest to us under this loan obligation in 2002.

        In March 2002, Barry Fingerhut, our largest beneficial stockholder, agreed to cancel the entire balance of principal and interest of $510,444 outstanding under the convertible notes issued to him in our December 2001 financing in exchange for an aggregate of 1,458,413 shares of Series F-1 preferred stock at $0.35 per share. Each share of Series F-1 preferred stock is convertible into 1/10th of a share of common stock. As an inducement to effect this exchange of debt for equity, we issued to the Mr. Fingerhut warrants to purchase an aggregate of 14,584 shares of common stock at an exercise price of $4.00 per share.

        In May and June 2002, we completed the following equity financing transactions:

  1.
  The sale of 242,859 shares of Series F Preferred Stock for $85,000 in cash at $0.35 per share and warrants to purchase 6,071 shares of common stock at $4.00 per share. Each share of Series F Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder. Dolphin Offshore Partners, L.P., one of our largest stockholders, invested $45,000 in this financing.

  2.
  The sale of 17,859 shares of Series F-2 Preferred Stock for approximately $625,000 in cash at $35.00 per share, each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock, and warrants to purchase a total of 160,365 shares of common stock at $4.00 per share. Mr. Fingerhut and Dolphin Offshore Partners invested $235,025 and $205,030, respectively, in this financing.

  3.
  The issuance of 5,878 shares of Series F-2 Preferred Stock, plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, to Dolphin Offshore Partners in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730, each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock.

  4.
  The issuance of 3,841 shares of Series F-2 Preferred Stock to Hambrecht & Quist Guaranty Finance, LLC, one of our largest stockholders, in exchange for the cancellation of $126,970 of accounts payable, each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock.

  5.
  The sale of 114,305 shares of Series F Preferred Stock for $40,007 in cash at $0.35 per share and warrants to purchase 2,858 shares of common stock at $4.00 per share. Each share of Series F Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder.

        The conversion price applicable to the Series F, F-1 and F-2 Preferred Stock adjusted automatically from $3.50 to $2.196 as a result of antidilution adjustments triggered by the Series G financing in September 2002.

        In September 2002, we raised approximately $1,000,000 through the issuance of 46,400 shares of Series G Preferred Stock at a purchase price of $21.96 per share. Under the terms of this financing, we also issued five-year fully vested warrants to purchase 116,000 shares of common stock at $2.42 per share. Each share of Series G Preferred Stock is convertible into 10 shares of common stock at any time at the election of the holder. Mr. Fingerhut and Dolphin Offshore Partners invested $592,920 and $219,600, respectively, in the financing. Mr. Fingerhut also purchased $19,920 of shares of Series G preferred stock in November 2002 at $24.90 per share and received warrants to purchase 200 shares of common stock at $2.74 per share.

        Prior to Mr. Nelson joining the Company as Chief Financial Officer in June 2002, his wholly owned company provided us with contract employees in our financial and technical operations departments. In 2002, we paid Mr. Nelson's company a total of $99,191 for these services. The contract employee arrangement ceased upon Mr. Nelson's employment by us in June 2002.

        We have adopted a policy that all transactions between us and our executive officers, directors and other affiliates must be approved by a majority of the members of our Board of Directors and by a majority of the disinterested members of our Board of Directors, and must be on terms no less favorable to us than could be obtained from unaffiliated third parties. Any new loans or advances with insiders and any forgiveness of loans to insiders must be for a bona fide business purpose and be approved by a majority of the independent members of our Board of Directors who do not have an interest in the transactions.

        All past and ongoing transactions involving insiders were approved by at least a majority of our independent and disinterested directors at the time of the transactions.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCAMPUS CORPORATION
By:	/s/ NARASIMHAN P. KANNAN Narasimhan P. Kannan, Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2003

QuickLinks

PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
Summary Compensation Table
Option Grants during the Year Ended December 31, 2002
Fiscal Year-End Option Values
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
SIGNATURES