Form 10-Q
period 2003-03-31
VCAMPUS CORP
filed 2003-05-15
CIK 943742

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003.

OR

☐	Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to                   ..

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	1,581,306 shares
(Class)	(Outstanding at May 15, 2003)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2002	2003
Revenues:
Online tuition revenues	$1,348,887	$1,511,944
Development and other revenues	94,819	191,376
Other service revenues	21,995	29,769
Net revenues	1,465,701	1,733,089
Costs and expenses:
Cost of revenues	216,926	459,464
Sales and marketing	725,167	731,761
Product development and operations	628,261	723,950
General and administrative	417,451	464,682
Depreciation and amortization	436,447	248,950
Reorganization and other non-recurring charges	—	60,000
Stock-based compensation	1,200	53,809
Total costs and expenses	2,425,452	2,742,616
Loss from operations	(959,751)	(1,009,527)
Interest expense	(211,614)	(27,774)
Loss on debt extinguishment.	(267,488)	—
Net loss	(1,438,853)	(1,037,301)
Dividends to preferred stockholders	(72,199)	(579,248)
Net loss attributable to common stockholders	$(1,511,052)	$(1,616,549)
Net loss per share, basic	$(1.03)	$(1.03)
Net loss per share—assuming dilution	$(1.03)	$(1.03)

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
ASSETS	2002	2003
		(Unaudited)
Current assets:
Cash and cash equivalents	$727,466	$1,342,839
Accounts receivable, less allowance of $31,000 at December 31, 2002 and March 31, 2003	354,340	552,878
Loans receivable from related parties	116,753	111,566
Loans receivable — current	38,689	39,139
Prepaid expenses and other current assets	659,587	567,962
Total current assets	1,896,835	2,614,384
Property and equipment, net	328,296	256,783
Capitalized software costs and courseware development costs, net	814,730	819,546
Loans receivable — less current portion	65,502	57,734
Other assets	190,446	190,537
Other intangible assets, net	748,492	694,528
Goodwill, net	328,317	328,317
Total assets	$4,372,618	$4,961,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$950,262	$1,002,824
Accrued expenses	827,860	1,033,634
Capital lease obligation — current portion	23,529	3,707
Notes payable — current portion	140,159	161,369
Deferred revenues	783,003	1,221,045
Accrued dividends payable	—	68,745
Total current liabilities	2,724,813	3,491,324

Stockholders’ equity:
Series C convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $7,910,172 and $7,760,214 at December 31, 2002 and March 31, 2003, respectively; 1,000,000 shares authorized; 623,339 and 611,522 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	6,233	6,115
Series D convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $8,363,924 at December 31, 2002 and March 31, 2003; 1,200,000 shares authorized; 1,013,809 shares issued and outstanding at December 31, 2002 and March 31, 2003	10,138	10,138
Series E convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,816,557 and $1,840,226 at December 31, 2002 and March 31, 2003, respectively; 3,000,000 shares authorized; 574,895 and 582,350 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	5,749	5,824
Series F convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,050,000 at December 31, 2002 and March 31, 2003; 3,000,000 shares authorized; 3,000,000 shares issued and outstanding at December 31, 2002 and March 31, 2003	30,000	30,000
Series F-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $510,445 at December 31, 2002 and March 31, 2003; 1,458,413 shares authorized; 1,458,413 shares issued and outstanding at December 31, 2002 and March 31, 2003	14,584	14,584
Series F-2 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $965,230 at December 31, 2002 and March 31, 2003; 60,000 shares authorized; 27,578 shares issued and outstanding at December 31, 2002 and March 31, 2003	276	276
Series G convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,091,652 and $2,000,588 at December 31, 2002 andMarch 31, 2003, respectively; 80,000 shares authorized; 49,320 and 78,041shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	492	780
Common Stock, $0.01 par value per share; 36,000,000 shares authorized 1,573,904 and 1,581,306 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	15,739	15,813
Additional paid-in capital	85,771,622	87,210,552
Accumulated deficit	(84,207,028)	(85,823,577)
Total stockholders’ equity	1,647,805	1,470,505
Total liabilities and stockholders’ equity	$4,372,618	$4,961,829

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2003
Operating activities
Net loss	$(1,438,853)	$(1,037,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	263,847	73,579
Amortization	172,600	175,371
Bad debt expense	50,000	—
Loss on debt extinguishment	267,488	—
Debt discount amortization	141,206	21,210
Compensatory stock options and warrants	1,200	53,809
Decrease in allowance for doubtful accounts	(16,001)	(334)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	28,265	(198,204)
(Increase) decrease in prepaid expenses and other current assets	(110,727)	91,625
(Increase) decrease in other assets	66,049	(91)
Increase (decrease) in accounts payable and accrued expenses	(331,426)	258,336
Increase (decrease) in deferred revenues	(118,714)	438,042
Net cash used in operating activities	(1,025,066)	(123,958)
Investing activities
Purchases of property and equipment	—	(2,066)
Capitalized software and courseware development costs	(80,748)	(126,223)
Proceeds from loans receivable	9,799	8,750
Advances under loans (interest) receivable	(1,855)	(1,432)
Proceeds from loans receivable from related party	—	6,000
Interest on loans receivable from related party	(2,000)	(813)
Net cash used in investing activities	(74,804)	(115,784)
Financing activities
Proceeds from the issuance of Series F convertible Preferred Stock	100,000	—
Proceeds from the issuance of Series G convertible Preferred Stock	—	874,937
Payments on capital lease obligations	(54,349)	(19,822)
Proceeds from notes payable	100,000	—
Net cash provided by financing activities	145,651	855,115
Net increase (decrease) in cash and cash equivalents	(954,219)	615,373
Cash and cash equivalents at the beginning of the period	2,027,771	727,466
Cash and cash equivalents at the end of the period	$1,073,552	$1,342,839

See accompanying notes.

VCAMPUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 2003. For further information, refer to the audited financial statements and footnotes thereto included in the VCampus Corporation (“VCampus” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

Note B — Significant Accounting Policies

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. The adoption of the disclosure only requirements of SFAS No. 148 did not have a significant impact on the Company’s consolidated financial statements.

     The Company uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The Company uses the fair value method for stock options granted for services rendered by non-employees in accordance with the SFAS No. 123 “Accounting for Stock Based Compensation”.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, to stock-based employee compensation.

	Three Months Ended March 31,
	2002	2003
Pro forma net loss:
As reported	$(1,511,052)	$(1,616,549)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	1,200	53,809
Deduct: Total employee non cash stock compensation expense determined under fair value based method for all awards	(1,259,054)	(1,249,736)
Pro forma net loss	$(2,768,906)	$(2,812,476)

Net loss per common share:
Basic and diluted-as reported	$(1.03)	$(1.03)
Basic and diluted-pro forma	$(1.88)	$(1.78)

Note C — Equity Transactions

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

     In March 2003, the Company issued 18,370 shares of Series G Preferred Stock at a purchase price of $27.22 per share to accredited investors.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 45,925 shares of common stock at $2.99 per share to the same accredited investors.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series G

Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $103,186.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.  The issuance of the Series G Preferred Stock in March 2003 triggered an antidilution adjustment in the conversion price of the Series G Preferred Stock issued in February 2003 from $3.95 to $2.72.  As a result, the number of common shares potentially issuable upon conversion of the Series G Preferred Stock issued in February 2003 has increased from 103,527 to 150,229.  The Company recorded a deemed dividend of $184,481 in connection with this adjustment.

Note D — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2002	2003
Numerator:
Net loss	$(1,438,853)	$(1,037,301)
Accrued dividends to preferred stockholders	(72,199)	(579,248)
Net loss available to common stockholders	$(1,511,052)	$(1,616,549)
Denominator:
Denominator for basic earnings per share—weighted-average shares	1,469,885	1,576,321
Denominator for diluted earnings per share—adjusted weighted-average shares	1,469,885	1,576,321
Basic net loss per share	$(1.03)	$(1.03)
Diluted net loss per share	$(1.03)	$(1.03)

Note E — Intangible Assets

Other intangible assets were comprised of:

	December 31,	March 31,
	2002	2003
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(984,848)	(1,038,812)
	$748,492	$694,528

VCampus expects amortization expense for other intangible assets to be as follows:

2003 (remaining nine months)	$156,615
2004	210,579
2005	157,536
2006	131,014
Thereafter	38,784
$694,528

Note F — Legal Proceedings

     In June 2002, a former employee (separated in June 1998) filed suit against the Company in Dallas County, Texas. The suit alleges damages in the following amounts: $56,250 from an allegedly earned unpaid bonus, $231,250 based on an alleged change of control in the Company and $360,000 for the Company’s alleged failure to allow him to exercise stock options. After thorough investigations, the Company has rejected this former employee’s claims several times in the past and the Company continues to believe these claims are without merit and plans to vigorously defend against them. The case was subject to mediation in December 2002, which failed to produce a settlement. The case is scheduled for trial in September 2003.  The plaintiff filed a motion for partial summary judgment on the issue of the unpaid bonus.  The court has preliminarily ruled that the former employee is entitled to a payment of $56,250 for his bonus claim. Although the Court’s ruling is preliminary, the Company has accrued for it. The Company is currently negotiating a full settlement with the former employee. The Company at this time cannot provide a definitive estimate of legal fees required for the case; however they may become material as the case progresses. The Company cannot estimate at this time the amount or probability of additional liabilities to be incurred, if any. Accordingly, no additional amounts have been accrued in the financial statements.

      In March 2003, the Montgomery County, Maryland Circuit Court issued an order for VCampus to pay its landlord in Rockville, Maryland $93,453 of back rent due and all future rents ($499,535) less any rents received by the landlord from any re-leasing of the premises. The order calls for the future rent amount to be paid monthly at a rate of $13,433 through the end of the lease term in 2005. The Company plans to contest the liability for future rents beyond December 2003 ($323,231) per the lease terms. The liability for back rents and rents through December 2003 and attorney’s fees is reflected on the Company’s balance sheet. The Company cannot provide a definitive estimate of the probability of the liability to be incurred, if any, for rent beyond December 2003. Accordingly, no amounts have been accrued in the financial statements for this potential liability.

Note G — Subsequent Pro Forma Events

     In May 2003, the Company issued 5,585 shares of Series H Preferred Stock at a purchase price of $240.00 per share to accredited investors.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 139,625 shares of common stock at $5.00 per share to the same accredited investors.  Each share of Series H Preferred Stock is initially convertible into 100 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series H Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $270,908. Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.

     The following table sets forth selected balance sheet data as of March 31, 2003, on a pro forma basis, after giving effect to the May 2003 financing.

			Pro forma as of
	March 31,	Pro forma	March 31,
	2003	Adjustments	2003
	(Unaudited)		(Unaudited)
Cash	$1,342,839	$1,340,240	$2,683,079
Total assets	4,961,829	1,340,240	6,302,069
Total liabilities	3,491,324	30,000	3,521,324
Accumulated deficit	(85,823,577)	(541,655)	(86,531,080)
Total stockholders’ equity	$1,470,505	$1,340,240	$2,780,745

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Summary

For the three months ended March 31, 2003, the Company incurred a net loss to common stockholders of $1,616,549 or $1.03 per share, as compared to a net loss to common stockholders of $1,511,052 or $1.03 per share, for the three months ended March 31, 2002. The net loss to common stockholders for the three months ended March 31, 2002 includes loss on debt extinguishment of $267,488. The net loss to common stockholders for the three months ended March 31, 2003 includes dividends to preferred stockholders of $579,248.

Net Revenues

	For the Three Months Ended March 31,
	2002		2003
Online tuition revenues	$1,348,887	92.0%	$1,511,944	87.3%
Online development and other revenues	94,819	6.5	191,376	11.0
Other service revenues	21,995	1.5	29,769	1.7
Total net revenues	$1,465,701	100.0%	$1,733,089	100.0%

Online tuition revenues increased 12.1% to $1,511,944 in the first quarter of 2003, compared to $1,348,887 for the same period in 2002. The increase is primarily due to an increase in revenue from higher education and government clients ($184,000 and $213,000, respectively), which was partially offset by a decrease in revenue from clients within the downsizing telecommunications industry ($233,000).

Online development and other revenues increased 101.8% to $191,376 in the first quarter of 2003, compared to $94,819 for the first quarter of 2002.  The increase is primarily due to an increase in course development and professional services orders.

The following table sets forth selected financial data:

	For the Three Months Ended March 31,
	2002		2003
Revenue	$1,465,701	100.0%	$1,733,089	100.0%
Cost of revenues	216,926	14.8	459,464	26.5
Sales and marketing	725,167	49.4	731,761	42.2
Product development and operations	628,261	42.9	723,950	41.8
General and administrative	417,451	28.5	464,682	26.8
Depreciation and amortization	436,447	29.8	248,950	14.4
Reorganization and other non-recurring charges	—	0.0	60,000	3.5
Stock-based compensation	1,200	0.1	53,809	3.1
Loss from operations	(959,751)	(65.5)	(1,009,527)	(58.3)
Interest income (expense)	(211,614)	(14.4)	(27,774)	(1.6)
Loss on debt extinguishment	(267,488)	(18.1)	—	0.0
Dividends to preferred stockholders	(72,199)	(4.9)	(579,248)	(33.4)
Net loss to common stockholders	$(1,511,052)	(103.0)%	$(1,616,549)	(93.3)%

Cost of Revenues

Cost of revenues increased 111.8% to $459,464 in the first quarter of 2003 as compared to $216,926 for the first quarter of 2002. The increase was primarily due to the sale of courses with relatively high associated royalties under one of the Company’s large customer contracts, which expires in June 2003.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased 0.9% to $731,761 in the first quarter of 2003 as compared to $725,167 for the first quarter in 2002. During the first quarter of 2003 and 2002, the Company contributed $176,845 and $113,029, respectively, to a marketing and development fund (the “Development Fund”) jointly administered by the Company and one of its larger customers as required pursuant to the terms of the Company’s contract with that customer.  The Development Fund’s primary goal is to fund marketing and development to grow online revenues for both that customer and derivatively for the Company in the form of course registration fees.  Amounts required to be contributed by the Company to the Development Fund are determined under the contract based on meeting or exceeding certain thresholds in course registrations on that customer’s virtual campus. These amounts are expensed as marketing costs in the same period as the Company recognizes revenue from such registrations.  Contributions to the Development Fund represented 27.1% and 26.9% of the recognized revenues attributable to that customer in the first quarter of 2003 and 2002, respectively.

Product Development. Product development expenses increased 15.2% to $723,950 in the first quarter of 2003 as compared to $628,261 for the first quarter of 2002.  The increase was primarily due to costs associated with two significant development projects underway in the first quarter of 2003.

General and Administrative. General and administrative expenses increased 11.3% to $464,682 in the first quarter of 2003 as compared to $417,451 for the first quarter of 2002. The increase was primarily due to costs associated with the hiring of the Company’s new Chief Executive Officer.

Depreciation and Amortization. Depreciation and amortization expense decreased 43.0% to $248,950 in the first quarter of 2003 as compared to $436,447 for the first quarter of 2002. The decrease was due primarily to the fact that many of the Company’s fixed and intangible assets have been fully depreciated and amortized, respectively.

     Stock-based Compensation.  Stock-based compensation expense for the three months ended March 31, 2003 and 2002 consists of the fair value of stock options (using the Black-Sholes valuation method) issued to certain consultants to the Company.  Stock-based compensation expense for the three months ended March 31, 2003 also includes the fair value of stock issued as customary payment to  the Company’s non-employee directors for their participation in Board and Board Committee meetings.

Interest expense. Interest expense for the three months ended March 31, 2003 and 2002 primarily consists of debt discount and deferred debt offering costs amortization related to the remaining balance of the $925,000 of convertible promissory notes issued in December 2001.

Liquidity and Capital Resources

As of March 31, 2003, the Company had $1,342,839 in cash and cash equivalents. Cash utilized in operating activities was $123,958 for the three months ended March 31, 2003. Net cash used in operating activities for the same period in 2002 was $1,025,066. The decrease in cash utilized in operating activities is primarily due to a $500,000 customer prepayment received in the first quarter of 2003. Material customer prepayments are not expected to recur in foreseeable future quarters.

Net cash utilized in investing activities was $115,784 for the three months ended March 31, 2003 and $74,804 for the three months ended March 31, 2002. The use of cash for investing activities in both periods was primarily attributable to software development costs that were capitalized.

      Net cash provided by financing activities was $855,115 for the three months ended March 31, 2003 and $145,651 for the three months ended March 31, 2002.  In February 2003, the Company raised $400,000 through the issuance of 10,125 and 226 shares of Series G Preferred Stock at a purchase price of $39.50 per share to accredited investors and a placement agent, respectively.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 25,313 and 564 shares of common stock at $4.35 per share to the same accredited investors and placement agent, respectively.  In March 2003, the Company raised $500,000 through the issuance of 18,370 shares of Series G Preferred Stock at a purchase price of $27.22 per share to accredited investors.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 45,925 shares of common stock at $2.99 per share to the same accredited investors.

     In May 2003, the Company raised approximately $1,340,000 through the issuance of 5,585 shares of Series H Preferred Stock at a purchase price of $240.00 per share to accredited investors. Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 139,625 shares of common stock at $5.00 per share to the same accredited investors.

     The Company expects negative cash flow from operations to continue until the online revenue stream matures. The Company believes it has access to adequate resources to fund operations until operations reach cash flow positive.  However, in the event revenues do not meet anticipated levels or the Company is unable to raise additional funding to meet working capital requirements, the Company may need to further reduce operating expenses. If the Company is unable to raise additional funding to meet working capital requirements, it may be unable to maintain compliance with Nasdaq Small Cap Market listing requirements.  In addition to anticipated capital from operations, the Company believes it has available sources for debt or equity capital in amounts necessary to meet its cash needs through 2003.  However, such capital, if available, may not have terms favorable to the Company or its current stockholders.

     If the Company does not address its funding needs, it will be materially adversely affected. The Company’s future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, maintenance and renewal of customer contracts, customer demands for technology upgrades, the types of arrangements that the Company may enter into with customers and resellers, and the extent to which the Company invests in new technology and research and development projects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In June 2002, a former employee (separated in June 1998) filed suit against the Company in Dallas County, Texas. The suit alleges damages in the following amounts: $56,250 from an allegedly earned unpaid bonus, $231,250 based on an alleged change of control in the Company and $360,000 for the company’s alleged failure to allow him to exercise stock options. After thorough investigations, the Company has rejected this former employee’s claims several times in the past and the Company continues to believe these claims are without merit and plans to vigorously defend against them. The case was subject to mediation in December 2002, which failed to produce a settlement. The case is scheduled for trial in September 2003.  The plaintiff filed a motion for summary judgment on the issue of the unpaid bonus.  The court has preliminarily ruled that the former employee is entitled to a payment of $56,250 for his bonus claim. Although the Court’s ruling is preliminary, the Company has accrued for it. The Company is currently negotiating a full settlement with the former employee The Company at this time cannot provide a definitive estimate of legal fees required for the case; however they may become material as the case progresses. The Company cannot estimate at this time the amount or probability of additional liabilities to be incurred, if any. Accordingly, no additional amounts have been accrued in the financial statements.

      In March 2003, the Montgomery County, Maryland Circuit Court issued an order for VCampus to pay its landlord in Rockville, Maryland $93,453 of back rent due and all future rents ($499,535) less any rents received by the landlord from any re-leasing of the premises. The order calls for the future rent amount to be paid monthly at a rate of $13,433 through the end of the lease term in 2005. The Company plans to contest the liability for future rents beyond December 2003 ($323,231) per the lease terms. The liability for back rents and rents through December 2003 and attorney’s fees is reflected on the Company’s balance sheet. The Company cannot provide a definitive estimate of the probability of the liability to be incurred, if any, for rent beyond December 2003. Accordingly, no amounts have been accrued in the financial statements for this potential liability.

Item 2. Changes in Securities

(a)	No modifications.

(b)	No limitations or qualifications.

(c)	From January 1, 2003 to March 31, 2003, the Company issued the following unregistered securities:

1.

10,125 and 226 shares of Series G Preferred Stock at a purchase price of $39.50 per share to accredited investors and a placement agent, respectively.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 25,313 and 564 shares of common stock at $4.35 per share to the same accredited investors and placement agent, respectively.

2.

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

Item 6. Exhibits

      (a)    Exhibits

Exhibit No.

Exhibit No.	Description
10.82	Certificate of Designations for the Series H Preferred Stock filed in Delaware on May 12, 2003.
10.83	Securities Purchase Agreement dated May 13, 2003 relating to the sale of Series H Preferred Stock and warrants.
10.84	Form of warrant issued to the Series H holders on May 13, 2003.
10.85	Registration Rights Agreement dated May 13, 2003 relating to the Series H financing.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K.

1.

VCampus filed a current report on Form 8-K on January 24, 2003 disclosing the terms of the employment agreements it entered into with Messrs. Neal and Kannan as well as portions of a presentation delivered to various participants in the securities industry.

	2.	VCampus filed a current report on Form 8-K on February 25, 2003 announcing the sale of 10,351 shares of Series G convertible Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

VCAMPUS CORPORATION

By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan
Chief Executive Officer

By:	/s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

 Date: May 15, 2003

Section 302 Certification

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Narasimhan P. Kannan, CEO, certify that:

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:	May 15, 2003	By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:	May 15, 2003	By:	/s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.82	Certificate of Designations for the Series H Preferred Stock filed in Delaware on May 12, 2003.
10.83	Securities Purchase Agreement dated May 13, 2003 relating to the sale of Series H Preferred Stock and warrants.
10.84	Form of warrant issued to the Series H holders on May 13, 2003.
10.85	Registration Rights Agreement dated May 13, 2003 relating to the Series H financing.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act