Form 10-K/A
period 2002-12-31
VCAMPUS CORP
filed 2003-07-10
CIK 943742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of June 30, 2003, the registrant had outstanding 4,593,531 shares of Common Stock.

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

Industry Background

The Company believes the market for e-learning, with a 2002 market size of approximately $10.3 billion in the U.S. according to Brandon-Hall, is continuing to grow, in spite of the “dot com” crash and the current downturn in the economy.  Both the research firm International Data Corporation, or IDC, and Brandon-Hall expect an increase in corporate and government e-learning spending in 2003 and beyond, with IDC predicting a compound average growth rate (CAGR) of 36.7 percent between 2001 and 2006.  Management believes this steady increase provides the Company with significant opportunity for growth.  Additionally, the Company expects significant industry growth in content revenues.

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

Risks and Uncertainties

                You should be aware that there are various risks to an investment in our common stock, including those described below. You should carefully consider these risk factors, together with all of the other information included in this prospectus, before you decide to invest in shares of our common stock.

                If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and you may lose all or part of your investment.

                This prospectus contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this prospectus. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this prospectus, and in any documents incorporated in this prospectus by reference.

    We have incurred losses and anticipate future losses, which could have an adverse impact on your investment.  We have incurred significant losses since our inception in 1984, including net losses attributable to common stockholders of $14.0 million, $6.6 million and $7.1 for the years ended December 31, 2000, 2001 and 2002. We also incurred a net loss attributable to common stockholders of approximately $1.6 million for the quarter ended March 31, 2003. As of March 31, 2003, we had an accumulated deficit of $85.8 million, stockholders’ equity of $1.5 million and a working capital deficit of $0.9 million. We expect losses from operations to continue until our online revenue stream matures. For these and other reasons, we cannot assure you that we will ever operate profitably, which could have an adverse impact on your investment.

    If we do not have the resources to meet our business objective, we might not survive or be successful.  Our key objective is to be the leading service provider of integrated e-learning solutions. Pursuing this objective may significantly strain our administrative, operational and financial resources. We cannot assure you that we will have the operational, financial and other resources to the extent required to meet our online business objective, which means we might not survive or be successful.

    Failure to raise additional capital, as and when needed, could prevent us from executing our business strategy and could prevent us from maintaining compliance with Nasdaq listing standards.  If we are not able to generate sufficient cash for ongoing operations, we will need to raise additional funds through public or private sale of our equity or debt securities or from other sources for the following purposes:

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

    If we fail to maintain compliance with our Nasdaq SmallCap Market listing, the value and liquidity of your shares could be impaired.  Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has certain requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. In February 2002, Nasdaq notified us that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. In June 2002, we implemented a 1-for-10 reverse stock split in an effort to regain compliance with the minimum bid price requirement. After effecting the reverse stock split, Nasdaq notified us that we had regained compliance with the minimum bid price requirement. On June 30, 2003, the closing bid price of our common stock was $2.37 per share. Nevertheless, we may be unable to maintain our bid price above the minimum bid price requirement required for continued listing on the Nasdaq SmallCap Market. In addition, if we continue to experience losses from our operations or if we are unable to raise additional funds as needed, we may not be able to maintain compliance with the minimum $2.5 million stockholders’ equity requirement for continued listing on the Nasdaq SmallCap Market. At March 31, 2003, our stockholders’ equity was $1.5 million and $3.3 million on a pro forma basis as of March 31, 2003 after giving effect to the Series H financing completed in May of 2003.

                The Nasdaq SmallCap Market and the Nasdaq Over-the-Counter Bulletin Board are significantly less active markets than the Nasdaq National Market. You could find it more difficult to dispose of your shares of our common stock than if our common stock were listed on the Nasdaq National Market.

                If our common stock were delisted from the Nasdaq SmallCap Market, it could be more difficult for us to obtain other sources of financing in the future. Moreover, if our common stock were delisted from the Nasdaq SmallCap Market, our stock could be subject to what are known as the “penny stock” rules. The “penny stock” rules place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock could decline. As a result, your ability to resell your shares, and the price at which you could sell your shares, of our common stock could be adversely affected. At March 31, 2003, VCampus had total equity of approximately $1.5 million, which is below the minimum Nasdaq SmallCap Market listing requirement of $2.5 million.

                If our common stock were delisted from the Nasdaq SmallCap Market, it could be more difficult for us to retain existing and obtain new customers. The ability to continue and form new strategic relationships may be negatively impacted. As a result, delisting could result in a negative impact our customer base and revenue, and, consequently, a negative impact on your investment.

    The large number of our shares eligible for future sale could have an adverse impact on the market price of our common stock.  A large number of shares of common stock already outstanding, along with shares issuable upon exercise of options or warrants or conversion of preferred stock and convertible notes, is eligible for resale, which may adversely affect the market price of our common stock. As of June 9, 2003, we had 4,590,579 shares of common stock outstanding, another 64,285 shares were issuable upon conversion of convertible notes and another 2,168,397 shares upon exercise of outstanding warrants and options. Substantially all of the shares subject to outstanding warrants and options will, when issued upon exercise, be available for immediate resale in the public market pursuant to currently effective registration statements under the Securities Act of 1933, as amended, or pursuant to Rule 701 or Rule 144 promulgated thereunder. Some of the shares that are or will be eligible for future sale have been or will be issued at discounts to the market price of our common stock on the date of issuance. In June 2003, we issued approximately 3,000,000 shares of common stock and warrants to purchase a total of 20% of that number in connection with the conversion of all of the outstanding shares of preferred stock. Resales or the prospect of resales of these shares may have an adverse effect on the market price of our common stock.

    Our substantial dependence on third-party relationships could impair our ability to achieve our business objectives and serve our customers.  We rely on maintaining and developing relationships with customers, academic and government institutions and businesses that provide content for our products and services and with companies that provide the Internet and related telecommunications services used to distribute our products and services to customers.

                We have relationships with a number of customers, academic institutions and businesses that provide us with course content for our online products and services. Some of the agreements we have entered into with these content providers limit our use of their course content, some do not cover use of any future course content and most may be terminated by either party upon breach or bankruptcy. Our ASP-based business model is not compatible with the business models of certain content providers which may lead them to terminate the future licensing of existing and new course content to us or fail to make this content available to us at commercially reasonable rates or terms necessary for success under our business model. Given our plans to introduce additional online courses in the future, we will need to license new course content from existing and prospective content providers. However we might not be able to maintain and modify, if necessary, our existing agreements with content providers, or successfully negotiate agreements with prospective content providers. If the fees we pay to acquire or distribute content increase, our operating costs and results of operations could be adversely affected. We might not be able to license course content at commercially reasonable rates or at all.

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

                If one or more of these entities fail to achieve or maintain market acceptance or commercial success, or if one or more of the entities that do succeed decide to end their relationship with us, we might not be able to generate sufficient revenues to be successful and your investment would be impaired.

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

                A number of our existing competitors, as well as a number of potential new competitors (including some of our strategic partners), have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services and significantly greater resources than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers. In the past few years, a number of our customers have demanded upgrades to our technology platform. Our relatively limited capital resources might not afford us a full opportunity to meet these demands. Recently, we have noticed that some of the more widely available online course offerings, particularly those targeted to the corporate training market, are increasingly competing primarily on price, which commoditization drives down margins for all competitors in our industry. In competing against us, our strategic partners could use information obtained from us to gain an additional competitive advantage over us. Our current and potential competitors might develop products and services that are superior to ours or that achieve greater market acceptance than ours. We might not compete effectively and competitive pressures might prevent us from acquiring and maintaining the customer base necessary for us to be successful.

                As the revenue potential for online delivery of educational and training courses continues to grow, the market is likely to attract a number of large, well capitalized competitors seeking to diversify their revenue streams into this market. Not only will some of these potential competitors be well capitalized and be willing to operate in the market at a loss to build market share, they may also acquire and/or substantially fund our other competitors which could weaken demand for our products and make it more difficult to reach or even prevent us from reaching profitability.

    The loss of services of any member of our key personnel could prevent us from adequately executing on our business strategy.  Our future success depends on the continued contributions of our key senior management personnel, consisting of Narasimhan Kannan, Chief Executive Officer, Christopher Nelson, Chief Financial Officer, Daniel Neal, Chief of Strategic Partnerships, and Ron Freedmen, Senior Vice President of Worldwide Sales and Marketing, some of whom have worked together for only a short period of time. We do not maintain “key man” life insurance on any of our executive officers. The loss of services of any of our key management personnel, whether through resignation or other causes, or the inability to attract qualified personnel as needed, could prevent us from adequately executing on our business strategy.

    Our results of operations have fluctuated significantly from period to period, and a failure to meet the expectations of investors or the financial community at large could result in a decline in our stock price.  Our expense levels are based in part on our expectations as to future revenues. Quarterly sales and operating results generally depend on the online revenues and development and other revenues, which are difficult to forecast. In addition, past results have shown our business to be subject to a material adverse seasonality associated with the large number of holidays in the calendar fourth quarter. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant revenue shortfall would have an immediate adverse impact on our business and financial condition.

                Our operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control. These factors include:

                •              demand for online education;

                •              the budgeting cycles of customers, particularly in the government sector;

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

                •              pricing changes; and

                •              general economic conditions.

                As a strategic response to a changing competitive environment, we may elect from time to time to make certain pricing, service or marketing decisions that could have a material adverse effect on us. We believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that in some future quarter, our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely decline.

    We rely on significant customers, and if we fail to maintain and develop relationships with such customers, we might not generate revenues necessary to achieve our business objectives.  A significant portion of our revenues is generated by a limited number of customers. We expect that we will continue to depend on large contracts with a limited number of significant customers through the near future. This situation can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts. Most of our customers have no obligation to purchase additional products or services from us. Furthermore, VCampus has been notified that the GSA (General Services Administration of the United States) will be terminating its VCampus contract in April 2003. This termination decision was reached to enable GSA to comply with a request from the OPM (Office of Personnel Management) and the OMB (Office of Management and Budget) that GSA consolidate its e-learning with e-learning campus hosted by a competitor. Revenues from the terminated GSA contract represented 4.5% and 9.8% of our total revenues in 2001 and 2002, respectively. As of the date of this report, no other federal government customers of VCampus have indicated that they intend to move their business to this government-approved competitor; however, VCampus could face similar loss of government customers due to the attempts by OPM and OMB to centralize the federal government’s e-learning purchases with this competitor. Consequently, if we fail to maintain and develop relationships with significant customers, we might not be able to generate revenues necessary to achieve our business objectives.

    System failures and capacity constraints could interfere with our efforts to attract customers and attain market acceptance of our products and services.  A key element of our strategy is to generate a high volume of online traffic to our products and services. Accordingly, the performance of our products and services is critical to our reputation, our ability to attract customers and attain market acceptance of our products and services. Any system failure that causes interruptions in the availability or increases response time of our products and services would result in less usage of our products and services and, especially if sustained or repeated, would reduce the attractiveness of our products and services. An increase in the volume of use of our products and services could strain the capacity of the software or hardware we use or the capacity of our network infrastructure, which could lead to slower response time. Any failure to expand the capacity of our hardware or network infrastructure on a timely basis or on commercially reasonably terms would reduce the attractiveness of our products and services. We also depend on web browsers and Internet service providers for access to their products and services, and users may experience difficulties due to system failures unrelated to our systems, products and services.

    If the security of information stored in and transmitted through computer systems of VCampus and its end-users is not adequately secured, we could incur significant liability and potential customers might be deterred from using our products and services.  We include in our products certain security protocols that operate in conjunction with encryption and authentication technology. Despite these technologies, our products may be vulnerable to break-ins and similar disruptive problems caused by online users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and the computer systems of end-users, which may result in significant liability for us and may also deter potential customers. For example, computer “hackers” could remove or alter portions of our online courseware. Persistent security problems continue to plague the Internet, the Web and other public and private data networks. Alleviating problems caused by third parties may require us to make significant expenditures of capital and other resources and may cause interruptions, delays or cessation of service to our customers and to us. Moreover, our security and privacy concerns and those of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the online marketplace generally, and our customer base and revenues in particular. We attempt to limit our liability to customers, including liability arising from a failure of the security features contained in our products, through contractual provisions limiting warranties and disallowing damages in excess of the price paid for the products and services purchased. However, these limitations might not be enforceable. We maintain liability insurance to protect against these risks however this insurance may be inadequate or may not apply in certain situations.

    We might not be successful in responding to the undeveloped and rapidly changing market for our products and services.  The market for our products and services is rapidly evolving in response to recent developments relating to online technology. The market is characterized by evolving industry standards and customer demands and an increasing number of market entrants who have introduced or developed online products and services. It is difficult to predict the size and growth rate, if any, of this market. As is typical in the case of a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Our future success will depend in significant part on our ability to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of the marketplace and competitive product offerings, and we cannot assure that we will be successful in developing, integrating or marketing such products or services. In addition, our new product releases may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence.

    We might not be able to adequately protect our intellectual property rights.  We regard our copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and we rely upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights.

                We have had certain trademark applications denied and may have more denied in the future. We will continue to evaluate the need for registration of additional marks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology. Any such litigation may be time-consuming and costly, cause product release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon us. These royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Our means of protecting our proprietary rights might not be adequate and our competitors might independently develop similar technology, duplicate our products or services or design around patents or other intellectual property rights we have. In addition, distributing our products through online networks makes our software more susceptible than other software to unauthorized copying and use. For example, online delivery of our courseware makes it difficult to ensure that others comply with contractual restrictions, if any, as to the parties who may access such courseware. If, as a result of changing legal interpretations of liability for unauthorized use of our software or otherwise, users were to become less sensitive to avoiding copyright infringement, we might not be able to realize on the full value of our intellectual property rights.

    Government regulation of the business conducted on the Internet could decrease the demand for our products and services or increase our cost of doing business.  There are currently few laws or regulations that directly apply to activities on the Internet. We believe that we are not currently subject to direct regulation by any government agency in the United States, other than regulations that are generally applicable to all businesses. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet and/or online delivery of course content. Some of the issues that these laws and regulations may cover include user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. The applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could decrease online demand for our products and services or increase our costs.

    We could issue preferred stock and take other actions that might discourage third parties from acquiring us.  Our board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. We recently converted all outstanding shares of our preferred stock into common stock. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. Issuing preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, the preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, issuing preferred stock could decrease the market value of our common stock.

                Certain provisions of our certificate of incorporation and our bylaws could make it more difficult for a third party to acquire, and could discourage a third party from attempting to acquire, control of VCampus. Some of them eliminate the right of stockholders to act by written consent and impose various procedural and other requirements which could make it more difficult for stockholders to undertake certain corporate actions. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control of VCampus. We may in the future adopt other measures that may have the effect of delaying, deferring or preventing a change in control of VCampus. Certain of these measures may be adopted without any further vote or action by the stockholders, although we have no present plans to adopt any such measures. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of VCampus, impede a merger, consolidation or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of VCampus.

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

    We do not presently anticipate paying cash dividends on our common stock.  We intend to retain all earnings, if any, for the foreseeable future for funding our business operations. In addition, our outstanding preferred stock contains restrictions on our ability to declare and pay dividends on our common stock. Consequently, we do not anticipate paying any cash dividends on our common stock for the foreseeable future, which could deter some investors from seeking to acquire our common stock.

Item 3.  Legal Proceedings.

The Virginia Department of Taxation recently completed an audit of VCampus' sales and use tax payments from August 1998 through October 2001.  In July 2002, the Company received a draft assessment which contemplated a payment of taxes, penalties and interest by VCampus of $212,719, primarily associated with the alleged failure of VCampus to assess use tax on third-party royalties paid by VCampus to content providers for courses delivered online by the Company.  This preliminary assessment was not yet a formal, binding assessment by the Virginia Department of Taxation.  The Company paid the sales and use tax, and interest on non-contested items, which amounted to $18,928 out of the $212,719.  The Company has formally contested the remaining items covered by the draft assessment, including the assessment of use tax on the royalties paid by VCampus to content providers for courses delivered online by the Company.  The Company is also contesting the methodology used by the Virginia Department of Taxation to estimate the royalties.  The Company does not have a firm estimate of the probability of liability for this issue or the amount of anticipated legal costs, but has reason to believe that the potential liability will be reduced to the point where it will not be considered material.  Accordingly, the Company cannot estimate at this time the amount of liability to be incurred, if any.  No amounts have been accrued in the financial statements for this potential liability.

In June 2002, a former employee (separated in June 1998) filed suit against the Company in Dallas County, Texas.  The suit alleged damages in the following amounts: an allegedly earned unpaid bonus of $56,250, $231,250 based on an alleged change of control in the Company and $360,000 for the Company's alleged failure to allow him to exercise stock options.  To avoid further litigation expenses and the risk of an adverse ruling, in June 2003 VCampus reached a preliminary agreement with the employee to pay him $99,999 in full settlement of all the claims, including the plaintiff's attorney's fees.  The preliminary settlement is subject to the parties' mutual agreement on final terms.  VCampus had previously accrued a liability on its balance sheet of $60,000 in connection with this dispute.

In June 2003, VCampus and the landlord at its Rockville, Maryland facility agreed to terminate the lease agreement, effective immediately.  VCampus had vacated the leased premises at Rockville in December 2000 as part of its announced transition to an exclusive online business model.  As part of the settlement and without admitting any liability for default alleged by the landlord, VCampus agreed to pay the landlord a total of $300,000 (plus a $24,000 security deposit retained by the landlord) to terminate the lease agreement and vacate the court's order to pay $95,453 of back rent and all future rents of approximately $500,000 through the original lease term of 2005.  Accordingly, VCampus is relieved of all liabilities under the lease, including approximately $300,000 for lease payments otherwise due during 2004 and 2005.  VCampus had already accrued $253,051 for this potential liability on its balance sheet.

Although VCampus is not currently involved in any other material pending legal proceedings, VCampus could be subject to legal proceedings and claims in the ordinary course of its business or otherwise, including claims relating to license agreements, royalties or claims of alleged infringement of the trademarks and other intellectual property rights of third parties by VCampus and its licensees.

PART III

Item 11. Executive Compensation.

                Aside from the Report of the Compensation Committee on Executive Compensation and the Report of the Audit Committee set forth below, the other information required by Item 11 of Form 10-K is incorporated by reference to the information under the headings "Proposal No. 1 — Election of Directors — Information Concerning the Board of Directors and its Committees", " Other Information — Executive Compensation", "— Compensation of Directors", "— Compensation Committee Interlocks and Insider Participation" and "— Performance Graph" in the Proxy Statement.

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

                For compensation paid to the Chief Executive Officer and other Named Executive Officers in 2002, no reference was made to the data for comparable companies included in the performance graph included in this proxy statement under the heading—”Performance Graph.”

                Compensation Philosophy.  Our executive compensation program has three objectives: (1) to align the interests of the executive officers with the interest of our stockholders by basing a significant portion of an executive’s compensation on our performance; (2) to attract and retain highly talented and productive executives; and (3) to provide incentives for superior performance by our executives. To achieve these objectives, the Compensation Committee has crafted a program that consists of base salary, short-term incentive compensation in the form of cash bonuses and long-term incentive compensation in the form of stock options. These compensation elements are in addition to the general benefits programs that we offer to all of our employees.

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

                Base Salaries.  The Compensation Committee annually reviews the base salaries of our executive officers. The base salaries for our executive officers for 2002 were established at the beginning of that fiscal year, or when the executive joined us, as the case may be. In addition to considering the factors listed in the foregoing section that support our executive compensation program generally, the Compensation Committee reviews the responsibilities of the specific executive position and the experience and knowledge of the individual in that position. The Compensation Committee also measures individual performance based upon a number of factors, including measurement of our historic and recent financial and operational performance and the individual’s contribution to that performance, the individual performance on non-financial goals and other contributions of the individual to our success, and gives each of these factors relatively equal weight without confining its analysis to a rigorous formula. As is typical of most corporations, the actual payment of base salary is not conditioned upon the achievement of any predetermined performance targets.

                Incentive Compensation.  Cash bonuses established for executive officers are intended to motivate the individual to work hard to achieve our financial and operational performance goals or to otherwise incent the individual to aim for a high level of achievement on our behalf in the coming year. The Compensation Committee does not have an exact formula for determining bonus payments, but has established general target bonus levels up to a maximum of 50% of base salary for executive officers based in relatively equal measures upon the Compensation Committee’s subjective assessment of our achievement of projected revenues and net income, customer service metrics and other operational and individual performance factors. The Committee may adjust these targets during the year.

                Long-Term Incentive Compensation.  Our long-term incentive compensation plan for our executive officers is based upon our stock plans. We believe that placing a portion of our executives’ total compensation in the form of stock options achieves three objectives. It aligns the interest of our executives directly with those of our stockholders, gives executives a significant long-term interest in our success and helps us retain key executives. Options generally vest over a three to five-year period based upon continued employment. In the past five years, we granted performance-based options to the Chief Executive Officer and various other executive officers. As modified in April 2001, these grants vest ratably over four years beginning five years from the date of grant, subject to accelerated vesting in full during the first four years after the grant date if we record quarterly earnings before taxes of not less than $400,000 on net quarterly revenue of not less than $3,000,000 for two consecutive quarters. The vesting of Mr. Neal’s 12,500 performance-based options are accelerated at such time as we record quarterly earnings before interest, depreciation, amortization and taxes of not less than $250,000 on net quarterly revenue of not less than $2,500,000 for two consecutive quarters. In December 2001, we granted an option to Mr. Neal to purchase 50,000 shares at fair market value on the date of grant, vesting one fourth upon grant and the remainder vesting equally over the four quarters thereafter, based upon continued employment. In January 2003, we granted a performance option to Mr. Kannan to purchase 35,000 shares of common stock that vests ratably over three years, subject to acceleration in the event certain revenue, profitability and EBITDA milestones are achieved.

                In determining the number of options to grant an executive, the Board primarily considered the executive’s past performance and the degree to which an incentive for long-term performance would benefit us, as well as the number of shares and options already held by the executive officer. It is the Compensation Committee’s policy to grant options at fair market value unless particular circumstances warrant otherwise.

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

                Compensation of the Chief Executive Officer.  The Chief Executive Officer’s compensation is based upon the same elements and measures of performance as is the compensation for our other executive officers. The Compensation Committee approved a base salary for Mr. Kannan of $23,333 per month beginning in January 2003 and for Mr. Neal of $160,000 per year beginning in December 2002. In structuring the compensation of Messrs. Kannan and Neal, the Compensation Committee considered the alignment of their compensation packages with our financial performance to be essential. As discussed above under the subheading "Incentive Compensation," because cash bonuses are paid based on the Compensation Committee's subjective assessment of our achievement of selected performance criteria and each individual's performance, and because VCampus most notably did not achieve its targeted revenues and net income for 2002, no cash bonus was paid to Messrs. Kannan and Neal for 2002.  Base salaries for Messrs. Neal and Kannan were determined and paid pursuant to the terms of their employment contracts.  Mr. Neal's $160,000 base salary reflects his agreement to reduce his prior base salary by $60,000 as part of VCampus' efforts to reduce costs and achieve profitability.  Base salaries for Messrs. Neal and Kannan were determined based on the criteria and measures of performance outlined under the subheading "Base Salaries" above without confining the analysis to a rigorous formula.  Finally, in addition to tying cash bonuses to performance, the Compensation Committee has structured long-term incentive compensation to Messrs. Neal and Kannan in the form of performance stock options, the qualitative measurement terms of which are described generally above under the subheading "Long-Term Incentive Compensation."

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

                The material in this report is not soliciting material, is not and will not be deemed filed with the Securities and Exchange Commission and is not and will not be incorporated by reference in any filing we make under the Securities Act of 1933 or the Exchange Act, whether made before or after the date of this Form 10-K/A and irrespective of any general incorporation language in such filing.

Dated: April 2003	Submitted by:	THE COMPENSATION COMMITTEE Edson D. deCastro Dennis J. Fischer

Report of the Audit Committee

                The Audit Committee is composed of three directors who are “independent” as defined in Rule 4200(a)(14) of the National Association of Securities Dealers’ Marketplace Rules. The members also meet the independence requirements under currently proposed Nasdaq and SEC rules regarding audit committees. The Audit Committee operates under a written charter previously approved by the Board of Directors and performs the functions described therein.

                The Audit Committee reviews our company’s financial reporting process on behalf of our board. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls and procedures for financial reporting. In this context, the Audit Committee met six times during 2002.  The Audit Committee has had discussions with management and Ernst & Young, our independent auditors, regarding these matters. Management represented to the Audit Committee that our company’s audited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in the financial statements.

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

                The Audit Committee met in private sessions with Ernst & Young. During the private sessions, the Audit Committee confirmed that the independent auditors were satisfied with the positions taken by management in the presentation of our financial results and the independent auditors confirmed that there were no matters regarding our internal controls requiring communication to the Audit Committee under generally accepted auditing standards. In March 2003, management and Ernst & Young reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2002 with the Audit Committee, together with our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion included among other things:

•	critical accounting policies and practices used in the preparation of our financial statements,

•	any significant audit adjustments proposed by the independent auditors,

•	confirmation that there were no matters of significant disagreement between management and the independent auditors during the audit, and

•	other matters required to be discussed by Statements of Auditing Standards.

                Based on the review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for fiscal 2002.

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
William E. Kimberly John D. Sears Martin E. Maleska

                The material in this report will not be deemed filed with the SEC or will be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K/A and irrespective of any general incorporation language in such filings.

Item 14.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Within 90 days prior to the filing date of the Company’s report on Form 10-K filed on March 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

(3)          Exhibits.

Exhibit No.

Description

3.1(a)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(a)	Amended and Restated Bylaws, as currently in effect.
4.1(a)	Form of Common Stock certificate.
10.30(b)	Series C Preferred Stock and Warrant Purchase Agreement.
10.32(b)	Series D Preferred Stock Purchase Agreement dated June 29, 1998.
10.34(b)	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated June 26, 1998.
10.35(c)	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock dated June 25, 1998.
10.42(d)	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock.

10.47(e)	Stock Purchase Agreement dated as of January 11, 2000 by and among the Registrant and Mastech Corporation (now iGate Capital Corporation).
10.48(e)	Registration Rights Agreement dated as of January 11, 2000 by and among the Registrant and Mastech Corporation (now iGate Capital Corporation).
10.49(e)	Warrant issued to Mastech Corporation (now iGate Capital Corporation), dated as of January 11, 2000.
10.50(f)	Subscription Agreement dated as of April 20, 2000, by and between the Registrant and US West Internet Ventures, Inc, now Qwest Investment Company
10.51(f)	Registration Rights Agreement dated as of April 20, 2000 by and between the Registrant and US West Internet Ventures, Inc, now Qwest Investment Company.
10.52(f)	Warrant issued to US West Internet Ventures, Inc., now Qwest Investment Company, dated as of April 20, 2000.
10.54(g)*	Application Hosting Agreement dated April 20, 2000 between the Company and US West Interprise America, Inc.
10.55 (h)	Employment Agreement, dated August 8, 2000, with Daniel J. Neal.
10.56 (h)	Amendment No.1 to Employment Agreement with Narasimhan P. Kannan dated August 10, 2000.
10.57(i)*	Contract with the General Services Administration dated April 18, 2001
10.58(j)	Form of Subscription Agreement dated as of May 29, 2001 by and between the registrant and the Purchasers.
10.59(j)	Form of Registration Rights Agreement dated as of May 29, 2001 by and between the registrant and the Purchasers.
10.60(j)	Warrant issued to the purchasers dated as of May 29, 2001.
10.61(j)	Warrant issued to the placement agent for the May 29, 2001 private placement.
10.62(k)	Termination of Employment Agreement with Narasimhan P. Kannan, dated December 31, 2001
10.63(l)	Certificate of Designations for the Series F-1 Preferred Stock, as filed in Delaware on March 28, 2002

10.64(l)	Certificate of Designations for the Series F-2 Preferred Stock, as filed in Delaware on May 8, 2002
10.65(l)	Form of purchase agreement for the issuance of Series F, F-1 and F-2 preferred stock
10.66(l)	Form of registration rights agreement covering the Series F, F-1 and F-2 preferred stock
10.67(l)	Form of warrant issued in connection with the Series F, F-1 and F-2 preferred stock financings
10.68(m)	Employment Agreement, dated June 3, 2002, with Christopher L. Nelson
10.69(n)	Certificate of Correction of Series C Convertible Preferred Stock filed in Delaware on July 2, 2002,
10.70(n)	Certificate of Correction of Series D Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.71(n)	Certificate of Correction of Series E Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.72(n)	Certificate of Correction of Series F Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.73(n)	Certificate of Correction of Series F-1 Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.74(n)	Certificate of Correction of Series F-2 Convertible Preferred Stock filed in Delaware on July 10, 2002.
10.75(n)	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed in Delaware on July 3, 2002.
10.76(o)	Certificate of Designations for the Series G Preferred Stock filed with the Delaware Secretary of State on September 27, 2002.
10.77(o)	Form of Securities Purchase Agreement dated September 30, 2002 between the Registrant and the purchasers of Series G Preferred Stock.
10.78(o)	Form of Registration Rights Agreement dated September 30, 2002 between the Registrant and the purchasers of Series G Preferred Stock
10.79(o)	Form of Warrant issued on September 30, 2002 to the purchasers of Series G Preferred Stock.
10.80(p)	Amended and Restated Employment Agreement, dated December 18, 2002, with Daniel J. Neal.
10.81(p)	Employment Agreement, effective January 1, 2003, with Narasimhan P. Kannan
21.1(r)	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Auditors
99.1(q)	Securities Purchase Agreement dated December 28, 2001 between the Registrant and the Purchasers
99.2(q)	Form of Convertible Note issued December 28, 2001
99.3(q)	Certificate of Designations for the Series F Preferred Stock filed in Delaware on December 28, 2001
99.4(q)	Form of Warrant issued to the Series F holders on December 28, 2001
99.5(q)	Form of Warrant issued to the convertible noteholders on December 28, 2001
99.6(q)	Form of Registration Rights Agreement dated December 28, 2001
99.7(j)	Audit Committee Charter
99.8	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.9	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(q)                                 Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed January 8, 2002.

(r)                                    Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCAMPUS CORPORATION

	By:	/s/ Narasimhan P. Kannan
Narasimhan P. Kannan, Chief Executive Officer
Date: July 8, 2003

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Narasimhan P. Kannan, certify that:

1.               I have reviewed this Amendment No. 2 to annual report on Form 10K of VCampus Corporation;

2.               Based on my knowledge, this Amendment No. 2 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 2 to annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 2 to annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 2 to annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this Amendment No. 2 to annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 8, 2003	By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan
Chief Executive Officer

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Christopher L. Nelson, certify that:

1.     I have reviewed this Amendment No. 2 to annual report on Form 10K of VCampus Corporation.;

2.               Based on my knowledge, this Amendment No. 2 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 2 to annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 2 to annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 2 to annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.                     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this Amendment No. 2 to annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 8, 2003	By:	/s/ CHRISTOPHER L. NELSON
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

Online tuition revenues are generated primarily through three types of contracts: (i) higher education partners, (ii) corporate subscriptions, and (iii) corporate usage.  For higher education partners and corporate subscriptions, revenue is recognized ratably (on a straight-line basis) over the semester term and subscription period, respectively.  For corporate usage contracts, revenue is recognized upon enrollment in a course.  Once a student has enrolled in a course, he cannot cancel delivery of a course or receive a refund.  Initial set-up fees related to all online tuition services are recognized ratably (on a straight-line basis) over the respective contract term.

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

In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest.  Each share of Series F-1 Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder.  The holders of the Series F-1 Preferred Stock are entitled to one vote for each ten shares of Series F-1 Preferred Stock held.  The excess of the fair value of the Preferred Stock and warrants over the carrying value of the note amounted to $267,488 and was recognized as a loss on debt extinguishment in March 2002.  The carrying value of the debt at the time of its conversion was $324,392, excluding accrued interest of $10,445.  The extinguishment of the debt resulted in the write-off of $50,121 in deferred debt issuance costs.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the amount allocated to the Preferred Stock amounted to $44,282.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002.  The fair value of the preferred stock issued in the exchange was estimated at the closing price of VCampus' common stock on the trading date prior to the exchange and the fair value of the warrants was estimated at $48,128 based on the Black-Scholes option-pricing model.

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

In May 2002, the Company issued 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730, each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock. The excess of the fair value of the Preferred Stock and warrants over the net carrying value of the debt was $170,677 and was recognized as a loss on debt extinguishment.  The carrying value of the debt at the time of its conversion was $143,944, excluding accrued interest of $5,730.  The extinguishment of the debt resulted in the write-off of $16,038 in deferred debt issuance costs.  The excess of the value of common stock into which the Series F Preferred Stock is convertible over the amount allocated to the Preferred Stock amounted to $24,267.  Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002.  The fair value of the preferred stock issued in the exchange was estimated at the closing price of VCampus' common stock on the trading date prior to the exchange and the fair value of the warrants was estimated at $26,451 based on the Black-Scholes option-pricing model.

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

Series G Preferred Stock

In September 2002, the Company issued 46,400 shares of Series G Preferred Stock at a purchase price of $21.96 per share (10 times the trailing five-day average closing price of its common stock) to accredited investors.  Under the terms of the financing agreement, the Company also issued five-year fully vested warrants to purchase 116,000 shares of common stock at $2.42 per share.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.  The holders of the Series G Preferred Stock are entitled to ten votes for share of Series of Preferred Stock held.  The excess of the value of common stock into which the Series G Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $185,883.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.  The fair value of the preferred stock was estimated at the closing price of VCampus' common stock on the trading date prior to the issuance date and the fair value of the warrants was estimated at $227,360 based on the Black-Scholes option-pricing model.  The issuance of the Series G Preferred Stock triggered an antidilution adjustment in the conversion price of the Series F, F-1 and F-2 Preferred Stock from $3.50 to $2.196.  As result, the number of common shares potentially issuable upon conversion of the Series F, F-1 and F-2 Preferred Stock has increased from 721,620 to 1,150,124.  The Company recorded a deemed dividend of $1,499,762 in connection with this adjustment.

In November 2002, the Company issued 2,800 and 120 shares of Series G Preferred Stock at a purchase price of $24.90 per share (10 times the trailing five-day average closing price of its common stock) to accredited investors and a placement agent, respectively.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 7,000 and 300 shares of common stock at $2.74 per share to the same accredited investors and placement agent, respectively.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series G Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $12,283.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.  The fair value of the preferred stock was estimated at the closing price of VCampus' common stock on the trading date prior to the issuance date and the fair value of the warrants was estimated at $14,910 based on the Black-Scholes option-pricing model.

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

The following table sets forth selected balance sheet data as of December 31, 2002, on a pro forma basis, after giving effect to the February 2003 and March 2003 financings.  This table is disclosed to demonstrate the Company's compliance, on a pro forma basis, with the minimum $2.5 million of stockholders' equity required for continued listing on the Nasdaq Small Cap Market.

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