Form 10-Q/A
period 2003-03-31
VCAMPUS CORP
filed 2003-07-10
CIK 943742

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	4,590,579 shares
(Class)	(Outstanding at June 9, 2003)

Explanatory Note

This Amendment No. 1 to our quarterly report on Form 10-Q is being filed to include Item 4 disclosure inadvertently omitted from the original filing regarding controls and procedures and to provide supplemental information in our financial statement footnotes disclosing how we have accounted for warrants we issued in recent financings.

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

The fair value of the preferred stock was estimated at the closing price of VCampus' common stock on the trading date prior to the issuance date and the fair value of the warrants was estimated at $82,267 based on the Black-Scholes option-pricing model.

In March 2003, the Company issued 18,370 shares of Series G Preferred Stock at a purchase price of $27.22 per share to accredited investors.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 45,925 shares of common stock at $2.99 per share to the same accredited investors.  Each share of Series G Preferred Stock is initially convertible into 10 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series G

Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $103,186.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.  The fair value of the preferred stock was estimated at the closing price of VCampus' common stock on the trading date prior to the issuance date and the fair value of the warrants was estimated at $129,967 based on the Black-Scholes option-pricing model.  The issuance of the Series G Preferred Stock in March 2003 triggered an antidilution adjustment in the conversion price of the Series G Preferred Stock issued in February 2003 from $3.95 to $2.72.  As a result, the number of common shares potentially issuable upon conversion of the Series G Preferred Stock issued in February 2003 has increased from 103,527 to 150,229.  The Company recorded a deemed dividend of $184,481 in connection with this adjustment.

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
$694,528

Note F — Legal Proceedings

In June 2002, a former employee (separated in June 1998) filed suit against VCampus in Dallas County, Texas. The suit alleged damages in the following amounts: $56,250 from an allegedly earned unpaid bonus, $231,250 based on an alleged change of control in VCampus and $360,000 for VCampus' alleged failure to allow him to exercise stock options.  To avoid further litigation expenses and the risk of an adverse ruling, in June 2003 VCampus reached a preliminary agreement with the employee to pay him $99,999 in full settlement of all the claims, including the plaintiff's attorneys' fees.  The preliminary settlement is subject to the parties' mutual agreement on final terms.  VCampus had previously accrued a liability on its balance sheet of $60,000 in connection with this dispute.

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

Note G — Subsequent Pro Forma Events

In May 2003, the Company issued 5,585 shares of Series H Preferred Stock at a purchase price of $240.00 per share to accredited investors.  Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 139,625 shares of common stock at $5.00 per share to the same accredited investors.  Each share of Series H Preferred Stock is initially convertible into 100 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series H Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $270,908. Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.  The fair value of the preferred stock was estimated at the closing price of VCampus' common stock on the trading date prior to the issuance date and  the fair value of the warrants was estimated at $339,289 based on the Black-Scholes option-pricing model.

The following table sets forth selected balance sheet data as of March 31, 2003, on a pro forma basis, after giving effect to the May 2003 financing.  This table is disclosed to demonstrate the Company's compliance, on a pro forma basis, with the minimum $2.5 million of stockholders' equity required for continued listing on the Nasdaq SmallCap Market.

			Pro forma as of
	March 31,	Pro forma	March 31,
	2003	Adjustments	2003
	(Unaudited)		(Unaudited)
Cash	$1,342,839	$1,340,240	$2,683,079
Total assets	4,961,829	1,340,240	6,302,069
Total liabilities	3,491,324	30,000	3,521,324
Accumulated deficit	(85,823,577)	(541,655)	(86,365,232)
Total stockholders’ equity	$1,470,505	$1,340,240	$2,780,745

Item 4.  Controls and Procedures

(a) Within 90 days prior to the filing date of the Company's report on Form 10-Q for the quarter ended March 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In June 2002, a former employee (separated in June 1998) filed suit against VCampus in Dallas County, Texas. The suit alleged damages in the following amounts: $56,250 from an allegedly earned unpaid bonus, $231,250 based on an alleged change of control in VCampus and $360,000 for VCampus' alleged failure to allow him to exercise stock options.  To avoid further litigation expenses and the risk of an adverse ruling, in June 2003 VCampus reached a preliminary agreement with the employee to pay him $99,999 in full settlement of all the claims, including the plaintiff's attorneys' fees.  The preliminary settlement is subject to the parties' mutual agreement on final terms.VCampus had previously accrued a liability on its balance sheet of $60,000 in connection with this dispute.

In June 2003, VCampus and the landlord at its Rockville, Maryland facility agreed to terminate the lease agreement, effective immediately. VCampus had vacated the leased premises at Rockville in December 2000 as part of its announced transition to an exclusive online business model. As part of the settlement and without admitting any liability for default alleged by the landlord, VCampus agreed to pay the landlord a total of $300,000 (plus a $24,000 security deposit retained by the landlord) to terminate the lease agreement and vacate the court's order to pay $95,453 of back rent and all future rents of approximately $500,000 through the original lease term of 2005. Accordingly, VCampus is relieved of all liabilities under the lease, including approximately $300,000 for lease payments otherwise due during 2004 and 2005. As disclosed in the most recent filings by VCampus on Form 10-Q and 10-K, VCampus had already accrued $253,051 for this potential liability on its balance sheet.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VCAMPUS CORPORATION

By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan
Chief Executive Officer

 Date: July 8, 2003

Section 302 Certification

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Narasimhan P. Kannan, CEO, certify that:

1.               I have reviewed this Amendment No. 1 to  quarterly report on Form 10-Q of VCampus Corporation;

2.               Based on my knowledge, this Amendment No. 1 to quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 to quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 to quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this Amendment No. 1 to quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 8, 2003	By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan
Chief Executive Officer

Section 302 Certification

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Christopher L. Nelson, certify that:

1.     I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q of VCampus Corporation;

2.               Based on my knowledge, this Amendment No. 1 to quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 to quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 to quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this Amendment No. 1 to quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 8, 2003	By:	/s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Chief Financial Officer