Form 10-Q
period 2003-06-30
VCAMPUS CORP
filed 2003-08-14
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003.

OR

☐ Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 0-21421

VCAMPUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1290319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Centennial Park Drive Suite 200,	20191
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes    ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	4,599,781 shares
(Class)	(Outstanding at August 13, 2003)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2003	2002	2003
Revenues:
Online tuition revenues	$1,470,818	$1,521,794	$2,819,705	$3,033,738
Development and other revenues	138,518	178,913	233,337	370,289
Other service revenues	23,872	31,597	45,867	61,366
Net revenues	1,633,208	1,732,304	3,098,909	3,465,393
Costs and expenses:
Cost of revenues	355,438	569,951	572,364	1,029,415
Sales and marketing	649,213	642,472	1,374,380	1,374,233
Product development and operations	509,298	638,930	1,137,559	1,362,880
General and administrative	371,566	435,538	789,017	900,220
Depreciation and amortization	367,832	246,470	804,279	495,420
Reorganization and other charges	—	112,729	—	172,729
Stock-based compensation	51,999	13,005	53,199	66,814
Total costs and expenses	2,305,346	2,659,095	4,730,798	5,401,711
Loss from operations	(672,138)	(926,791)	(1,631,889)	(1,936,318)
Other income	—	207,138	—	207,138
Interest expense	(45,451)	(24,006)	(257,065)	(51,780)
Loss on debt extinguishment	(235,758)	—	(503,246)	—
Net loss	(953,347)	(743,659)	(2,392,200)	(1,780,960)
Dividends to preferred stockholders	(853,153)	(1,839,784)	(925,352)	(2,419,032)
Net loss attributable to common stockholders	$(1,806,500)	$(2,583,443)	$(3,317,552)	$(4,199,992)
Net loss per share, basic	$(1.23)	$(1.09)	$(2.26)	$(2.12)
Net loss per share — assuming dilution	$(1.23)	$(1.09)	$(2.26)	$(2.12)

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$727,466	$1,250,654
Restricted cash	—	601,784
Accounts receivable, less allowance of $31,000 at December 31, 2002 and June 30, 2003	354,340	275,581
Loans receivable from related parties	116,753	100,378
Loans receivable — current	38,689	39,594
Prepaid expenses and other current assets	659,587	386,295
Total current assets	1,896,835	2,654,286
Property and equipment, net	328,296	498,912
Capitalized software costs and courseware development costs, net	814,730	975,337
Loans receivable — less current portion	65,502	49,851
Other assets	190,446	165,443
Other intangible assets, net	748,492	640,564
Goodwill, net	328,317	328,317
Total assets	$4,372,618	$5,312,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$950,262	$1,290,650
Accrued expenses	827,860	515,277
Capital lease obligation — current portion	23,529	—
Notes payable — current portion	140,159	182,579
Deferred revenues	783,003	775,368
Total current liabilities	2,724,813	2,763,874

Stockholders’ equity:
Series C convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $7,910,172 and $0 at December 31, 2002 and June 30, 2003, respectively; 1,000,000 shares authorized; 623,339 and 0 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	6,233	—
Series D convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $8,363,924 and $0 at December 31, 2002 and June 30, 2003, respectively; 1,200,000 shares authorized; 1,013,809 and 0 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	10,138	—
Series E convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,816,557 and $0 at December 31, 2002 and June 30, 2003, respectively; 3,000,000 shares authorized; 574,895 and 0 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	5,749	—
Series F convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,050,000 and $0 at December 31, 2002 and June 30, 2003, respectively; 3,000,000 shares authorized; 3,000,000 and 0 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	30,000	—
Series F-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $510,445 and $0 at December 31, 2002 and June 30, 2003, respectively; 1,458,413 shares authorized; 1,458,413 and 0 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	14,584	—
Series F-2 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $965,230 and $0 at December 31, 2002 and June 30, 2003, respectively; 60,000 shares authorized; 27,578 and 0 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	276	—
Series G convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,091,652 and $0 at December 31, 2002 and June 30, 2003, respectively; 80,000 shares authorized; 49,320 and 0 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	492	—
Common Stock, $0.01 par value per share; 36,000,000 shares authorized 1,573,904 and 4,593,531 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	15,739	45,935
Additional paid-in capital	85,771,622	90,909,920
Accumulated deficit	(84,207,028)	(88,407,019)
Total stockholders’ equity	1,647,805	2,548,836
Total liabilities and stockholders’ equity	$4,372,618	$5,312,710

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2002	2003
Operating activities
Net loss	$(2,392,200)	$(1,780,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	468,623	148,407
Amortization	335,656	347,013
Bad debt expense	50,000	—
Loss on debt extinguishment	503,246	—
Debt discount amortization	172,153	42,420
Compensatory stock, stock options and stock warrants	53,199	66,814
Decrease in allowance for doubtful accounts	(21,654)	(288)
Changes in operating assets and liabilities:
Decrease in accounts receivable	272,321	79,047
Increase (decrease) in prepaid expenses and other current assets	(65,112)	273,292
Decrease in other assets	43,218	25,003
Increase (decrease) in accounts payable and accrued expenses	(434,746)	27,206
Decrease in deferred revenues	(312,095)	(7,635)
Net cash used in operating activities	(1,327,391)	(779,681)
Investing activities
Purchases of property and equipment	(14,431)	(319,023)
Capitalized software and courseware development costs	(160,276)	(399,093)
Increase in restricted cash	—	(601,784)
Proceeds from loans receivable	19,585	17,500
Advances under loans (interest) receivable	(3,606)	(2,754)
Proceeds from loans receivable from related party	—	18,000
Advances under loans receivable from related parties	(4,000)	(1,625)
Net cash used in investing activities	(162,728)	(1,288,779)
Financing activities
Proceeds from issuance of Series F convertible Preferred Stock	225,007	—
Proceeds from issuance of Series F-2 convertible Preferred Stock	605,064	—
Proceeds from the issuance of Series G convertible Preferred Stock	—	874,937
Proceeds from the issuance of Series H convertible Preferred Stock	—	1,740,240
Payments on capital lease obligations	(108,698)	(23,529)
Proceeds from notes payable	100,000	—
Net cash provided by financing activities	821,373	2,591,648
Net increase (decrease) in cash and cash equivalents	(668,746)	523,188
Cash and cash equivalents at the beginning of the period	2,027,771	727,466
Cash and cash equivalents at the end of the period	$1,359,025	$1,250,654

See accompanying notes.

VCAMPUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 2003. For further information, refer to the audited financial statements and footnotes thereto included in the VCampus Corporation (“VCampus”) Annual Report on Form 10-K for the year ended December 31, 2002.

Note B — Significant Accounting Policies

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. The adoption of the disclosure only requirements of SFAS No. 148 did not have a significant impact on the VCampus’ consolidated financial statements.

VCampus uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date.  VCampus uses the fair value method for stock options granted for services rendered by non-employees in accordance with the SFAS No. 123 “Accounting for Stock Based Compensation”.

The following table illustrates the effect on net income and earnings per share if VCampus had applied the fair value recognition provisions of FASB Statement No. 123, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Pro forma net loss:
As reported	$(1,806,500)	$(2,583,443)	$(3,317,552)	$(4,199,992)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	51,999	13,005	53,199	66,814
Deduct: Total employee non cash stock compensation expense determined under fair value based method for all awards	(1,239,053)	(1,438,655)	(2,498,107)	(2,688,391)
Pro forma net loss	$(2,993,554)	$(4,009,093)	$(5,762,460)	$(6,821,569)

Net loss per common share:
Basic and diluted—as reported	$(1.23)	$(1.09)	$(2.26)	$(2.12)
Basic and diluted—pro forma	$(2.03)	$(1.69)	$(3.92)	$(3.45)

Note C — Equity Transactions

In February 2003, VCampus issued 10,125 and 226 shares of Series G Preferred Stock at a purchase price of $39.50 per share to accredited investors and a placement agent, respectively.  Under the terms of this financing, VCampus also issued five-year fully vested warrants to purchase 25,313 and 564 shares of common stock at $4.35 per share to the same accredited investors and placement agent, respectively.  Each share of Series G Preferred Stock was initially convertible into 10 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series G Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $48,995.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.  The fair value of the preferred stock was estimated at the closing price of VCampus’ common stock on the trading date prior to the issuance date and the fair value of the warrants was estimated at $82,267 using the Black-Scholes option pricing model.

In March 2003, VCampus issued 18,370 shares of Series G Preferred Stock at a purchase price of $27.22 per share to accredited investors.  Under the terms of this financing, VCampus also issued five-year fully vested warrants to purchase 45,925 shares of common stock at $2.99 per share to the same accredited investors.  Each share of Series G Preferred Stock was initially convertible into 10 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series G Preferred Stock was convertible over the proceeds allocated to the Preferred Stock amounted to $103,186.  Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.  The fair value of the preferred stock was estimated at the closing price of VCampus’ common stock on the trading date prior to the issuance date and the fair value of the warrants was estimated at $129,967 using the Black-Scholes option pricing model.  The issuance of the Series G Preferred Stock in March 2003 triggered an antidilution adjustment in the conversion price of the Series G Preferred Stock issued in February 2003 from $3.95 to $2.72.  As a result, the number of common shares potentially issuable upon conversion of the Series G Preferred Stock issued in February 2003 increased from 103,527 to 150,229.  VCampus recorded a deemed dividend of $184,481 in connection with this adjustment.

In May 2003, VCampus issued 7,503 shares of Series H Preferred Stock at a purchase price of $240.00 per share to accredited investors.  Under the terms of this financing, VCampus also issued five-year fully vested warrants to purchase 187,575 shares of common stock at $5.00 per share to the same accredited investors.  Each share of Series H Preferred Stock was initially convertible into 100 shares of common stock at any time at the election of the holder.  The excess of the value of common stock into which the Series H Preferred Stock was convertible over the proceeds allocated to the Preferred Stock amounted to $364,197. Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders.  The fair value of the preferred stock was estimated at the closing price of VCampus’ common stock on the trading date prior to the issuance date and the fair value of the warrants was estimated at $455,807 using the Black-Scholes option pricing model.  The issuance of the Series H Preferred Stock in May 2003 triggered an antidilution adjustment in the conversion price of the Series G Preferred Stock issued in November 2002 and in February and March 2003 from $2.49, $2.72 and $2.72, respectively, to $2.40.  As a result, the number of common shares potentially issuable upon conversion of the Series G Preferred Stock issued in those periods increased from 363,114 to 409,020.  VCampus recorded a deemed dividend of $124,676 in connection with this adjustment.

On June 6, 2003, pursuant to approvals obtained at its annual meeting of stockholders, together with agreements signed by holders of its preferred stock, VCampus effected a conversion of all of the outstanding shares of each of its eight classes of preferred stock into a total of 3,007,453 shares of common stock.  The conversions were effective on June 6, 2003 at conversion prices ranging from $2.196 to $69.82 per share.  This recapitalization removed a total of approximately $24.3 million of preferred stock liquidation preference that was formerly senior to the outstanding common stock and released VCampus from the obligation to pay future dividends on the converted shares.  As an incentive to induce the conversions, VCampus issued warrants to the preferred stockholders to purchase a total of 451,445 shares of common stock at $3.85 per share.   The Company valued the warrants using the Black-Scholes option pricing model and recognized a deemed dividend of $1,042,838, which represents the excess of the fair value of the warrants issued over the fair value of the stock issuable pursuant to the original conversion terms of the securities.  As part of the recapitalization, VCampus also issued a warrant to a preferred shareholder to purchase 166,155 shares of common stock at $2.20 per share in exchange for the cancellation of that shareholder’s warrant to purchase an equivalent number of shares of Series E preferred stock at the equivalent exercise price.  The Company valued the warrants using the Black-Scholes option pricing model and recognized a deemed dividend of $12,211 upon the cancellation of the warrants to purchase shares of Series E preferred stock.

Note D — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Numerator:
Net loss	(953,347)	$(743,659)	$(2,392,200)	$(1,780,960)
Accrued dividends to preferred stockholders	(853,153)	(1,839,784)	(925,352)	(2,419,032)
Net loss available to common stockholders	$(1,806,500)	$(2,583,443)	$(3,317,552)	$(4,199,992)
Denominator:
Denominator for basic earnings per share — weighted-average shares	1,471,789	2,375,442	1,470,843	1,978,089
Denominator for diluted earnings per share — adjusted weighted-average shares	1,471,789	2,375,442	1,470,843	1,978,089
Basic net loss per share	$(1.23)	$(1.09)	$(2.26)	$(2.12)
Diluted net loss per share	$(1.23)	$(1.09)	$(2.26)	$(2.12)

Note E — Intangible Assets

Other intangible assets were comprised of:

	December 31, 2002	June 30, 2003
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(984,848)	(1,092,776)
	$748,492	$640,564

VCampus expects amortization expense for other intangible assets to be as follows:

2003 (remaining six months)	$102,651
2004	210,579
2005	157,536
2006	131,014
Thereafter	38,784
$640,564

Note F — Legal Proceedings

In June 2002, a former employee (separated in June 1998) filed suit against VCampus in Dallas County, Texas.  To avoid further litigation expenses and the risk of an adverse ruling, in June 2003 VCampus paid the employee $99,999 in full settlement of all the claims, including the plaintiff’s attorneys’ fees.  VCampus had previously accrued a liability on its balance sheet of $60,000 in connection with this dispute.  During the quarter ended June 30, 2003, VCampus accrued an additional $39,999 related to the settlement.

In June 2003, VCampus and the landlord at its Rockville, Maryland facility agreed to a settlement regarding the leased space that Vcampus had vacated in December 2000 as part of its announced transition to an exclusive online business model.  VCampus agreed to pay the landlord a total of $300,000 (plus a $24,000 security deposit retained by the landlord) to terminate the lease agreement.  In connection with the settlement, the entire balance required to be held in escrow based on a court order in May 2003, totaling approximately $601,000, pending the outcome of the litigation was released and made available to VCampus in July 2003.  VCampus had previously accrued $253,051 for this potential liability on its balance sheet.  During the quarter ended June 30, 2003, VCampus accrued an additional amount of approximately $71,000 related to this settlement.

The Virginia Department of Taxation recently completed an audit of VCampus’ sales and use tax payments from August 1998 through October 2001.  In July 2002, VCampus received a draft assessment which contemplated a payment of taxes, penalties and interest of $212,719 primarily associated with the alleged failure of VCampus to assess use tax on third-party royalties paid by VCampus to content providers for courses delivered online by VCampus.  VCampus paid the sales and use tax, and interest on non-contested items, which totaled $18,928 of the $212,719.  VCampus has formally contested the remaining items covered by the draft assessment, including the assessment of use tax on the royalties paid by VCampus to content providers for courses delivered online by VCampus as well as the methodology used by the Virginia Department of Taxation to estimate the royalties.  In July 2003, the assessment was reduced by the Virginia Department of Taxation to $86,678 including interest of $17,278.  VCampus does not have a firm estimate of the probablility of liability for this issue or the amount of aniticpated legal costs, but has reason to believe that the potential liability will be reduced to the point where it will not be considered material.  Accordingly, VCampus cannot estimate at this time the amount of liability to be incurred, if any.  No amounts have been accrued in the financial statements for this potential liability.

Note G – Other Income

In June 2003, VCampus recognized $207,138 related to the write-off of royalty obligations to one of VCampus’ former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce payment of the obligation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings, and including, in particular, the availability of sufficient capital to finance our business plan on terms satisfactory to management, risks relating to uncertainties relating to dependence on strategic partners and third party relationships, difficulties in maintaining compliance with Nasdaq listing requirements, dependence on online distribution, security risks, government regulations and competition.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Summary

For the three months ended June 30, 2003, we incurred a net loss to common stockholders of $2,583,443 (or $1.09 per share after accrual of dividends to preferred stockholders), as compared to a net loss to common stockholders of $1,806,500 (or $1.23 per share), for the three months ended June 30, 2002.  The net loss for the three months ended June 30, 2003 includes $112,729 of costs related to our legal settlements (see “Note F – Legal Proceedings” in our Notes to Financial Statements) and other income of $207,138 related to the write-off of royalty obligations to one of our former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce the obligations.  The net loss for the three months ended June 30, 2002 includes loss on debt extinguishment of $235,758 related to the issuance of Series F-2 Preferred Stock and warrants in exchange for the cancellation of a convertible promissory note and the issuance of Series F-2 Preferred Stock in exchange for the cancellation of accounts payable. The increase in net loss in the second quarter of 2003 as compared to the second quarter of 2002 was due primarily to an increase in deemed dividends to preferred stockholders, which in turn was a result of more shares of preferred stock outstanding during the 2nd quarter of 2003 and the lower share price of our common stock used to pay the dividends, partially offset by the termination of all dividend obligations following the conversion of all of our classes of preferred stock into common stock on June 6, 2003.  The increase was also attributable in part to the costs related to legal settlements and the increase in cost of revenues due to the sale of courses with relatively high associated royalties under one of our large customer contracts.

The following table sets forth selected financial data:

	For the Three Months Ended June 30,
	2002		2003
Revenues	$1,633,208	100.0%	$1,732,304	100.0%
Cost of revenues	355,438	21.8	569,951	32.9
Sales and marketing	649,213	39.7	642,472	37.1
Product development and operations	509,298	31.2	638,930	36.9
General and administrative	371,566	22.8	435,538	25.1
Depreciation and amortization	367,832	22.5	246,470	14.2
Reorganization and other non-recurring charges	—	0.0	112,729	6.5
Stock-based compensation	51,999	3.2	13,005	0.8
Loss from operations	(672,138)	(41.2)	(926,791)	(53.5)
Other income	—	0.0	207,138	12.0
Interest income	(45,451)	(2.8)	(24,006)	(1.4)
Loss on debt extinguishment	(235,758)	(14.4)	—	0.0
Net loss	(953,347)	(58.4)	(743,659)	(42.9)
Dividends to preferred stockholders	(853,153)	(52.2)	(1,839,784)	(106.2)
Net loss to common stockholders	$(1,806,500)	(110.6)%	$(2,583,443)	(149.1)%

Net Revenues

	For the Three Months Ended June 30,
	2002		2003
Online tuition revenues	$1,470,818	90.0%	$1,521,794	87.9%
Online development and other revenues	138,518	8.5	178,913	10.3
Other service revenues	23,872	1.5	31,597	1.8
Total net revenues	$1,633,208	100.0%	$1,732,304	100.0%

Online tuition revenues increased 3.5% to $1,521,794 in the second quarter of 2003, compared to $1,470,818 for the same period in 2002.  The increase is primarily due to an increase in revenue from higher education customers ($190,000), which was partially offset by a decrease in revenue from government and corporate customers ($90,000 and $49,000 respectively).

Online development and other revenues increased 29.2% to $178,913 in the second quarter of 2003, compared to $138,518 for the second quarter of 2002.  The increase is primarily due to an increase in course development and professional services orders.

Cost of Revenues

Cost of revenues increased 60.4% to $569,951 in the second quarter of 2003 as compared to $355,438 for the second quarter of 2002.  The increase was primarily due to the sale of courses with relatively high associated subcontractor costs under one of  our large customer contracts.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 1.0% to $642,472 in the second quarter of 2003 as compared to $649,213 for the second quarter in 2002.  During the second quarter of 2003 and 2002, we contributed $182,823 and $133,430, respectively, to a marketing and development fund (the “Development Fund”) jointly administered by VCampus and one of our larger customers as required pursuant to the terms of our contract with that customer.  The Development Fund’s primary goal is to fund marketing and development to grow online revenues for both that customer and derivatively for us in the form of course registration fees.  Amounts required to be contributed by us to the Development Fund are determined under the contract based on meeting or exceeding certain thresholds in course registrations on that customer’s virtual campus. These amounts are expensed as marketing costs in the same period as we recognize revenue from such registrations.  Contributions to the Development Fund represented 28.9% and 29.9% of the recognized revenues attributable to that customer in the second quarter of 2003 and 2002, respectively.

Product Development and Operations. Product development expenses increased 25.5% to $638,930 in the second quarter of 2003 as compared to $509,298 for the second quarter of 2002.  The increase was primarily due to an increase in headcount devoted to product development and operations and related costs.

General and Administrative. General and administrative expenses increased 17.2% to $435,538 in the second quarter of 2003 as compared to $371,566 for the second quarter of 2002.  The increase was primarily due to the ongoing costs associated with the hiring of our Chief Executive Officer beginning in December 2002.

Depreciation and Amortization. Depreciation and amortization expense decreased 33.0% to $246,470 in the second quarter of 2003 as compared to $367,832 for the second quarter of 2002. The decrease was due primarily to the fact that a significant portion of our fixed, as well as intangible, assets have been fully depreciated and amortized, respectively.  In addition, upon the adoption of FAS 142 on January 1, 2002, we ceased amortization of goodwill.

Reorganization and Other Charges.  Reorganization and other charges of $112,729 in the second quarter of 2003 consist of amounts paid in excess of prior accruals to satisfy in full all liabilities in connection with the termination of the Rockville lease and our recent legal settlements.

Stock-based Compensation.  Stock-based compensation expense for the three months ended June 30, 2003 and 2002 consists of the fair value of stock options (using the Black-Scholes valuation method) issued to consultants and the fair value of stock issued as customary payment to our non-employee directors for their participation in Board and Board Committee meetings.

Interest Expense.  Interest expense for the three months ended June 30, 2003 and 2002 primarily consists of debt discount and deferred debt offering costs amortization related to the remaining balance of the $925,000 of convertible promissory notes issued in December 2001.

Other Income. Other income for the three months ended June 30, 2003 consists of the write-off of royalty obligations to one of our former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce the obligations.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Summary

For the six months ended June 30, 2003, we incurred a net loss of $4,199,992 (or $2.12 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $3,317,552 (or $2.26 per share) for the six months ended June 30, 2002.  The increase in the net loss for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was due primarily to an increase in deemed dividends to preferred stockholders, which in turn was a result of more shares of preferred stock outstanding during the 2003 period compared to the 2002 period and the lower share price of our common stock used to pay the dividends, partially offset by the termination of all dividend obligations following the conversion of all of our classes of preferred stock into common stock on June 6, 2003.   The increase was also attributable in part to the costs related to legal settlements and the increase in cost of revenues due to the sale of courses with relatively high associated royalties under one of our large customer contracts.

The following table sets forth selected financial data:

	For the Six Months Ended June 30
	2002		2003
Revenues	$3,098,909	100.0%	$3,465,393	100.0%
Cost of revenues	572,364	18.5	1,029,415	29.7
Sales and marketing	1,374,380	44.4	1,374,233	39.7
Product development	1,137,559	36.7	1,362,880	39.3
General and administrative	789,017	25.4	900,220	26.0
Depreciation and amortization	804,279	26.0	495,420	14.3
Reorganization and other non-recurring charges	—	0.0	172,729	4.9
Stock-based compensation	53,199	1.7	66,814	2.0
Loss from operations	(1,631,889)	(52.7)	(1,936,318)	(55.9)
Other income	—	0.0	207,138	6.0
Interest income	(257,065)	(8.3)	(51,780)	(1.5)
Loss on debt extinguishment	(503,246)	(16.2)	—	0.0
Net loss	(2,392,200)	(77.2)	(1,780,960)	(51.4)
Dividends to preferred stockholders	(925,352)	(29.9)	(2,419,032)	(69.8)
Net loss to common stockholders	$(3,317,552)	(107.1)%	$(4,199,992)	(121.2)%

Net Revenues

	For the Six Months Ended June 30,
	2002		2003
Online tuition revenues	$2,819,705	91.0%	$3,033,738	87.5%
Online development and other revenues	233,337	7.5	370,289	10.7
Other service revenues	45,867	1.5	61,366	1.8
Total net revenues	$3,098,909	100.0%	$3,465,393	100.0%

Online tuition revenues increased 7.6% to $3,033,738 for the six months ended June 30, 2003, compared to $2,819,705 for the same period in 2002.  The increase is primarily due to an increase in revenue from higher education and government customers ($374,000 and $122,000, respectively), which was partially offset by a decrease in revenue from corporate customers ($282,000).

Online development and other revenues increased 58.7% to $370,289 for the six months ended June 30, 2003, compared to $233,337 for the same period in 2002.  The increase is primarily due to an increase in course development and professional services orders.

Cost of Revenues

Cost of revenues increased 79.9% to $1,029,415 for the six months ended June 30, 2003 as compared to $572,364 for the same period in 2002.  The increase was primarily due an increase in the sale of courses with relatively high associated subcontractor costs under one of our large customer contracts.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $1,374,233 and $1,374,380 for the six months ended June 30, 2003 and the six months ended June 30, 2002, respectively.  During the six months ended June 30, 2003 and 2002, we contributed $359,668 and $246,458, respectively, to a marketing and development fund (the “Development Fund”) jointly administered by VCampus and one of our larger customers as required pursuant to the terms of our contract with that customer.  The Development Fund’s primary goal is to fund marketing and development to grow online revenues for both that customer and derivatively for us in the form of course registration fees.  Amounts required to be contributed by us to the Development Fund are determined under the contract based on meeting or exceeding certain thresholds in course registrations on that customer’s virtual campus. These amounts are expensed as marketing costs in the same period as we recognize revenue from such registrations.  Contributions to the Development Fund represented 28.0% and 28.5% of the recognized revenues attributable to that customer in the second quarter of 2003 and 2002, respectively.

Product Development and Operations.  Product development and operations expenses increased 19.8% to $1,362,880 for the six months ended June 30, 2003 compared to $1,137,559 for the same period in 2002.    The increase was primarily due to an increase in headcount devoted to product development and operations and related costs.

General and Administrative.  General and administrative expenses increased 14.1% to $900,220 for the six months ended June 30, 2003 as compared to $789,017 for the same period in 2002.  The increase was primarily due to ongoing costs associated with the hiring of our Chief Executive Officer beginning in December 2002.

Depreciation and Amortization.  Depreciation and amortization expense decreased 38.4% to $495,420 for the six months ended June 30, 2003 as compared to $804,279 for the same period in 2002.  The decrease was due primarily to the fact that a significant portion of our fixed, as well as intangible, assets have been fully depreciated and amortized, respectively.  In addition, upon the adoption of FAS 142 on January 1, 2002, we ceased amortization of goodwill.

Reorganization and Other Charges.  Reorganization and other charges of $172,729 for the six months ended June 30, 2003 consist of amount paid in excess of prior accruals to satisfy in full all liabilities in connection with the termination of the Rockville lease and our recent legal settlements.

Stock-based Compensation.  Stock-based compensation expense for the six months ended June 30, 2003 and 2002 consists of the fair value of stock options (using the Black-Scholes valuation method) issued to consultants and the fair value of stock issued as customary payment to our non-employee directors for their participation in Board and Board Committee meetings.

Interest expense.  Interest expense for the six months ended June 30, 2003 and 2002 primarily consists of debt discount and deferred debt offering costs amortization related to the remaining balance of the $925,000 of convertible promissory notes we issued in December 2001.

Other Income. Other income for the six months ended June 30, 2003 consists of the write-off of royalty obligations to one of our former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce the obligations.

Liquidity and Capital Resources

As of June 30, 2003, we had $1,250,654 in cash and cash equivalents, an increase of $523,188 from December 2002, attributable primarily to cash raised in equity financings and a $500,000 customer prepayment received in March 2003, partially offset by the net loss for the six month period and investments in computer equipment and (capitalized) software development costs. Cash utilized in operating activities was $779,681 for the six months ended June 30, 2003. Net cash used in operating activities for the same period in 2002 was $1,327,391. The decrease in cash utilized in operating activities is primarily due to reductions in net loss.

Net cash utilized in investing activities was $1,288,779 for the six months ended June 30, 2003 and $162,728 for the six months ended June 30, 2002. The use of cash for investing activities in both periods was primarily attributable to software development costs that were capitalized and the purchase of computer equipment.

In connection with our Rockville leased settlement (see Note F), we were required to hold in escrow a total of $601,784 pending the outcome of the litigation.  This restricted cash was released and made available to VCampus in July 2003.

Net cash provided by financing activities was $2,591,648 for the six months ended June 30, 2003 and $821,373 for the six months ended June 30, 2002.  In February 2003, we raised $400,000 through the issuance of 10,125 and 226 shares of Series G Preferred Stock at a purchase price of $39.50 per share to accredited investors and a placement agent, respectively.  Under the terms of this financing, we also issued five-year fully vested warrants to purchase 25,313 and 564 shares of common stock at $4.35 per share to the same accredited investors and placement agent, respectively.  In March 2003, we raised $500,000 through the issuance of 18,370 shares of Series G Preferred Stock at a purchase price of $27.22 per share to accredited investors.  Under the terms of this financing, we also issued five-year fully vested warrants to purchase 45,925 shares of common stock at $2.99 per share to the same accredited investors.

In May 2003, we raised approximately $1,800,000 through the issuance of 7,503 shares of Series H Preferred Stock at a purchase price of $240.00 per share to accredited investors.  Under the terms of this financing, we also issued five-year fully vested warrants to purchase 187,575 shares of common stock at $5.00 per share to the same accredited investors.

We have sustained continuing operating losses in 2003 and had an accumulated deficit of $88.4 million as of June 30, 2003.  We expect negative cash flow from operations to continue until the online revenue stream matures.  We believe we have access to adequate resources to fund operations until operations reach cash flow positive.  However, in the event revenues do not meet anticipated levels or we are unable to raise additional funding to meet working capital requirements, we may need to further reduce operating expenses. If we are unable to raise additional funding to meet working capital requirements, we may be unable to maintain compliance with Nasdaq Small Cap Market listing requirements and we might not be able to achieve our business objectives.  In addition to anticipated capital from operations, VCampus believes it has available sources for debt or equity capital in amounts necessary to meet its cash needs through 2003 and into 2004.  However, such capital, if available, may not have terms favorable to us or our current stockholders.

If we do not address our capital and funding needs, we will be materially adversely affected. Our future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for our products and services, maintenance and renewal of customer contracts, customer demands for technology upgrades, the types of arrangements that we may enter into with customers and resellers, and the extent to which we invest in new technology and research and development projects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a) As of the end of the period covered by this report, VCampus carried out an evaluation, under the supervision and with the participation of VCampus’ management, including VCampus’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of  VCampus’ disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the VCampus’ Chief Executive Officer and Chief Financial Officer have concluded that VCampus’ disclosure controls and procedures are effective.

(b) No change in VCampus’ internal control over financial reporting occurred during VCampus’ last fiscal quarter that has materially affected, or is reasonably likely to materially affect, VCampus’ internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In June 2002, a former employee (separated in June 1998) filed suit against VCampus in Dallas County, Texas.  To avoid further litigation expenses and the risk of an adverse ruling, in June 2003 VCampus paid the employee $99,999 in full settlement of all the claims, including the plaintiff’s attorneys’ fees.  VCampus had previously accrued a liability on its balance sheet of $60,000 in connection with this dispute.  During the quarter ended June 30, 2003, VCampus accrued an additional $39,999 related to the settlement.

In June 2003, VCampus and the landlord at its Rockville, Maryland facility agreed to a settlement regarding the leased space that Vcampus had vacated in December 2000 as part of its announced transition to an exclusive online business model.  VCampus agreed to pay the landlord a total of $300,000 (plus a $24,000 security deposit retained by the landlord) to terminate the lease agreement.  In connection with the settlement, the entire balance required to be held in escrow based on a court order in May 2003, totaling approximately $601,000, pending the outcome of the litigation was released and made available to VCampus in July 2003.  VCampus had previously accrued $253,051 for this potential liability on its balance sheet.  During the quarter ended June 30, 2003, VCampus accrued an additional amount of approximately $71,000 related to this settlement.

The Virginia Department of Taxation recently completed an audit of VCampus’ sales and use tax payments from August 1998 through October 2001.  In July 2002, VCampus received a draft assessment which contemplated a payment of taxes, penalties and interest of $212,719 primarily associated with the alleged failure of VCampus to assess use tax on third-party royalties paid by VCampus to content providers for courses delivered online by VCampus.  VCampus paid the sales and use tax, and interest on non-contested items, which totaled $18,928 of the $212,719.  VCampus has formally contested the remaining items covered by the draft assessment, including the assessment of use tax on the royalties paid by VCampus to content providers for courses delivered online by VCampus as well as the methodology used by the Virginia Department of Taxation to estimate the royalties.  In July 2003, the assessment was reduced by the Virginia Department of Taxation to $86,678 including interest of $17,278.  VCampus does not have a firm estimate of the probability of liability for this issue or the amount of anticipated legal costs, but has reason to believe that the potential liability will be reduced to the point where it will not be considered material.  Accordingly, VCampus cannot estimate at this time the amount of liability to be incurred, if any.  No amounts have been accrued in the financial statements for this potential liability.

Item 2. Changes in Securities

(a)       No modifications.

(b)      No limitations or qualifications.

(c)       From April 1, 2003 to June 30, 2003, we issued the following unregistered securities:

7,503 shares of Series H Preferred Stock at a purchase price of $240.00 per share to accredited investors.  Under the terms of this financing, VCampus also issued five-year fully vested warrants to purchase 187,575 shares of common stock at $5.00 per share to the same accredited investors.

A warrant to purchase 166,155 shares of common stock at $2.20 per share to the holder of our Series E preferred stock in exchange for the cancellation of a warrant to purchase an equivalent number of shares of Series E preferred stock.

Warrants for the purchase of a total of 451,455 shares of common stock at $3.85 per share to the holders of our outstanding shares of preferred stock as consideration for the voluntary conversion, effective on June 6, 2003, of all outstanding shares of preferred stock into common stock pursuant to the conversion terms applicable to each such class of preferred stock.

The sales of the above securities were deemed to be exempt from registration under the Act in reliance upon section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Recipients of the securities in each such transaction represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions. All recipients had adequate access to information about VCampus.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders  was held on June 5, 2003. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a) The stockholders elected the following persons as our Directors : Narasimhan P. Kannan, Edson D. deCastro, Daniel J. Neal, Dennis J. Fischer, William E. Kimberly, John D. Sears and Martin E. Maleska. The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld	Votes Abstained
Narasimhan P. Kannan	1,896,541	128,698	0
Edson D. deCastro	2,009,539	15,700	0
Daniel J. Neal	1,896,541	128,698	0
Dennis J. Fischer	2,009,539	15,700	0
William E. Kimberly	2,009,539	15,700	0
John D. Sears	2,009,539	15,700	0
Martin E. Maleska	2,009,539	15,700	0

(b) The stockholders ratified the $2.0 million private placement financing completed between September 2002 and March 2003 involving the issuance of Series G Preferred Stock and warrants to purchase common stock and authorized the full conversion of the securities issued thereunder into common stock pursuant to the terms thereof with 1,359,089 shares voting for, 120 shares voting against, 0 shares subject to broker non-votes and 80 shares abstained.

(c) The stockholders ratified the sale of securities to one of our officers in connection with a private financing conducted by us in September 2002 with 2,022,039 shares voting for, 0 shares subject to broker non-votes, 120 shares voting against and 80 shares abstained.

(d) The stockholders ratified the $1.8 million private placement financing completed in May 2003  involving the issuance of Series H Preferred Stock and warrants to purchase common stock and authorized the full conversion of the securities issued thereunder into common stock pursuant to the terms thereof with 2,024,989 shares voting for, 120 shares voting against, 0 shares subject to broker non-votes and 130 shares abstained.

(e) The stockholders approved an amendment to our Certificate of Incorporation to require mandatory automatic conversion of all shares of Series D preferred stock into common stock with 2,025,089 shares voting for, 3,817 shares voting against, 0 shares subject to broker non-votes and 130 shares abstained.  We filed this amendment in Delaware effective on June 11, 2003.

(f) The stockholders approved the reservation of an additional 200,000 shares for issuance under our 1996 Stock Plan with 1,977,760 shares voting for, 0 shares subject to broker non-votes, 47,399 shares voting against and 80 shares abstained.

(g) The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003 with 2,019,581 shares voting for, 0 shares voting against and 5,658 shares abstained.

(h) The stockholders approved limited future financings of up to $10 million potentially involving the issuance of equity securities in an amount that could be more than a majority of our common stock or voting securities outstanding prior to and after the financing with 1,421,932 shares voting for, 0 shares subject to broker non-votes, 603,226 shares voting against and 80 shares abstained.

Item 5. Other Information

On June 6, 2003, pursuant to approvals obtained at our annual meeting of stockholders, together with agreements signed by various holders of its preferred stock, we effected a conversion of all of the outstanding shares of each of our eight classes of preferred stock into a total of 3,007,453 shares of common stock.  The conversions were effective on June 6, 2003 at conversion prices ranging from $2.196 to $69.82 per share.  This recapitalization, which dramatically simplified our capital structure, removed a total of approximately $24.3 million of preferred stock liquidation preference that was formerly senior to the outstanding common stock and released us from the obligation to pay future dividends on the converted shares.  As an incentive to induce the conversions, we issued warrants to purchase a total of 451,445 shares of common stock at $3.85 per share.   We believe that our simplified capital structure will allow us to more easily attract additional equity financing, if and when required.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

10.86	Amendment to the Certificate of Designations for the Series D Preferred Stock filed in Delaware on June 11, 2003
10.87	Amended employment agreement between VCampus and Narasimhan P. Kannan dated June 25, 2003.
10.88	Amended employment agreement between VCampus and Christopher L. Nelson dated June 25, 2003.
10.89	Form of Notice of Conversion of VCampus preferred stock
10.90	Form of warrant issued in connection with the conversion of VCampus preferred stock
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.  During the quarter ended June 30, 2003, we filed the following current reports on Form 8-K:

1.               Form 8-K on May 28, 2003 announcing our financial results for the first quarter of 2003.

2.               Form 8-K on June 11, 2003 announcing our recapitalization and voting results from the 2003 Annual Stockholder Meeting

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

VCAMPUS CORPORATION

By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan
Chief Executive Officer

By:	/s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.86	Amendment to the Certificate of Designations for the Series D Preferred Stock filed in Delaware on June 11, 2003
10.87	Amended employment agreement between VCampus and Narasimhan P. Kannan dated June 25, 2003
10.88	Amended employment agreement between VCampus and Christopher L. Nelson dated June 25, 2003
10.89	Notice of Conversion of VCampus preferred stock
10.90	Form of warrant issued in connection with the conversion of VCampus preferred stock
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002