Form 10-Q
period 2003-09-30
VCAMPUS CORP
filed 2003-11-19
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	5,158,412 shares
(Class)	(Outstanding at November 19, 2003)

Explanatory Note:

This quarterly report on Form 10Q for the quarter ended September 30, 2003 includes financial statements for the three- and nine-month periods ended September 30, 2003 reflecting a different classification of certain revenues and corresponding expenses from classifications in prior periods relating to our relationship with one of our largest customers.  Amounts within the financial statements for the corresponding periods in 2002 have been reclassified to conform to the new classification.  The reclassification is a result of responding to comments we received from the Division of Corporation Finance of the SEC (the “Staff”) in connection with the Staff’s review of our Registration Statement on Form S-1 (File No. 333-108380) filed in August 2003.

While this reclassification causes revenues and expenses reported herein to be lower than previously reported, it has no impact on our current or previously reported assets, liabilities or net loss.  See “Notes to Financial Statements” and “Management’s Discussion and Analysis of Operations and Results of Operations” for further information.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues:
Online tuition revenues	$1,482,946	$1,337,103	$4,179,421	$4,191,006
Development and other revenues	147,994	41,667	381,331	411,956
Other service revenues	29,697	26,931	75,564	88,297
Net revenues	1,660,637	1,405,701	4,636,316	4,691,259
Costs and expenses:
Cost of revenues	514,172	380,049	1,086,536	1,409,464
Sales and marketing	758,961	496,616	2,010,111	1,691,014
Product development and operations	565,505	534,348	1,703,064	1,897,228
General and administrative	430,235	432,566	1,219,252	1,332,786
Depreciation and amortization	290,740	218,221	1,095,019	713,641
Reorganization & other non-recurring costs	192,000	—	192,000	172,729
Stock-based compensation	10,995	28,750	64,194	95,564
Total costs and expenses	2,762,608	2,090,550	7,370,176	7,312,426
Loss from operations	(1,101,971)	(684,849)	(2,733,860)	(2,621,167)
Other income	—	—	—	207,138
Interest income (expense)	64,925	(33,325)	(192,140)	(85,105)
Loss on debt extinguishment.	—	—	(503,246)	—
Net loss	$(1,037,046)	$(718,174)	$(3,429,246)	$(2,499,134)
Dividends to preferred stockholders	(1,757,812)	—	(2,683,164)	(2,419,032)
Net loss attributable to common stockholders	$(2,794,858)	$(718,174)	$(6,112,410)	$(4,918,166)
Net loss per share, basic	$(1.83)	$(0.16)	$(4.11)	$(1.72)
Net loss per share — assuming dilution	$(1.83)	$(0.16)	$(4.11)	$(1.72)

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$727,466	$2,535,849
Accounts receivable, less allowance of $31,000 and $3,000 at December 31, 2002 and September 30, 2003, respectively	354,340	286,318
Loans receivable from related parties	116,753	92,097
Loans receivable — current	38,689	40,057
Prepaid expenses and other current assets	659,587	1,051,959
Total current assets	1,896,835	4,006,280
Property and equipment, net	328,296	456,699
Capitalized software costs and courseware development costs, net	814,730	1,176,979
Loans receivable — less current portion	65,502	41,849
Other assets	190,446	165,490
Other intangible assets, net	748,492	586,600
Goodwill, net	328,317	328,317
Total assets	$4,372,618	$6,762,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$950,262	$2,052,925
Accrued expenses	827,860	435,791
Capital lease obligation — current portion	23,529	—
Notes payable — current portion	140,159	203,790
Deferred revenues	783,003	1,474,966
Total current liabilities	2,724,813	4,167,472

Stockholders’ equity:
Series C convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $7,910,172 and $0 at December 31, 2002 and September 30, 2003, respectively; 1,000,000 shares authorized; 623,339 and 0 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	6,233	—
Series D convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $8,363,924 and $0 at December 31, 2002 and September 30, 2003, respectively; 1,200,000 shares authorized; 1,013,809 and 0 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	10,138	—
Series E convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,816,668 and $0 at December 31, 2002 and September 30, 2003, respectively; 3,000,000 shares authorized; 574,895 and 0 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	5,749	—
Series F convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,050,000 and $0 at December 31, 2002 and September 30, 2003, respectively; 3,000,000 shares authorized; 3,000,000 and 0 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	30,000	—
Series F-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $510,445 and $0 at December 31, 2002 and September 30, 2003, respectively; 1,458,413 shares authorized; 1,458,413 and 0 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	14,584	—
Series F-2 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $965,230 and $0 at December 31, 2002 and September 30, 2003, respectively; 60,000 shares authorized; 27,578 and 0 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	276	—
Series G convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,091,652 and $0 at December 31, 2002 and September 30, 2003, respectively; 80,000 shares authorized; 49,320 and 0 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	492	—
Common Stock, $0.01 par value per share; 36,000,000 shares authorized, 1,573,904 and 4,943,370 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	15,739	49,434
Additional paid-in capital	85,771,622	91,670,501
Accumulated deficit	(84,207,028)	(89,125,193)
Total stockholders’ equity	1,647,805	2,594,742
Total liabilities and stockholders’ equity	$4,372,618	$6,762,214

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Operating activities
Net loss	$(3,429,246)	$(2,499,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	605,517	218,310
Amortization	489,502	495,331
Bad debt expense	68,832	—
Loss on debt extinguishment	503,246	—
Debt discount amortization	193,363	63,631
Stock option and warrant compensation	64,194	95,564
Decrease in allowance for doubtful accounts	(43,265)	(28,019)
Changes in operating assets and liabilities:
Decrease in accounts receivable	438,621	96,041
Increase in prepaid expenses and other current assets	(170,472)	(392,372)
Decrease in other assets	48,037	24,956
(Decrease) Increase in accounts payable and accrued expenses	(233,569)	709,995
Increase in deferred revenues	185,755	691,963
Net cash used in operating activities	(1,279,485)	(523,734)
Investing activities
Purchases of property and equipment	(43,024)	(346,713)
Capitalized software and courseware development costs	(294,134)	(695,089)
Proceeds from loans receivable	28,334	26,250
Advances under loans (interest) receivable	(5,252)	(3,965)
Proceeds from loans receivable from related parties	5,503	27,000
Advances under loans receivable from related parties	(5,616)	(2,344)
Net cash used in investing activities	(314,189)	(994,861)
Financing activities
Proceeds from issuance of common stock	—	735,330
Proceeds from issuance of Series F convertible Preferred Stock	225,007	—
Proceeds from the issuance of Series F-2 convertible Preferred Stock	605,064	—
Proceeds from the issuance of Series G convertible Preferred Stock	988,944	874,937
Proceeds from the issuance of Series H convertible Preferred Stock	—	1,740,240
Proceeds from notes payable	100,000	—
Payments on capital lease obligations	(160,695)	(23,529)
Net cash provided by financing activities	1,758,320	3,326,978
Net increase in cash and cash equivalents	164,646	1,808,383
Cash and cash equivalents at the beginning of the period	2,027,771	727,466
Cash and cash equivalents at the end of the period	$2,192,417	$2,535,849

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

Note B — Significant Accounting Policies

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. The adoption of the disclosure only requirements of SFAS No. 148 did not have a significant impact on VCampus’ consolidated financial statements.

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

The following table illustrates the effect on net income and earnings per share if VCampus had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Pro forma net loss:
As reported	$(2,794,858)	$(718,174)	$(6,112,410)	$(4,918,166)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	10,995	28,750	64,194	95,564
Deduct: Total employee non cash stock compensation expense determined under fair value based method for all awards	(1,249,053)	(1,344,195)	(3,747,160)	(4,032,586)
Pro forma net loss	$(4,032,916)	$(2,033,619)	$(9,795,376)	$(8,855,188)

Net loss per common share:
Basic and diluted—as reported	$(1.83)	$(0.16)	$(4.11)	$(1.72)
Basic and diluted—pro forma	$(2.65)	$(0.44)	$(6.59)	$(3.09)

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

On September 30, 2003, VCampus raised $825,330 through the private placement of 318,660 units, at a purchase price of $2.59 per unit. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock with an exercise price of $2.59 per share.  In connection with this financing, VCampus paid a placement agent a fee equivalent to 7% of the amount raised, paid in units.  Under the terms of the financing, because VCampus did not raise an additional $2,000,000 in equity financing by November 15, 2003, on that date the unit holders became entitled to receive additional shares of common stock as if the purchase price per share of common stock equaled $2.00 when the units were purchased, and the exercise price of the warrants decreased to $2.00 per share.

As this was a placement of common stock, the fair value of the warrants issued was accounted for as cost of capital.

Note D — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Numerator:
Net loss	(1,037,046)	$(718,174)	$(3,429,246)	$(2,499,134)
Accrued dividends to preferred stockholders	(1,757,812)	—	(2,683,164)	(2,419,032)
Net loss available to common stockholders	$(2,794,858)	$(718,174)	$(6,112,410)	$(4,918,166)
Denominator:
Denominator for basic earnings per share — weighted-average shares	1,523,790	4,600,251	1,485,426	2,861,748
Denominator for diluted earnings per share — adjusted weighted-average shares	1,523,790	4,600,251	1,485,426	2,861,748
Basic net loss per share	$(1.83)	$(0.16)	$(4.11)	$(1.72)
Diluted net loss per share	$(1.83)	$(0.16)	$(4.11)	$(1.72)

Note E — Intangible Assets

Other intangible assets were comprised of:

	December 31, 2002	September 30, 2003
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(984,848)	(1,146,740)
	$748,492	$586,600

VCampus expects amortization expense for other intangible assets to be as follows:

2003 (remaining three months)	$48,686
2004	210,579
2005	157,536
2006	131,014
Thereafter	38,784
$586,600

Note F — Legal Proceedings

The Virginia Department of Taxation recently completed an audit of VCampus’ sales and use tax payments from August 1998 through October 2001.  In July 2002, VCampus received a draft assessment which contemplated a payment of taxes, penalties and interest of $212,719 primarily associated with the alleged failure of VCampus to assess use tax on third-party royalties paid by VCampus to content providers for courses delivered online by VCampus.  VCampus paid the sales and use tax, and interest on non-contested items, which totaled $18,928 of the $212,719.  VCampus has formally contested the remaining items covered by the draft assessment, including the assessment of use tax on the royalties paid by VCampus to content providers for courses delivered online by VCampus as well as the methodology used by the Virginia Department of Taxation to estimate the royalties.  In July 2003, the assessment was reduced by the Virginia Department of Taxation to $86,678 including interest of $17,278.  In October 2003, VCampus appealed the assessment.  VCampus does not have a firm estimate of the probability of liability for this issue or the amount of anticipated legal costs, but has reason to believe that the potential liability will be reduced to the point where it will not be considered material.  Accordingly, VCampus cannot estimate at this time the amount of liability to be incurred, if any.  No amounts have been accrued in the financial statements for this potential liability.

Note G — Other Income

In June 2003, VCampus recognized $207,138 related to the write-off of royalty obligations to one of VCampus’ former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce payment of the obligation.

Note H—Reclassifications

These financial statements reflect a different classification of certain revenues and corresponding expenses from prior period classifications.  Reclassification entries have been made to prior periods to reduce Revenues, with corresponding entries to Sales and Marketing Expenses, to reflect the current period classifications. The effect of this was to reduce Revenues, and Sales and Marketing Expenses, by $271,590 and $198,400 for the nine-month periods ended September 30, 2003 and 2002, respectively, and by $91,755 and $75,170 for the three-month periods ended September 30, 2003 and 2002, respectively. The effects of these entries had no effect on our current or previously reported assets, liabilities, or net loss.

In 1996, we entered into an agreement with one of our largest higher education customers, pursuant to which we provide the technological platform and support for administering and delivering this customer’s online degree program to its students.  This customer pays us a fee for each student registered in the program.  Upon achieving certain student registration milestones under the program, pursuant to the terms of our renewal of this customer contract in 2000, we thereafter contribute a fixed dollar amount per additional registration thereunder to a marketing and development fund jointly administered by us and our customer.  The development fund’s primary goal is to fund marketing and development to grow online revenues for both that customer in the form of course registration fees and us in additional online tuition fees.  Our treatment for this arrangement had been to recognize as revenue the entire portion of the online tuition fees received from this customer and then deduct the entire portion of our contributions to the development fund as a marketing expense. Based in part upon a financial analysis performed by management regarding the relative benefits received by us and our customer from the development fund, and based in part on management’s assessment of the market price for the services we provide to our customer, assuming such services are provided with and then without the involvement of the development fund, we have determined that we should treat 50% of the fund contributions as a reduction to revenue and the remaining 50% of the fund contributions as a sales and marketing expense. It is management’s belief that the apportionment to revenues is appropriate based on our analysis.

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

Reclassification of Revenues and Sales and Marketing Expenses

This quarterly report on Form 10Q for the quarter ended September 30, 2003 includes financial statements for the three- and nine-month periods ended September 30, 2003 reflecting a different classification of certain revenues and corresponding expenses from classifications in prior periods relating to our relationship with one of our largest customers.  Amounts within the financial statements for the corresponding periods in 2002 have been reclassified to conform to the new classification.  The reclassification is a result of responding to comments we received from the Division of Corporation Finance of the SEC (the “Staff”) in connection with the Staff’s review of our Registration Statement on Form S-1 (File No. 333-108380) filed in August 2003.

While this reclassification causes revenues and expenses reported herein to be lower than previously reported, it will have no impact on our current or previously reported assets, liabilities or net loss.

In 1996, we entered into an agreement with one of our largest higher education customers, pursuant to which we provide the technological platform and support for administering and delivering this customer’s online degree program to its students.  This customer pays us a fee for each student registered in the program.  Upon achieving certain student registration milestones under the program, pursuant to the terms of our renewal of this customer contract in 2000, we thereafter contribute a fixed dollar amount per additional registration thereunder to a marketing and development fund jointly administered by us and our customer.  The development fund’s primary goal is to fund marketing and development to grow online revenues for both that customer in the form of course registration fees and us in additional online tuition fees.  Our treatment for this arrangement had been to recognize as revenue the entire portion of the online tuition fees received from this customer and then deduct the entire portion of our contributions to the development fund as a marketing expense. Based in part upon a financial analysis performed by management regarding the relative benefits received by us and our customer from the development fund, and based in part on management’s assessment of the market price for the services we provide to our customer, assuming such services are provided with and then without the involvement of the development fund, we have determined that we should treat 50% of the fund contributions as a reduction to revenue and the remaining 50% of the fund contributions as a sales and marketing expense. It is management’s belief that the apportionment to revenues is appropriate based on our analysis.

The effects of this was to reduce Revenues, and Sales and Marketing Expenses, by $271,590 and $198,400 for the nine-month periods ended September 30, 2003 and 2002, respectively, and by $91,755 and $75,170 for the three-month periods ended September 30, 2003 and 2002, respectively. This had no effect on our current or previously reported assets, liabilities, or net loss.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Summary

For the three months ended September 30, 2003, we incurred a net loss to common stockholders of $718,174 (or $0.16 per share), a decrease of 74.3% as compared to a net loss to common stockholders of $2,794,858 (or $1.83 per share), for the three months ended September 30, 2002. The net loss for the three months ended September 30, 2002 includes a charge of $192,000 related to the termination of a lease for office space the Company was no longer using and $1,685,645 of non-cash deemed dividends to preferred shareholders in connection with the issuance of the Series G Preferred Stock. Excluding the costs mentioned above, the net loss for the three months ended September 30, 2002 was $917,213.  The decrease in the net loss in the third quarter of 2003 as compared to the third quarter of 2002 was primarily due to the absence of preferred share dividends (resulting from the conversion of all outstanding preferred stock to common stock in June 2003) and non-recurring costs in the 2003 period and a reduction in sales and marketing expense in the third quarter of 2003.

The following table sets forth selected financial data:

	For the Three Months Ended September 30,
	2002		2003
Revenues	$1,660,637	100.0%	$1,405,701	100.0%
Cost of revenues	514,172	31.0	380,049	27.0
Sales and marketing	758,961	45.7	496,616	35.3
Product development and operations	565,505	34.0	534,348	38.0
General and administrative	430,235	25.9	432,566	30.8
Depreciation and amortization	290,740	17.5	218,221	15.5
Reorganization and other non-recurring charges	192,000	11.6	—	0.0
Stock-based compensation	10,995	0.7	28,750	2.0
Loss from operations	(1,101,971)	(66.4)	(684,849)	(48.7)
Interest income (expense)	64,925	3.9	(33,325)	(2.4)
Net loss	(1,037,046)	(62.5)	(718,174)	(51.1)
Dividends to preferred stockholders	(1,757,812)	(105.8)	—	0.0
Net loss to common stockholders	$(2,794,858)	(168.3)%	$(718,174)	(51.1)%

Net Revenues

	For the Three Months Ended September 30,
	2002		2003
Online tuition revenues	$1,482,946	89.3%	$1,337,103	95.1%
Online development and other revenues	147,994	8.9	41,667	3.0
Other service revenues	29,697	1.8	26,931	1.9
Total net revenues	$1,660,637	100.0%	$1,405,701	100.0%

Online tuition revenues decreased 9.8% to $1,337,103 in the third quarter of 2003, compared to $1,482,946 for the same period in 2002.  The decrease is primarily due to a decrease in revenue from government customers ($238,000), which was partially offset by an increase in revenue from higher education and corporate customers ($45,000 and $47,000, respectively).

Online development and other revenues decreased 71.8% to $41,667 in the third quarter of 2003, compared to $147,994 for the third quarter of 2002.  The decrease is primarily due to a decline in course development and professional services orders.

Cost of Revenues

Cost of revenues decreased 26.1% to $380,049 in the third quarter of 2003 as compared to $514,172 for the third quarter of 2002.  The decrease was primarily due to the sale of a higher percentage of courses with relatively lower associated royalty costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 34.6% to $496,616 in the third quarter of 2003 as compared to $758,961 for the third quarter in 2002.  The decrease was primarily due to a reduction in headcount in the sales and marketing department and related costs.  During the third quarter of 2003 and 2002, we contributed $183,511 and $150,342, respectively, to a marketing and development fund (the “Development Fund”) jointly administered by VCampus and one of our larger customers as required pursuant to the terms of our contract with that customer.  The Development Fund’s primary goal is to fund marketing and development to grow online revenues for both that customer and derivatively for us in the form of course registration fees.  Amounts required to be contributed by VCampus to the Development Fund are determined under the contract based on meeting or exceeding certain thresholds in course registrations on that customer’s virtual campus, which is hosted by VCampus. Currently, we record 50% of these contributions as a marketing expense in the same period as we recognize revenue from such registrations and we record the remaining 50% of these contributions as a reduction to revenue.  Contributions to the Development Fund that we account for as a marketing expense represented 17.3% and 17.2% of the recognized revenues attributable to that customer in the third quarter of 2003 and 2002, respectively.

Product Development and Operations. Product development expenses decreased 5.5% to $534,348 in the third quarter of 2003 as compared to $565,505 for the third quarter of 2002.

General and Administrative. General and administrative expenses increased 0.5% to $432,566 in the third quarter of 2003 as compared to $430,235 for the third quarter of 2002.

Depreciation and Amortization. Depreciation and amortization expense decreased 24.9% to $218,221 in the third quarter of 2003 as compared to $290,740 for the third quarter of 2002. The decrease was due primarily to the fact that a significant portion of our fixed, as well as intangible, assets have been fully depreciated and amortized, respectively.

Stock-based Compensation.  Stock-based compensation expense for the three months ended September 30, 2003 and 2002 consists of the fair value of stock options (using the Black-Scholes valuation method) issued to consultants and the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings.

Interest Expense.  Interest expense for the three months ended September 30, 2003 and 2002 primarily consists of debt discount and amortization of deferred debt offering costs related to the remaining balance of the $925,000 of convertible promissory notes issued in December 2001.  Interest expense for the three months ended September 30, 2002 was partially offset by the cancellation of a put liability in connection with warrants to purchase our stock.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Summary

For the nine months ended September 30, 2003, we incurred a net loss of $4,918,166 (or $1.72 per share after accrual of dividends for preferred stockholders) as compared to a net loss of $6,112,410 (or $4.11 per share) for the nine months ended September 30, 2002.  The decrease in the net loss for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was due primarily to a decrease in deemed dividends to preferred stockholders as a result of the termination of all dividend obligations following the conversion of all our classes of preferred stock into common stock as of June 6, 2003, the absence of loss on debt extinguishment ($503,246 of such loss was included in the net loss for the 2002 period) and the $207,138 in other income for the nine months ended September 30, 2003 which consists of the write-off of royalty obligations to one of our former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce the obligations.

The following table sets forth selected financial data:

	For the Nine Months Ended September 30,
	2002		2003
Revenues	$4,636,316	100.0%	$4,691,259	100.0%
Cost of revenues	1,086,536	23.4	1,409,464	30.0
Sales and marketing	2,010,111	43.4	1,691,014	36.0
Product development	1,703,064	36.7	1,897,228	40.4
General and administrative	1,219,252	26.3	1,332,786	28.4
Depreciation and amortization	1,095,019	23.6	713,641	15.2
Reorganization and other non-recurring charges	192,000	4.1	172,729	3.7
Stock-based compensation	64,194	1.4	95,564	2.0
Loss from operations	(2,733,860)	(59.0)	(2,621,167)	(55.9)
Other expense	—	0.0	207,138	4.4
Interest income	(192,140)	(4.1)	(85,105)	(1.8)
Loss on debt extinguishment	(503,246)	(10.9)	—	0.0
Net loss	(3,429,246)	(74.0)	(2,499,134)	(53.3)
Dividends to preferred stockholders	(2,683,164)	(57.8)	(2,419,032)	(51.5)
Net loss to common stockholders	$(6,112,410)	(131.8)%	$(4,918,166)	(104.8)%

Net Revenues

	For the Nine Months Ended September 30,
	2002		2003
Online tuition revenues	$4,179,421	90.2%	$4,191,006	89.3%
Online development and other revenues	381,331	8.2	411,956	8.8
Other service revenues	75,564	1.6	88,297	1.9
Total net revenues	$4,636,316	100.0%	$4,691,259	100.0%

Online tuition revenues increased 0.3% to $4,191,006 for the nine months ended September 30, 2003, compared to $4,179,421 for the same period in 2002.  The increase is primarily due to an increase in revenue from higher education customers ($362,000), which was partially offset by a decrease in revenue from government and corporate customers ($115,000 and $235,000, respectively).

Online development and other revenues increased 8% to $411,956 for the nine months ended September 30, 2003, compared to

$381,331 for the same period in 2002.  The increase is primarily due to an increase in course development and professional services orders.

Cost of Revenues

Cost of revenues increased 29.7% to $1,409,464 for the nine months ended September 30, 2003 as compared to $1,086,536 for the same period in 2002.  The increase was primarily due an increase in the sale of courses with relatively high associated content costs under one of our large customer contracts.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses decreased 15.9% to $1,691,014 for the nine months ended September 30, 2003 compared to $2,010,111 for the nine months ended September 30, 2002.  The decrease was primarily due to a reduction in headcount in the sales and marketing department and related costs.  During the nine months ended September 30, 2003 and 2002, we contributed $543,179 and $396,800, respectively, to a marketing and development fund (the “Development Fund”) jointly administered by VCampus and one of our larger customers as required pursuant to the terms of our contract with that customer.  The Development Fund’s primary goal is to fund marketing and development to grow online revenues for both that customer and derivatively for us in the form of course registration fees.  Amounts required to be contributed by VCampus to the Development Fund are determined under the contract based on meeting or exceeding certain thresholds in course registrations on that customer’s virtual campus, which is hosted by VCampus. Currently, we record 50% of these contributions as a marketing expense in the same period as we recognize revenue from such registrations and we record the remaining 50% of the contributions as a reduction to revenue.  Contributions to the Development Fund that we account for as a marketing expense represented 16.6% and 16.8% of the recognized revenues attributable to that customer in the nine months ended September 30, 2003 and 2002, respectively.

Product Development and Operations.  Product development and operations expenses increased 11.4% to $1,897,228 for the nine months ended September 30, 2003 compared to $1,703,064 for the same period in 2002. The increase was primarily due to an increase in headcount devoted to product development and operations and related costs.

General and Administrative.  General and administrative expenses increased 9.3% to $1,332,786 for the nine months ended September 30, 2003 as compared to $1,219,252 for the same period in 2002.  The increase was primarily due to ongoing costs associated with the hiring of our Chief Executive Officer beginning in December 2002.

Depreciation and Amortization.  Depreciation and amortization expense decreased 34.8% to $713,641 for the nine months ended September 30, 2003 as compared to $1,095,019 for the same period in 2002.  The decrease was due primarily to the fact that a significant portion of our fixed, as well as intangible assets, have been fully depreciated and amortized, respectively.

Reorganization and Other Charges.  Reorganization and other charges of $172,729 for the nine months ended September 30, 2003 consist of amounts paid in excess of prior accruals to satisfy in full all liabilities in connection with the termination of the Rockville, Maryland facility lease and our recent legal settlements.

Stock-based Compensation.  Stock-based compensation expense for the nine months ended September 30, 2003 and 2002 consists of the fair value of stock options (using the Black-Scholes valuation method) issued to consultants and the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings.

Interest Expense.  Interest expense for the nine months ended September 30, 2003 and 2002 primarily consists of debt discount and amortization of deferred debt offering costs related to the remaining balance of the $925,000 of convertible promissory notes we issued in December 2001.

Other Income. Other income for the nine months ended September 30, 2003 consists of the write-off of royalty obligations to one of our former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce the obligations.

Liquidity and Capital Resources

As of September 30, 2003, we had $2,535,849 in cash and cash equivalents, an increase of $1,808,383 from December 2002, attributable primarily to cash raised in equity financings and $500,000 and $1,194,000 of customer prepayments received in March and September 2003, respectively, partially offset by the net loss for the nine month period and investments in computer equipment and software development costs. Cash utilized in operating activities was $523,734 for the nine months ended September 30, 2003. Net cash used in operating activities for the same period in 2002 was $1,279,485. The decrease in cash utilized in operating activities is primarily due to the customer prepayments.

Net cash utilized in investing activities was $994,861 for the nine months ended September 30, 2003 and $314,189 for the nine months ended September 30, 2002. The use of cash for investing activities in both periods was primarily attributable to software development costs that were capitalized and the purchase of computer equipment in furtherance of our plans to upgrade our technological infrastructure.

Net cash provided by financing activities was $3,326,978 for the nine months ended September 30, 2003 and $1,758,320 for the nine months ended September 30, 2002.  In February 2003, we raised $400,000 through the issuance of 10,125 and 226 shares of Series G Preferred Stock at a purchase price of $39.50 per share to accredited investors and a placement agent, respectively.  Under the terms of this financing, we also issued five-year fully vested warrants to purchase 25,313 and 564 shares of common stock at $4.35 per share to the same accredited investors and placement agent, respectively.  In March 2003, we raised $500,000 through the issuance of 18,370 shares of Series G Preferred Stock at a purchase price of $27.22 per share to accredited investors.  Under the terms of this financing, we also issued five-year fully vested warrants to purchase 45,925 shares of common stock at $2.99 per share to the same accredited investors.

In May 2003, we raised approximately $1,800,000 through the issuance of 7,503 shares of Series H Preferred Stock at a purchase price of $240.00 per share to accredited investors.  Under the terms of this financing, we also issued five-year fully vested warrants to purchase 187,575 shares of common stock at $5.00 per share to the same accredited investors.

In September 2003, we raised $825,330 through the private placement of 318,660 units, at a purchase price of $2.59 per unit. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock with an exercise price of $2.59 per share.  In October 2003, we raised an additional $200,000 through the sale of an additional 77,220 units at $2.59 per unit.  In connection with this financing, we paid a placement agent a fee equivalent to 7% of the amount raised, paid in units.  Under the terms of the financing, because we did not raise an additional $2,000,000 in equity financing by November 15, 2003, on that date the unit holders became entitled to receive additional shares of common stock as if the purchase price per share of common stock equaled $2.00 when the units were purchased, and the exercise price of the warrants decreased to $2.00 per share.

We have sustained continuing operating losses in 2003 and had an accumulated deficit of $89.1 million as of September 30, 2003.  We expect negative cash flow from operations to continue until the online revenue stream matures.  We believe we have access to adequate resources to fund operations until operations reach cash flow positive.  However, in the event revenues do not meet anticipated levels or we are unable to raise additional funding to meet working capital requirements, we may need to further reduce operating expenses. If we are unable to raise additional funding to meet working capital requirements, we may be unable to maintain compliance with Nasdaq SmallCap Market listing requirements and we might not be able to achieve our business objectives.  In addition to anticipated capital from operations, VCampus believes it has available sources for debt or equity capital in amounts necessary to meet its cash needs through 2003 and into 2004.  However, such capital, if available, may not have terms favorable to us or our current stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a) As of the end of the period covered by this report, VCampus carried out an evaluation, under the supervision and with the participation of VCampus’ management, including VCampus’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of  VCampus’ disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the VCampus Chief Executive Officer and Chief Financial Officer have concluded that VCampus’ disclosure controls and procedures are effective.

(b) No change in VCampus’ internal controls over financial reporting occurred during VCampus’ last fiscal quarter that has materially affected, or is reasonably likely to materially affect, VCampus’ internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Virginia Department of Taxation recently completed an audit of VCampus’ sales and use tax payments from August 1998 through October 2001.  In July 2002, VCampus received a draft assessment which contemplated a payment of taxes, penalties and interest of $212,719 primarily associated with the alleged failure of VCampus to assess use tax on third-party royalties paid by VCampus to content providers for courses delivered online by VCampus.  VCampus paid the sales and use tax, and interest on non-contested items, which totaled $18,928 of the $212,719.  VCampus has formally contested the remaining items covered by the draft assessment, including the assessment of use tax on the royalties paid by VCampus to content providers for courses delivered online by VCampus as well as the methodology used by the Virginia Department of Taxation to estimate the royalties.  In July 2003, the assessment was reduced by the Virginia Department of Taxation to $86,678 including interest of $17,278.  In October 2003, VCampus appealed the assessment.  VCampus does not have a firm estimate of the probablility of liability for this issue or the amount of aniticpated legal costs, but has reason to believe that the potential liability will be reduced to the point where it will not be considered material.  Accordingly, VCampus cannot estimate at this time the amount of liability to be incurred, if any.  No amounts have been accrued in the financial statements for this potential liability.

Item 2. Changes in Securities

(a)          No modifications.

(b)         No limitations or qualifications.

(c)          From July 1, 2003 to September 30, 2003, we issued the following unregistered securities:

318,660 and 22,306 shares of common stock at a purchase price of $2.59 per share to accredited investors, and a placement agent, respectively.  Under the terms of this financing, VCampus also issued three-year fully vested warrants to purchase 318,660 and 22,306 shares of common stock at $2.59 per share to the same accredited investors and placement agent, respectively.

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

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.  During the quarter ended September 30, 2003, we filed the following current reports on Form 8-K:

1.               Form 8-K on August 12, 2003 announcing our financial results for the second quarter of 2003.

2.               Form 8-K on September 23, 2003 announcing that Ernst & Young LLP, our independent auditor, notified us that they intended to resign as our independent auditor following completion of their review of the third quarter financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

VCAMPUS CORPORATION

By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan
Chief Executive Officer

By:	/s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 19, 2003

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002