Form 10-K
period 2003-12-31
VCAMPUS CORP
filed 2004-03-30
CIK 943742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the common stock of $2.40 per share on June 30, 2003, on the Nasdaq SmallCap Market System was approximately $6,834,266 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 25, 2004, the registrant had outstanding 6,203,028 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in VCampus’ other SEC filings, and including, in particular: continuing losses and negative operating cash flows; future capital needs and uncertainty of additional funding; intense and increasing competition; dependence on significant customers, developing market, rapid technological changes and new products; dependence on online distribution; substantial dependence on courseware and third party courseware providers; substantial dependence on third party technology; risks associated with potential failure to maintain our Nasdaq SmallCap listing and our dependence on key personnel.

PART I

Item 1. BUSINESS

VCampus Corporation is a provider of outsourced e-learning services. We manage and host Internet-based learning environments for corporations, government agencies, institutions of higher education, and associations. Our services cover a broad range of e-learning programs, from enrollment and payment to course development and delivery, as well as tracking of students’ progress and reporting of results. VCampus was incorporated in Virginia in July 1984 and reincorporated in Delaware in March 1985.

We have incurred significant losses since our inception in 1984, including net losses attributable to common stockholders of $6.6 million, $7.1 million and $6.2 million for the years ended December 31, 2001, 2002 and 2003. As of December 31, 2003, we had an accumulated deficit of $90.4 million. We expect losses from operations to continue until our online revenue stream matures.

Our goal is to be the leading service provider of integrated e-learning services by helping customers improve their performance and achieve their goals. Through our proprietary software we provide customers with comprehensive services on an outsourced, or hosted, basis. We believe that our outsourced hosting approach to web-based e-learning services provides significant business advantages to our customers. Our primary target markets are the government, corporate training and higher education distance learning markets. As a result of the significant reduction in revenues and market capitalizations of many companies in the telecommunications market over the past few years (i.e., the Dow Jones U.S. Telecommunications Market Index lost 64% of its value between February 2000 and December 2002), we experienced high customer turnover due to heavy exposure to telecommunications customers who either went out of business or eliminated or serious curtailed their e-learning spending. In 2002 and 2003, our online tuition revenues were balanced fairly equally among the government, corporate training and higher education distance learning segments.

Our primary marketing goals are to identify and attract organizations that offer large potential relationships with VCampus. We are targeting industries and organizations that require mandatory training, reach a large potential audience and can be well served by our e-learning services. Primary market segments targeted by us include the federal government, the healthcare, insurance, financial services/banking, pharmaceuticals and manufacturing industries, and institutes of higher education offering extensive adult distance learning.

We currently offer approximately 5,400 online courses. To date we have delivered more than 2.8 million courses to more than 835,000 desktops/users.

We believe our market strengths to be:

•       a rapid, non-time-consuming implementation, achieved in a matter of days;

•       minimal upfront investment required for the service;

•       ready-to-go library of approximately 5,400 online courses;

•       consistent delivery of high-quality courseware;

•       proven system performance and scalability;

•       delivery of content from virtually any source; and

•       system compliance with industry standards including: SCORM (Shareable Content Object Reference Model), Section 508 (of the Federal Rehabilitation Act), AICC (Aviation Industry Computer-based Training Committee—established standards of interoperability) and SOAP (Simple Object Access Protocol).

We believe that we hold several key advantages in the e-learning marketplace:

Diverse customer list.    We have a diverse set of customers, including relationships with VCampus that have extended for as many as six years. Our customer base is noteworthy for representing a wide range of sectors, including corporations, government agencies, institutes of higher education, professional associations and retail-oriented training sites.

Diversified business base.    We serve customers from a wide variety of market sectors—including corporations, associations, government agencies, and institutes of higher education. As such, we are able to provide our customers with a unique ability to participate in communities of learning. The VCampus platform enables our customers to share content, thereby creating cross-sale opportunities from customer to customer. Several of our customers successfully sell their content to other VCampus customers simply by offering their content on the advanced VCampus platform.

Open technology.    Our technology affords customers a number of advantages in terms of its ability to rapidly and cost-effectively implement a comprehensive and secure e-learning and training environment. Our content-neutral, open architecture platform allows for access to a wide range of aggregated content and the ability to quickly add new functionality, leverage new technology and to support a vast number of users. Our web services capabilities enable customers to easily integrate our technology with other existing systems (including enterprise resource planning systems and human resource information systems).

Expansive library of content aggregated from leading sources.    Our existing content library, marketed as ContentMatters™, includes approximately 4,500 publicly-available online courses from more than 40 publishers, including SkillSoft, Infosource, American Media, Vital Learning and Crisp Learning (Course Technology). We also have agreements to distribute some courseware that has been developed by our customers, such as the New York Institute of Finance, to other VCampus customers. Our wholly-owned library of telecommunications and desktop publishing courses are marketed under the Teletutor and VCampus brand names.

Extensive experience.    We have delivered over 2.8 million courses over the past eight years to more than 835,000 desktops/users. We have operated in the e-learning space for more than eight years. We maintain solid, long-term relationships with established customers and benefit from a highly experienced and knowledgeable management team.

Flexibility.    Our technology and implementation process is flexible to respond to diverse customer needs. We offer rapid implementation on a content-neutral platform that allows access to both off-the-shelf and proprietary courseware. We offer customization of our products and services for each customer, as well as rapid incorporation of new technologies. Our technology and services are designed to be scaleable on demand to meet customer needs.

Comprehensive Services.    We offer a completely hosted system, accessible by virtually any web browser. Our offerings include a leading edge Learning Management System, Course Management System, Course Construction Set™ and Courseware Delivery Engine. The technology and service have been proven and tested through successful implementations for scores of customers, where thousands of students have experienced VCampus-based e-Learning for up to seven years. We have introduced technology  that provides additional features for our customers.

Company Strategy

Our goal is to be the leading service provider of integrated e-learning services by helping customers improve their performance and achieve their goals. Our strategies to achieve this objective include continuing to: focus on high-revenue opportunities, develop strategic relationships, develop strategic content, provide superior customer service, and develop new and upgrade existing technologies. Our strategy also includes increasing revenue from each customer by converting more of each customer’s proprietary content to online distribution through the VCampus platform. We also intend to grow the cross-selling of content between various customers. The intended result is increased penetration and enhanced customer loyalty.

Focus on High-Revenue Opportunities

We are focused on finding and developing new opportunities for significant revenue based on three factors. We seek sales opportunities in which: 1. training is for a large audience (e.g., employee base of government institution or corporation or students of distance education school); 2. training is required (e.g., mandatory for employees, required certification, academic degree); and 3. training is paid for by a third party, not by the student (e.g., paid directly by employer or through tuition assistance programs).

We believe that one of the highest-growth segments of the e-learning market is the service of online distance education programs for institutions of higher education. We recently introduced new proprietary technology designed to significantly improve our ability to compete in this target market. Additionally, we are working to develop significant new customer relationships with institutions of higher education offering significant distance learning programs online.

Develop Strategic Relationships

Based on success with past and current relationships with several customers, we target organizations that provide the opportunity for mutual benefit from a multi-faceted relationship through our Select Partner program. Typically, target Select Partners provide classroom-based training to a wide audience but have not yet incorporated online training into their training model. We enable these organizations to add online learning quickly, efficiently and inexpensively. Collaboration opportunities include online delivery of content the customer converts, conversion and online delivery of courses by VCampus and development of courses for online delivery, which would be owned, at least partially, by us. We have signed several Select Partner agreements in the past year and plan to pursue additional Select Partners meeting the criteria for our program.

Develop Strategic Content

We invest in the development of courses deemed strategic in nature to attract customers with strong revenue prospects. Typically, these courses are developed in collaboration with a recognized subject matter expert. Content considered for co-development must lend itself a large, reachable audience and offer the audience a powerful reason to attend the course (e.g., compliance with laws, certification, Continuing Professional Education credits (CPEs) or Continuing Education Units (CEUs)). Examples of strategically-developed courses at VCampus include Information Security and several HIPAA (Health

Insurance Portability and Accountability Act) courses. Courses so developed may be owned, at least partially, by us.

Provide Superior Customer Service

Our core customer service principle is to deliver uniquely superior service through creative, committed and well-trained employees who work as a team. Each VCampus employee has defined roles and responsibilities for monitoring and supporting the health and growth of our customer relationships. Furthermore, the team is responsible for continuous review of the customer’s content needs, introduction of existing and new VCampus services, recommendation of suitable additional content, identification of the potential need for custom courseware development, pedagogy and instructional design and the recommendation of platform configurations for customer-specific business processes.

Develop and Upgrade Proprietary Technology

We intend to maintain our position as a leader in online courseware delivery technology by continuing to develop and enhance the features and functionality of our proprietary technology. Our system is designed to accommodate users on both low and high bandwidth connections, enabling us to serve a wide range of end users without requiring a large investment on their part. Additionally, our system is a completely outsourced system; no investment in software or hardware is required of customers or students (other than access to the Internet via a web browser).

During 2003 and early 2004, we announced the introduction of VCampus’ enhanced web-based Course Management System to support both self-paced and instructor managed online learning. The VCampus Course Management System (CMS) 5.0 delivers important features including a newly designed Gradebook that tracks multiple student activities, integrated course discussion boards, a built-in testing and assessment engine as well as powerful communications tools, critical to the success of today’s online learning programs, based on a recent IDC survey. This CMS release marks the implementation of a new Java-based enterprise architecture designed for highly reliable, hosted e-Learning. CMS 5.0 also includes a newly-designed course authoring tool.

Early in 2004, VCampus announced availability of a new Learning Management System (LMS). This LMS, which we license from a third-party provider, provides our customers with the ability to support and manage online, live and blended learning. Capabilities include advanced LMS features, live chat, skills assessment and multilingual capabilities. The LMS provides learners with convenient access to course-specific data, supporting information, and communications functions—in one convenient location on the desktop. The system also includes a personal calendar, reminder notes and other tools that make learning more efficient. The system is fully customizable and allows VCampus clients to obtain their own look, feel and features on a hosted basis. The new LMS integrates with human resource, enterprise resource planning and customer relationship management and other enterprise systems.

During 2002, we announced the Launch of VNexus™, a next generation platform making us the first e-learning company to launch a fully SOAP-compliant Learning Management platform with superior web services capabilities. By standardizing on the SOAP protocol, VNexus employs XML, a recognized universal standard, to communicate with an organization’s information technology infrastructure. XML provides inherent flexibility because it can operate across any operating system or platform, thereby reducing possible barriers to integration. Recognizing that some organizations have not standardized on XML, we also offer other communication formats with VNexus.

Products and Services

We offer a wide range of products and services, the majority of which center around a virtual campus or “vcampus.” The vcampus mimics the functions of a university campus on the Internet—handling student admissions, registrations, course delivery, grading and tracking. Customers are able to choose from our extensive off-the-shelf library, convert existing courses to an online format, and use courses provided by another vendor, all for use within their vcampus.

Our technology allows customers to use a variety of content on an open, internet-based architecture, on an outsourced hosting basis. The system displays each customer’s graphical “look and feel.” We believe this open architecture makes our hosted technology more flexible than that of many of our competitors.

Our vcampus is a centrally-hosted e-Learning delivery and tracking system accessible by virtually any Internet-ready PC. Students generally enroll in our courses online through a vcampus, but have the option to enroll in person, by telephone or through the mail. Customers also have the ability to register students in bulk. Once registered, students can access the courseware online, typically through a PC connected to the Internet or through a corporate intranet or extranet. When a student has completed the course, he or she will receive credit or certification, if appropriate. Our technology is a proven system, having served approximately 2.8 million courses since introduction.

The vcampus environment is customizable and designed for ease of administration and access to students, instructors and training administrators. In addition, by using any combination of courses from our courseware library and the customer’s own internal training libraries, customers can offer a variety of distance learning options.

The vcampus supports a wide variety of tools and utilities supplied by third parties, such as Netscape Navigator/Communicator, Microsoft Internet Explorer, Macromedia Shockwave and Flash, Real Networks Streaming, and other browser-based plug-ins. In addition, we have developed the following proprietary software tools that facilitate the functionality of the vcampus:

The Course Management System (CMS) 5.0—a newly-designed system for creating, managing andserving e-learning courses on a high volume, high reliability basis. Utilizing a java-based enterprise architecture, the CMS 5.0 includes an integrated authoring tool, gradebook, communications tool, assessment tool and discussion tool. All of these elements are designed to work together seamlessly. VCampus launched its first live customer on the system in December 2003. We anticipate more new and existing customers will begin using this platform over the coming months.

Learning Management System—Early in 2004, VCampus announced availability of a new Learning Management System (LMS). We anticipate our first customer will go live on this system in April 2004. This LMS, which we license from a third-party provider, provides our customers with the ability to support and manage online, live and blended learning. Capabilities include advanced LMS features, live chat, skills assessment and multilingual capabilities. Learners have convenient access to course-specific data, supporting information, and communications functions—in one convenient location on the desktop. The system also includes a personal calendar, reminder notes and other tools that make learning more efficient. The system is fully customizable and allows VCampus clients to obtain their own look, feel and features on a hosted basis. The new LMS integrates with HR, ERP, CRM & other enterprise systems.

The Courseware Delivery Engine is a proven system for presenting the total e-learning experience. This product was designed and built to serve as an integrated, Web-based courseware construction and delivery tool. First delivered in August 1997, we have used the product to build and deliver our courseware library of more than 5,400 online courses as of December 31, 2003. The VCampus Courseware Delivery Engine provides a simple, easy-to-use environment for instructors and students capable of assessing, tracking and testing students as they complete a course.

The Course Construction Set is designed to be simple to use yet rich in possibilities and performance. The courseware developer has access to a complete suite of Web-based tools necessary to construct and deliver highly interactive, online courses. The “PointPage” functionality of the product provides a choice of methods for displaying content. The “Activity Studio” enables non-programmers to construct and include multimedia-rich (animation, sound and student interactivity) activities by answering a few simple questions. Courseware developers can also take advantage of the testing system, which includes many advanced features such as question randomization and pooling. Additionally, courseware developers can choose to link selected test questions and PointPages to learning objectives, which allows a courseware developer to group content and assess a student’s progress based on performance.

The Curriculum Group Manager allows training managers to create an enterprise-wide individualized training program by facilitating the grouping of students with similar education needs and abilities to appropriate groups of courses within a VCampus. The result is a specific student “Training Plan” designed to guide students to courses that match the student’s ability. Additionally, the Training Plan can evaluate a student’s performance in each course against standards established for test scores and attendance.

Batch/Mass Enrollment Tools facilitate the enrollment of large groups into the vcampus and/or courses. Organizations with a large population of students can use this tool to import demographic data from legacy enterprise resource planning or human resources systems, thus streamlining the implementation process.

To provide a complete learning experience for customers, we also provide threaded discussions (VDiscussion), live virtual meetings (VMeeting), online surveys (VSurvey), platform administrator training, Course Construction Set training, e-Learning consulting on strategy and overall programs, custom courseware development and integration with other systems through VNexus.

Existing Courseware Library

We currently offer approximately 5,400 courses real-time on our e-learning system. Our 4,500 publicly-available courses are marketed under the name ContentMatters™. Our courseware strategy involves the provision of the following three components: (1) strategically-developed courses from VCampus; (2) COTS, or commercial off-the-shelf, courses from a variety of leading third-party course vendors; and (3) custom courseware development for the proprietary training needs of our customers.

Strategically Developed Courses

We invest in the development of courses which we deem strategic in nature to attract customers with strong revenue prospects. Typically, this type of course is developed in partnership with a leading expert in the field. Content considered for co-development must target a large, reachable audience and offer the audience some compelling reason to attend the course (e.g., compliance with laws, certification, CPEs or CEUs). Examples of strategically-developed courses include Information Security and several HIPAA courses. Courses so developed may be owned, at least partially, by us.

COTS Library

From our COTS library, we currently offer approximately 4,500 online courses real-time on our e- earning system. The current library was built from a combination of acquisitions, our own development efforts and relationships with leading content providers such as SkillSoft, Infosource, Vital Learning, Crisp Publications Inc. (Course Technology), Aztec Software and American Media Inc. Although we do not provide accreditation or certification itself, a number of our current courses provide either accreditation or certification through our content providers.

Custom Library

Our existing custom courseware library includes more than 900 online courses built by our corporate, higher education and government customers for their own proprietary use. We believe these courses provide more long-term revenue potential than commercial off-the-shelf courses, which are beginning to become commoditized and might continue to become so over time. We believe the growth of this custom library is evidence of customer satisfaction with our authoring and delivery products.

Customers

Our primary target markets are the government, corporate training and higher education distance learning markets. In 2002 and 2003, our online tuition revenues were balanced fairly equally among the government, corporate training and higher education distance learning segments. In 2003, three customers, Park University, the U.S. Department of Veterans Affairs and a large insurance company accounted for approximately 36%, 18% and 15% of our revenues, respectively. We currently anticipate that future revenues may be derived from sales to a limited number of customers. Accordingly, the cancellation, non-renewal or deferral of a small number of contracts could have a material adverse effect on us. For example, in February 2004, Park University notified us that it intends to negotiate with another vendor to provide e-learning services as of May 2004. Accordingly, we do not expect to continue to derive revenues from Park University, our largest customer in 2002 and 2003, beyond that point. See “Risks and Uncertainties” beginning on page 9.

Sales and Marketing

Our primary marketing goals are to identify and attract organizations that offer large potential relationships with us. We are targeting industries and organizations that require mandatory training, reach a large potential audience and are well served by our e-Learning services. Primary markets include the federal government, the healthcare, insurance, financial services/banking, pharmaceuticals and manufacturing industries, and institutes of higher education offering extensive adult distance learning.

In addition to direct sales efforts, we market our products and services through a variety of means, including the Web, public relations, trade shows, direct mail, trade publications, customers, resellers and strategic partners. We believe that forming strategic marketing alliances with parties who will sell, promote and market our products and services will be important for growth.

Competition

The market for online educational and training products and services is highly competitive and will likely intensify. There are no substantial barriers to entry in the online education and training market. Competition in the developing market for online training and education is based upon various factors, including quality, breadth and depth of content, pricing, quality, flexibility, reliability of delivery system, marketing and third party relationships.

A number of companies, including SkillSoft, SumTotal Systems, DigitalThink and Saba compete in this market, as well as many others. In addition to traditional classroom and distance learning providers, other institutions such as Apollo Group (through University of Phoenix Online) offer their own accredited courses online or in an e-mail-based format. They, and many other education providers, use some of our methods, including e-mail, bulletin boards, threaded discussion and electronic conferencing, as well as other delivery methods such as satellite communications and audio and videotapes.

We believe that it is becoming increasingly apparent that e-learning providers must not only remain technologically advanced, but also, more importantly, offer “complete” service offerings. This “complete service offering” approach includes offering customers access to a large library of high quality, off-the-shelf courses; the ability to produce customized courses quickly and effectively; and value-added features that allow flexibility and scalability, thereby maintaining the learner as the number one proponent. Additionally, successful e-learning services must be affordable, convenient and easy to use and administer.

Although there is a broad range of approaches to the e-learning marketplace, most can be generally categorized as follows, though several companies are active in more than one segment:

ASP Hosted Services:   Provide consolidated access to learning and training from multiple sources by aggregating, hosting and distributing content.

Examples: VCampus, GeoLearning, Saba, SumTotal Systems and KnowledgePlanet.

Technology, Software, Learning Management System (LMS):   Provide specific software tools and infrastructure to companies that typically implement technology and applications behind a corporate firewall. These are usually sold under a one-time, non-annuity license/maintenance model.

Examples: Saba, SumTotal, WBT Systems, Pathlore and Plateau Systems.

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

Examples: Intellinex, DigitalThink and BearingPoint.

Most of our competitors have significantly greater financial, technical and marketing resources than we do. We will require additional financing to compete effectively in this evolving market. In addition, any of these competitors may be able to respond more quickly than us to new or emerging technologies and to devote greater resources to the development, promotion and sale of their services. A number of our current customers and partners have also established relationships with some of our competitors, and future customers and partners may establish similar relationships. In addition, our partners could use information obtained from us to gain an additional competitive advantage over us. Our competitors may have or may develop products and services that are superior to those of VCampus or that achieve greater market acceptance than our products and services.

Trademarks and Proprietary Rights

We regard our copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and we rely upon federal statutory as well as common law copyright and trademark law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. The Company owns registered trademarks in the United States for: Courseware Construction Set, Pointpage, Content Matters, V (& design), www.VCampus.com, and VCampus. The company has filed intent-to-use applications for the following: VCampus Your e-Learning Partner, VCampus (& design), Pointpage, Goverlearn VCampus (& design), and Govlearn.

Employees

As of March 1, 2004, we had 42 employees, consisting of 13 full-time employees in general business operations, 11 full-time employees in sales and marketing, 12 full-time employees in product development, and six full-time employees in general and administration. None of our employees is represented by a union and there have been no work stoppages. We believe that our employee relations are good.

Risks and Uncertainties

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

We have incurred losses and anticipate future losses, which could have an adverse impact on your investment.   We have incurred significant losses since our inception in 1984, including net losses attributable to common stockholders of $6.6 million, $7.1 million and $6.2 million for the years ended December 31, 2001, 2002 and 2003. As of December 31, 2003, we had an accumulated deficit of $90.4 million, stockholders’ equity of $2.0 million and a working capital deficit of $1.2 million. We expect losses from operations to continue until our online revenue stream matures. For these and other reasons, we cannot assure you that we will ever operate profitably, which could have an adverse impact on your investment.

If we do not have the resources to meet our business objective, we might not survive or be successful.   Our key objective is to be the leading service provider of integrated e-learning solutions. Pursuing this objective may significantly strain our administrative, operational and financial resources. We cannot assure you that we will have the operational, financial and other resources to the extent required to meet our business objective, which means we might not survive or be successful.

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

Our need to raise additional funds could also directly and adversely affect your investment in our common stock in another way. When a company raises funds by issuing shares of stock, particularly at a discount to the market price, the percentage ownership of the existing stockholders of that company is reduced, or diluted. If we raise funds in the future by issuing additional shares of stock (as we have in the past), you may experience significant dilution in the value of your shares. Additionally, certain types of equity securities that we have issued in the past and may issue in the future do have and could have rights, preferences or privileges senior to your rights as a holder of our common stock.

If we fail to maintain compliance with our Nasdaq SmallCap Market listing, the value and liquidity of your shares could be impaired.   Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has certain requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. If we continue to experience losses from our operations or if we are unable to raise additional funds as needed, we may not be able to maintain compliance with the minimum $2.5 million stockholders’ equity requirement for continued listing on the Nasdaq SmallCap Market. At December 31, 2003, our stockholders’ equity was $2.0 million, although it is $5.0 million on a pro forma basis as of December 31, 2003 after giving effect to the $5.3 million private placement completed in March 2004 ..

The Nasdaq SmallCap Market and the Nasdaq Over-the-Counter Bulletin Board are significantly less active markets than the Nasdaq National Market. You could find it more difficult to dispose of your shares of our common stock than if our common stock were listed on the Nasdaq National Market.

If our common stock were delisted from the Nasdaq SmallCap Market, it could be more difficult for us to obtain other sources of financing in the future. Moreover, if our common stock were delisted from the Nasdaq SmallCap Market, our stock could be subject to what are known as the “penny stock” rules. The “penny stock” rules place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock could decline. As a result, your ability to resell your shares, and the price at which you could sell your shares, of our common stock could be adversely affected. At December 31, 2003, VCampus had total stockholders equity of $2.0 million, which did not meet the minimum Nasdaq SmallCap Market listing requirement of $2.5 million.

If our common stock were delisted from the Nasdaq SmallCap Market, it could be more difficult for us to retain existing and obtain new customers. The ability to continue to form new strategic relationships may be negatively impacted. As a result, delisting could result in a negative impact on our customer base and revenue, and, consequently, a negative impact on stockholder value.

The large number of our shares eligible for future sale could have an adverse impact on the market price of our common stock.   A large number of shares of common stock already outstanding, along with shares issuable upon exercise of options or warrants or conversion convertible notes, is eligible for resale, which may adversely affect the market price of our common stock. As of March 1, 2004, we had 5,190,528 shares of common stock outstanding, another 64,285 shares were issuable upon conversion of convertible notes and another 2,891,398 shares upon exercise of outstanding warrants and options. Substantially all of the shares subject to outstanding warrants and options will, when issued upon exercise, be available for immediate resale in the public market pursuant to currently effective registration statements under the Securities Act of 1933, as amended, or pursuant to Rule 701 or Rule 144 promulgated thereunder. Some of the shares that are or will be eligible for future sale have been or will be issued at discounts to the market price of our common stock on the date of issuance. In June 2003, we issued approximately 3,000,000 shares of common stock and warrants to purchase a total of 20% of that number in connection with the conversion of all of the outstanding shares of preferred stock. Resales or the prospect of resales of these shares may have an adverse effect on the market price of our common stock.

In March 2004, we issued 1,012,500 shares of common stock, warrants to purchase a total of 1,875,780 shares of common stock and senior notes convertible into a total of 2,239,034 shares. Resales or the prospect of resales of these shares may have an adverse effect on the market price of our common stock.

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

We have licensed a Learning Management System from a third party provider. We have signed an 18 month agreement. If the provider does not perform on the contract, does not continue to upgrade and maintain the LMS, does not renew the agreement with VCampus or in some other way impairs our ability to provide the LMS to our customers, our ability to compete would be adversely affected.

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

If one or more of these entities fail to achieve or maintain market acceptance or commercial success, or if one or more of the entities that do succeed decide to end their relationship with us, we might not be able to generate sufficient revenues to be successful and stockholder investment would be impaired.

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

As the revenue potential for online delivery of educational and training courses continues to grow, the market is likely to attract a number of large, well capitalized competitors seeking to diversify their revenue streams into this market. Not only will some of these potential competitors be well capitalized and be willing to operate in the market at a loss to build market share, they may also acquire and/or substantially fund our other competitors which could weaken demand for our products and make it more difficult for us to reach or even prevent us from reaching profitability.

The loss of services of any member of our key personnel could prevent us from adequately executing on our business strategy.   Our future success depends on the continued contributions of our key senior management personnel, consisting of Narasimhan Kannan, Chief Executive Officer, Christopher Nelson, Chief Financial Officer, Ron Freedman, Senior Vice President of Worldwide Sales and Marketing, and Leonard Pearson, Vice President of Business Development, some of whom have worked together for only a short period of time. We do not maintain “key man” life insurance on any of our executive officers. The loss of services of any of our key management personnel, whether through resignation or other causes, or the inability to attract qualified personnel as needed, could prevent us from adequately executing our business strategy.

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

•                    pricing or accounting changes; and

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

VCampus has been notified that Park University intends to enter contract negotiations with another vendor to begin providing their e-learning services as of May 2004. This will likely mean that Park University will terminate its relationship with VCampus as of May 2004 or soon thereafter. Park University represented 36% of VCampus revenues in 2003 and 28% in 2002. In addition to the loss of the revenue from Park University, our ability to compete effectively in the higher education market space could be adversely impacted by the loss of this customer.

The GSA (General Services Administration of the United States) terminated its VCampus contract in April 2003. This termination decision was reached to enable GSA to comply with a request from the OPM (Office of Personnel Management) and the OMB (Office of Management and Budget) that GSA consolidate its e-learning with e-learning campus hosted by a competitor. Revenues from the terminated GSA contract represented 4.5%, 9.8% and less than 1% of our total revenues in 2001, 2002 and 2003, respectively. As of the date of this report, no other federal government customers of VCampus have indicated that they intend to move their business to this government-approved competitor; however, VCampus could face similar loss of government customers due to the attempts by OPM and OMB to centralize the federal government’s e-learning purchases with this competitor. Consequently, if we fail to maintain and develop relationships with significant customers, we might not be able to generate revenues necessary to achieve our business objectives.

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

We might not be successful in responding to the changing market for our products and services.   The market for our products and services is evolving in response to recent developments relating to online technology. The market is characterized by evolving industry standards and customer demands and an increasing number of market entrants who have introduced or developed online products and services. It is difficult to predict the size and growth rate, if any, of this market. As is typical in the case of a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Our future success will depend in significant part on our ability to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of the marketplace and competitive product offerings, and we cannot assure that we will be successful in developing, integrating or marketing such products or services. In addition, our new product releases may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence.

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

We have had certain trademark applications denied and may have more denied in the future. We will continue to evaluate the need for registration of additional marks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology. Any such litigation may be time-consuming and costly, cause product release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon us. These royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Our means of protecting our proprietary rights might not be adequate and our competitors might independently develop similar technology, duplicate our products or services or design around patents or other intellectual property rights we have. In addition, distributing our products through online networks makes our software more susceptible than other software to unauthorized copying and use. For example, online delivery of our courseware makes it difficult to ensure that others comply with contractual restrictions, if any, as to the parties who may access such courseware. If, as a result of changing legal interpretations of liability for unauthorized use of our software or otherwise, users were to become less sensitive to avoiding copyright infringement, we might not be able to realize the full value of our intellectual property rights.

Government regulation of business conducted on the Internet could decrease the demand for our products and services or increase our cost of doing business.   There are currently few laws or regulations that directly apply to activities on the Internet. We believe that we are not currently subject to direct regulation by any government agency in the United States, other than regulations that are generally applicable to all businesses. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet and/or online delivery of course content. Some of the issues that these laws and regulations may cover include user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. The applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could decrease online demand for our products and services or increase our costs.

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

We might not be able to use net operating loss carryforwards.   As of December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $60.1 million, which will expire at various dates through 2023. Our ability to use these net operating loss and credit carryforwards to offset future tax obligations, if any, may be limited by changes in ownership. Any limitation on the use of net operating loss carryforwards, to the extent it increases the amount of federal income tax that we must actually pay, may have an adverse impact on our financial condition.

We do not presently anticipate paying cash dividends on our common stock.   We intend to retain all earnings, if any, for the foreseeable future for funding our business operations. Consequently, we do not anticipate paying any cash dividends on our common stock for the foreseeable future, which could deter some investors from seeking to acquire our common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report discuss our plans and strategies for our business and are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions are meant to identify these statements as forward-looking statements, but they are not the exclusive means of identifying them. The forward- looking statements in this report reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed or implied by these statements, including:

•                    our history of losses and negative operating cash flows

•                    the uncertainties and risks we face relating to our Nasdaq SmallCap Market listing

•                    the large number of our shares eligible for future sale could have an adverse impact on the market price of our common stock

•                    our future capital needs and the uncertainty of additional funding

•                    our potential inability to compete effectively

•                    a developing market, rapid technological changes and new products

•                    our dependence on significant clients

•                    our substantial dependence on courseware and third-party courseware providers

•                    our substantial dependence on third-party relationships

•                    changes in accounting methods or estimates underlying these methods.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of important risks of an investment in our common stock, including factors that could cause actual results to differ materially from results referred to in the forward-looking statements, see the “Risk Factors” section of this report. In light of the risks and uncertainties discussed in “Risk Factors” and elsewhere in this report, events referred to in forward-looking statements in this report might not occur.

Item 2. Properties.

Our executive offices and principal administration, technical, marketing and sales operations are located in approximately 16,700 square feet of leased space in Reston, Virginia pursuant to a lease that expires in February 2010. The aggregate annual monthly rent for this facility is $42,685, subject to 3% annual increases. We believe that our existing office space is sufficient to accommodate our current needs and that suitable additional space will be available on commercially reasonable terms to accommodate any expansion needs through 2004 should the need arise.

Item 3. Legal Proceedings.

In 2002, the Virginia Department of Taxation completed an audit of our sales and use tax payments from August 1998 through October 2001. In July 2002, we received a draft assessment which contemplated a payment of taxes, penalties and interest by us of $212,719, primarily associated with our alleged failure to assess use tax on third-party royalties paid by us to content providers for courses we delivered online. We paid the sales and use tax and interest on non-contested items, which amounted to $18,928 out of the $212,719. We have formally contested the remaining items covered by the draft assessment, including the assessment of use tax on the royalties paid by us to content providers for courses we delivered online as well as the methodology used by the Virginia Department of Taxation to estimate the royalties. In July 2003, the assessment was reduced by the Virginia Department of Taxation to $86,678 including interest of $17,278. In October 2003, we appealed the assessment. In March 2004, we were notified that this appeal remains under review. We do not have a firm estimate of the probability of liability for this issue or the amount of anticipated legal costs, but have reason to believe that the potential liability will be reduced to the point where it will not be considered material. Accordingly, we cannot estimate at this time the amount of liability to be incurred, if any. No amounts have been accrued in the financial statements for this potential liability.

Although we are not currently involved in any other material pending legal proceedings, we could besubject to legal proceedings and claims in the ordinary course of our business or otherwise, including claims relating to license agreements, royalties or claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the us and our licensees.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

Executive Officers

As of March 30, 2004, our executive officers were as follows:

Name	Age	Positions
Nat Kannan	55	Chief Executive Officer
Christopher L. Nelson	41	Chief Financial Officer, Chief Information Officer and Secretary
Ronald E. Freedman	55	Senior Vice President, Worldwide Sales and Marketing
Leonard J. Pearson	49	Vice President, Business Development

Narasimhan “Nat” Kannan has served as VCampus’ Chairman of the Board of Directors since he founded VCampus in 1994 and he resumed the Chief Executive Officer position in December 2002, a position he formerly held from 1984 to 2000. Prior to founding VCampus, he founded IMSATT Corporation in 1984 and co-founded Ganesa Group, Inc., a developer of interactive graphics and modeling software, in 1981. He also served as a consultant to Booz Allen and Hamilton, Inc., the MITRE Corporation, The Ministry of Industry of the French Government, the Brookhaven and Lawrence Livermore National Laboratories, the White House Domestic Policy Committee on Energy and Control Data Corporation. He holds a B.S. in Engineering from the Indian Institute of Technology in Madras, India, and he performed advanced graduate work in business and engineering at Dartmouth College.

Christopher L. Nelson joined VCampus as Chief Financial Officer and Chief Information Officer in June of 2002. Mr. Nelson oversees the entire technology, operations and customer service areas of the business in addition to his finance and accounting department responsibilities. Prior to his appointment as our CFO, Mr. Nelson was a Principal of Monticello Capital LLC since 1998, where he advised high-growth technology businesses and their corporate boards on corporate finance, capitalization transactions, and mergers and acquisitions. Mr. Nelson has held positions as CEO, COO and CFO of niche, high tech companies in the Internet space over the past several years (including Kignet, Inc., Monumental Network Systems, and IMA Software, Inc.) during which he has developed particular expertise in bringing companies to cash flow positive positions. Mr. Nelson has also held executive positions at NTT/Verio, as well as sales and marketing and manufacturing positions at IBM Corporation. Mr. Nelson holds a Master of Business Administration from The Wharton School at the University of Pennsylvania and a Bachelor of

Science degree in Chemical Engineering from the University of Delaware. Mr. Nelson also previously served as a George Mason Fellow, acting as an advisor to start-up and early stage technology companies on a volunteer basis through the TechVenture Partnership at George Mason University.

Ronald E. Freedman is responsible for sales and marketing programs at VCampus with a particular emphasis on the Select Partner program and the government market. Mr. Freedman has more than 20 years of hands-on experience in sales management, strategic planning, business development, and execution of profit and loss responsibility. Mr. Freedman joined VCampus in 2001 from USinternetworking, Inc. (USi) where he was Vice President of Information Assurance and Chief Security Officer from 1999 through 2001. While at USi, he was responsible for the design, implementation, and management of the USi Total Security Architecture, a best-of-breed security portfolio. Prior to joining USi, Freedman was Vice President of one of the business divisions at The Netplex Group, Inc. for four years. There, he was responsible for sales, marketing and fulfillment of a wide range of technology-based products and services. Previously, Mr. Freedman was Vice President, Systems and Services for COMSIS Corporation, where he managed the division of the professional services company providing contingency planning and information security services to commercial and government customers. He also served as Executive Vice President of Advanced Information Management, Inc., where he was responsible for marketing and delivering information security and contingency planning services to Fortune 500 customers. Mr. Freedman worked for General Electric Company for fifteen years, most recently as General Manager, Disaster Recovery Services and Manager, Strategic Planning and Business Development. He also served as a Presidential appointee, on loan to The White House from General Electric, responsible for developing contingency plans as part of the Continuity of Government Program. He received a Presidential Commendation for outstanding service during that assignment. Mr. Freedman holds a BA in Economics from Northeastern University in Boston and an MBA in Management from Babson College in Wellesley, MA.

Leonard J. Pearson is responsible for sales and marketing programs at VCampus with a particular focus on the corporate and outsourcing markets. In early 2004, Mr. Pearson came to VCampus from Cavalier Telephone, LLC, a provider of voice and data communication services, where he was Area Sales Director. At Cavalier, Mr. Pearson’s responsibilities included the deployment and sales of services in the company’s key Mid-Atlantic region. Prior to joining Cavalier, Mr. Pearson was Vice President of Sales and Marketing for ColoSafe, LLC, a provider and builder of collocation facilities. Before joining ColoSafe, Mr. Pearson was Regional Vice President for WinStar Wireless, where he was responsible for all aspects of the company’s sales and marketing of wide area networking solutions in the eastern United States from 1998 to 2001. Mr. Pearson has also held executive positions with Frontier Communications, Cable & Wireless North America, and Sprint. Mr. Pearson holds a BS in Business from Duquesne University in Pittsburgh.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)   Price Range of Common Stock

Our common stock is currently listed on the Nasdaq SmallCap Market under the symbol “VCMP.” For each full fiscal quarter since the beginning of 2002, the high and low bid quotations for our common stock, adjusted to reflect the one-for-ten reverse stock split which occurred in July 2002 and as reported by Nasdaq, were as follows:

	High	Low
2002
First quarter	$7.70	$2.40
Second quarter	$6.50	$2.20
Third quarter	$3.90	$2.06
Fourth quarter	$5.50	$2.25
2003
First quarter	$4.04	$2.29
Second quarter	$3.81	$2.24
Third quarter	$3.19	$1.25
Fourth quarter	$2.68	$1.20

The foregoing bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Since our IPO in late 1996, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. There can be no assurance that there will be an active public market for our common stock in the future. The market price of the common stock could be subject to significant fluctuations in response to future announcements concerning us or our partners or competitors, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, general conditions in the e-learning market, developments in the financial markets and other factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for technology companies and which have often been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of the common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

From October 1, 2003 to December 31, 2003, VCampus issued the following unregistered securities:

(1)   77,220 and 5,405 shares of common stock at a purchase price of $2.59 per share to accredited investors, and a placement agent, respectively. Under the terms of this financing, VCampus also issued three-year fully vested warrants to purchase 77,220 and 5,405 shares of common stock at $2.59 per share to the same accredited investors and placement agent, respectively.

(2)   116,785 and 8,175 shares of common stock to accredited investors, and a placement agent, respectively. Under the terms of the September and October 2003 financings, because VCampus did not raise an additional $2,000,000 in equity financing by November 15, 2003, on that date the unit holders became entitled to receive the foregoing additional shares of common stock as if the purchase price per share of common stock equaled $2.00 when the units were purchased.

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

(b)   Approximate Number of Equity Security Holders

As of March 25, 2004, the number of record holders of our Common Stock was 152 and we believe that the number of beneficial owners was approximately 1,120.

(c)   Dividends

We have never paid a cash dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Moreover, any preferred stock that we could issue in the future and any future credit facilities might contain restrictions on our ability to declare and pay dividends on our common stock. We plan to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund the pursuit of future growth. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and on such other factors as our Board of Directors, in its discretion, may consider relevant.

Item 6. Selected Financial Data.

The following table sets forth selected financial data of VCampus. The selected financial data presented below has been derived from VCampus’ consolidated financial statements which have been audited by Reznick Fedder & Silverman for the year ended December 31, 2003 and Ernst & Young LLP for the years ended December 31, 1999 through 2002, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying footnotes included in this Annual Report of Form 10-K.

Certain revenues and corresponding expenses included in these selected and supplementary financial data have been reclassified from the presentation in prior periods. While this reclassification causes revenues and expenses reported herein to be lower than previously reported, it has no impact on previously reported assets, liabilities or net loss.

The effect of this reclassification was to reduce Revenues, and Sales and Marketing Expenses by $179,834 for the six months ended June 30, 2003, $275,528 for the year ended December 31, 2002; $163,479 for the year ended December 31, 2001; and $137,162 for the year ended December 31, 2000.

Statement of Operations Data:

	1999	2000	2001	2002	2003
	In thousands except per share data
Net revenues:
Online tuition revenues	$3,835	$4,928	$5,782	$5,330	$5,508
Virtual campus software revenues	216	115	72	—	—
Online development and other revenues	977	1,022	687	496	448
Product sales revenues	1,222	414	45	—	—
Other service revenues	305	175	122	100	110
Instructor-led training revenues	4,992	2,665	102	—	—
Total net revenues	11,547	9,319	6,810	5,926	6,066
Costs and expenses:
Cost of revenues	5,749	3,296	1,093	1,462	1,718
Sales and marketing	4,286	6,105	4,554	2,689	2,138
Product development and operations	2,241	3,555	2,273	2,536	2,475
General and administrative	2,633	2,761	2,045	1,693	1,910
Depreciation and amortization	2,956	2,916	2,154	1,356	880
Compensation expense in connection with the acquisition of HTR, Inc	1,089	654	—	—	—
Reorganization and other non-recurring charges	360	2,261	188	192	173
Stock-based compensation	—	361	441	76	126
Total costs and expenses	19,314	21,909	12,748	10,004	9,420
Loss from operations	(7,767)	(12,590)	(5,938)	(4,078)	(3,354)
Other income (expense):
Gain on sale of subsidiaries	1	—	—	—	—
Other income	—	—	—	422	207
Interest income (expense)	(721)	166	5	(220)	(112)
Loss on debt extinguishments	—	—	—	(503)	—
Cumulative effect of accounting change	—	(461)	—	—	—
Net loss	$(8,487)	$(12,885)	$(5,933)	$(4,379)	$(3,259)
Dividends to preferred stockholders	(448)	(1,153)	(649)	(2,768)	(2,927)
Net loss attributable to common stockholders	$(8,935)	$(14,038)	$(6,582)	$(7,147)	$(6,186)
Net loss per share before cumulative effect of change in accounting principle	$(19.10)	$(17.07)	$(5.23)	$(4.79)	$(1.81)
Cumulative effect of change in accounting principle	—	(0.58)	—	—	—
Net loss per share	$(19.10)	$(17.65)	$(5.23)	$(4.79)	$(1.81)
Net loss per share—assuming dilution	$(19.10)	$(17.65)	$(5.23)	$(4.79)	$(1.81)

	1999	2000	2001	2002	2003
Balance Sheet Data:
Working capital deficit	$(5,155)	$(2,036)	$(885)	$(828)	$(1,187)
Total assets	10,668	6,652	7,012	4,373	4,864
Total liabilities	8,646	3,620	4,198	2,725	2,828
Accumulated deficit	(56,632)	(70,585)	(77,060)	(84,207)	(90,393)
Total stockholders’ equity	2,022	3,031	2,814	1,648	2,035

Per share amounts for all periods presented have been adjusted to reflect the one-for-ten reverse stock split which occurred in July 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of financial condition and results of operations should be read in conjunction with VCampus’ consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

Our revenues are derived from three primary sources:

•       online tuition revenues;

•       development revenues; and

•       other service revenues.

Online tuition revenues are generated primarily from online tuition derived from corporate, government, and higher education customers. Development revenues consist primarily of fees paid to us for creating and developing new online courseware and web-enabling existing courseware. Other service revenues consist primarily of monthly fees generated by the maintenance of the CYBIS courseware under contract with the U.S. Army.

On June 18, 2002, our Board of Directors approved a one-for-ten reverse stock split of our common stock. The reverse stock split became effective as of the opening of trading on July 8, 2002. Stockholders’ equity has been restated to give retroactive recognition to the reverse stock split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in-capital. All references to common share and per-share amounts for all periods presented have been retroactively restated to reflect the stock split.

Critical Accounting Policies

Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

Revenue Recognition

We derive our revenues from the following sources—online tuition revenues, other service revenues and development and other revenues.

Revenue is recognized in accordance with either SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), or Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. Both SAB 104 and SOP 97-2 generally require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. Development and other revenues earned under courseware conversion contracts are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Management’s estimates of total costs to complete contracts may be revised in future periods resulting in adjustments to revenue and profit recognized in the period the revisions are made.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of those customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in future periods.

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

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” we ceased amortizing goodwill and other indefinite-lived intangibles on January 1, 2002. In lieu of amortization, these assets are subject to an annual impairment review. We may determine through the impairment review process that goodwill or other indefinite-lived intangibles have been impaired, resulting in an impairment charge in the period the review is completed.

Reclassification of Revenues and Sales and Marketing Expenses

This report includes financial statements for 2003 reflecting a different classification of certain revenues and corresponding expenses from classifications in prior periods relating to our relationship with one of our largest customers. Amounts within the financial statements for 2001 and 2002 have been reclassified to conform to the new classification.

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

The effect of this treatment was to reduce Revenues, and Sales and Marketing Expenses for the periods prior to the reclassification as follows: by $275,528 and $163,479 for the years ended December 31, 2002 and 2001, respectively, and by $179,834 for the six months ended June 30, 2003. This had no effect on our current or previously reported assets, liabilities, or net loss. Because we expect our relationship with this customer to terminate by May 2004, we do not expect to recognize revenues from this client or pursuant to this arrangement after that date.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net revenues for the periods indicated:

	Year Ended December 31,
	2001	2002	2003
Statement of Operations Data:
Revenues:
Online tuition revenues	84.9%	90.0%	90.8%
Virtual campus software revenues	1.1	0.0	0.0
Development and other revenues	10.1	8.3	7.4
Product sales revenues	0.7	0.0	0.0
Other service revenues	1.7	1.7	1.8
Instructor-led training revenues	1.5	0.0	0.0
Total net revenues	100.0	100.0	100.0
Costs and expenses:
Cost of revenues	16.1	24.7	28.3
Sales and marketing	66.9	45.4	35.2
Product development and operations	33.4	42.8	40.8
General and administrative	30.0	28.5	31.5
Depreciation and amortization	31.6	22.9	14.5
Reorganization and other non-recurring charges and stock based compensation	9.2	4.5	5.0
Total costs and expenses	187.2	168.8	155.3
Loss from operations	(87.2)	(68.8)	(55.3)
Other income (expense):
Other income	—	7.1	3.4
Interest income (expense)	0.1	(3.7)	(1.8)
Loss on debt extinguishment	—	(8.5)	—
Net loss	(87.1)%	(73.9)%	(53.7)%

2003 Compared to 2002

Summary

We incurred a net loss attributable to common stockholders of $6,185,877 (or $1.81 per share) in 2003 as compared to a net loss attributable to common stockholders of $7,147,305 (or $4.79 per share) in 2002. The decrease in the net loss in 2003 as compared to 2002 was due primarily to a decrease in sales and marketing and depreciation and amortization expenses and the absence of loss on debt extinguishment in 2003 ($503,246 of such loss was included in the net loss attributable to common stockholders for 2002).

The following table sets forth selected financial data:

	For the Year Ended December 31,
	2002		2003
Revenues	$5,926,146	100.0%	$6,066,035	100.0%
Cost of revenues	1,461,663	24.7	1,718,340	28.3
Sales and marketing	2,689,136	45.4	2,137,791	35.2
Product development and operations	2,535,849	42.8	2,474,856	40.8
General and administrative	1,692,851	28.5	1,909,814	31.5
Depreciation and amortization	1,355,837	22.9	879,966	14.5
Reorganization and other non-recurring charges	192,000	3.2	172,729	2.9
Stock-based compensation	76,172	1.3	126,056	2.1
Loss from operations	(4,077,362)	(68.8)	(3,353,517)	(55.3)
Other income	421,842	7.1	207,138	3.4
Interest income	(220,145)	(3.7)	(112,644)	(1.8)
Loss on debt extinguishment	(503,246)	(8.5)	—	0.0
Net loss	(4,378,911)	(73.9)	(3,529,023)	(53.7)
Dividends to preferred stockholders	(2,768,394)	(46.7)	(2,926,854)	(48.3)
Net loss attributable to common stockholders	$(7,147,305)	(120.6)%	$(6,185,877)	(102.0)%

	For the Year Ended December 31,
	2002		2003
Online tuition revenues	$5,330,686	89.9%	$5,508,154	90.8%
Online development and other revenues	495,425	8.4	448,082	7.4
Other service revenues	100,035	1.7	109,799	1.8
Total net revenues	$5,926,146	100.0%	$6,066,035	100.0%

Online tuition revenues increased 3.3% to $5,508,154 in 2003, compared to $5,330,686 in 2002. The increase is primarily due to an increase in revenue from higher education customers (increase of $414,000), which was partially offset by a decrease in revenue from government and corporate customers (decreases of $122,000 and $114,000, respectively).

Online development and other revenues decreased 9.6% to $448,082 in 2003, compared to $495,425 in 2002. The decrease is primarily due to a decline in course development and professional services orders.

Cost of Revenues

Cost of revenues increased 17.6% to $1,718,340 in 2003 as compared to $1,461,663 in 2002. The increase was primarily due to an increase in the sale of courses with relatively high associated content costs under one of our large customer contracts.

Operating Expenses

Sales and Marketing.   Sales and marketing expenses decreased 20.5% to $2,137,791 in 2003 compared to $2,689,136 in 2002. The decrease was primarily due to a reduction in headcount in the sales and marketing department and related costs. During 2003 and 2002, we contributed $740,288 and $551,056, respectively, to a marketing and development fund (the “Development Fund”) jointly administered by VCampus and one of our larger customers as required pursuant to the terms of our contract with that customer. The Development Fund’s primary goal is to fund marketing and development to grow online revenues for both that customer and derivatively for us in the form of course registration fees. Amounts required to be contributed by VCampus to the Development Fund are determined under the contract based on meeting or exceeding certain thresholds in course registrations on that customer’s virtual campus, which is hosted by VCampus. Currently, we record 50% of these contributions as a marketing expense in the same period as we recognize revenue from such registrations and we record the remaining 50% of the contributions as a reduction to revenue. Contributions to the Development Fund that we account for as a marketing expense represented 17.2% and 16.7% of the recognized revenues attributable to that customer in 2003 and 2002, respectively.

Product Development and Operations.   Product development and operations expenses decreased 2.4% to $2,474,856 in 2003 compared to $2,535,849 in 2002.

General and Administrative.   General and administrative expenses increased 12.8% to $1,909,814 in 2003 as compared to $1,692,851 in 2002. The increase was primarily due to ongoing costs associated with the hiring of our Chief Executive Officer beginning in December 2002. Additionally, VCampus incurred increased general and administrative expenses due to legal and accounting costs associated with the SEC review of the company’s public filings.

Depreciation and Amortization.   Depreciation and amortization expense decreased 35.1% to $879,966 in 2003 as compared to $1,355,837 in 2002. The decrease was due primarily to the fact that a significant portion of our fixed and intangible assets have been fully depreciated and amortized, respectively.

Reorganization and Other Charges.   Reorganization and other charges of $172,729 in 2003 consist of amounts paid in excess of prior accruals to satisfy in full all liabilities in connection with the termination of the Rockville, Maryland facility lease and our other recent legal settlements. Reorganization and other non-recurring charges of $192,000 in 2002 represent the costs accrued in connection with the termination of the Rockville, Maryland facility.

Stock-based Compensation.   Stock-based compensation expense in 2003 and 2002 consists of the fair value of stock options (using the Black-Scholes valuation method) issued to consultants and the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings.

Interest Expense.   Interest expense in 2003 and 2002 primarily consists of debt discount and amortization of deferred debt offering costs related to the remaining balance of the $925,000 of convertible promissory notes we issued in December 2001.

Other Income.   Other income in 2003 consists of the write-off of royalty obligations to one of our former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce the obligations. Other income in 2002 consists of the extinguishment of liabilities comprised of customer deposits and prepayments. These prepayments and deposits were received prior to December 31, 2000 and were for classroom training to be delivered by HTR and per the terms of the arrangement with customers, they were non refundable. Our HTR subsidiary ceased operations in December 2000.

2002 Compared to 2001

Summary

We incurred a net loss attributable to common stockholders of $7,147,305 (or $4.79 per share) in 2002 as compared to a net loss attributable to common stockholders of $6,582,040 (or $5.23 per share) in 2001. Excluding certain non-recurring items in both years, we incurred a net loss attributable to common stockholders of $6,955,305 (or $4.66 per share) in 2002 as compared to a net loss attributable to common stockholders of $6,394,278 (or $5.08 per share) in 2001. Non-recurring items for 2002 amounted to $192,000 (or $0.13 per share) incurred in connection with the closure of our training facility in Rockville, Maryland. Non-recurring items for 2001 amounted to $187,762 (or $0.15 per share) incurred in connection with the termination of the employment agreement between us and our founder.

The following table sets forth selected financial data:

	For the Year Ended December 31,
	2001		2002
Revenues	$6,809,752	100.0%	$5,926,146	100.0%
Cost of revenues	1,093,285	16.1	1,461,663	24.7
Sales and marketing	4,553,250	66.9	2,689,136	45.4
Product development	2,273,145	33.4	2,535,849	42.8
General and administrative	2,044,716	30.0	1,692,851	28.5
Depreciation and amortization	2,154,152	31.6	1,355,837	22.9
Reorganization and other non-recurring charges	187,762	2.8	192,000	3.2
Stock-based compensation	440,898	6.5	76,172	1.3
Loss from operations	(5,937,456)	(187.2)	(4,077,362)	(68.8)
Other expense	—	—	421,842	7.1
Interest income (expense)	4,563	(0.1)	(220,145)	(3.7)
Loss on debt extinguishment	—	—	(503,246)	(8.5)
Net loss	(5,932,893)	(187.1)	(4,378,911)	(73.9)
Dividends to preferred stockholders	(649,147)	(9.6)	(2,768,394)	(46.7)
Net loss to common stockholders	$(6,582,040)	(96.7)%	$(7,147,305)	(120.6)%

	For the Year Ended December 31,
	2001		2002
Online tuition revenues	$5,781,285	84.9%	$5,330,686	89.9%
Virtual campus software revenues	71,863	1.1	—	—
Online development and other revenues	687,232	10.1	495,425	8.4
Product sales revenues	45,038	0.7	—	—
Other service revenues	121,750	1.8	100,035	1.6
Instructor-led training revenues	102,584	1.5	—	—
Total net revenues	$6,809,752	100.0%	$5,926,146	100.0%

Total revenues in 2002 were $5,926,146 as compared to $6,809,752 for 2001. The decrease in revenues was primarily due to decreases in online tuition revenues and development and other revenues. Online tuition revenues decreased primarily due to a decrease in revenues from customers within the telecommunications industry. Development and other revenues decreased primarily due to a decrease in course development orders. Excluding the non-recurring items described above, total costs and expenses were $9,811,508 in 2002 as compared to costs of $12,559,446 for 2001. The decrease was due primarily to decreases in sales and marketing, general and administrative and depreciation and amortization expenses, partially offset by an increase in the cost of online tuition revenues.

Net Revenues

Total net revenues decreased 13.0% from $6,809,752 in 2001 to $5,926,146 in 2002. Online tuition revenues decreased from $5,781,285 (84.9% of net revenues) in 2001 to $5,330,686 (90.0% of net revenues) in 2002. The decrease in online tuition revenues was primarily due to a decrease in revenues from customers primarily within the telecommunications and other industries (approximately $900,000 and $800,000, respectively). This decrease was partially offset by an increase in revenues due to increased course usage by some of our older higher education and government customers (approximately $200,000 and $475,000, respectively) and the addition of a new government customer (approximately $600,000). Online development and other revenues decreased from $687,232 (10.1% of net revenues) in 2001 to $495,425 (8.3% of net revenues) in 2002. Development revenues were primarily related to developing online courseware for customers in both years. We recognized no virtual campus software revenues, product sales revenues, or instructor-led training revenues in 2002 and only $100,000 in other service revenues due to our continued move to an exclusive online business focus.

Cost of Revenues

Total cost of revenues increased 33.7% from $1,093,285 (16.1% of net revenues) in 2001 to $1,461,663 (24.7% of net revenues) in 2002. The increase was primarily due to the sale of courses with relatively high associated royalties under one of our large customer contracts, which was renewed in June 2003.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses decreased 40.9% from $4,553,250 (66.9% of net revenues) in 2001 to $2,689,136 (45.4% of net revenues) in 2002. Although we increased our sales headcount during the third quarter of 2002, compared to headcount in that area earlier in 2002, sales and marketing expenses for 2002, nonetheless, decreased as compared to 2001 primarily due a comparatively lower headcount throughout the year and lower direct marketing costs. During 2002 and 2001, we contributed $551,056 and $326,959, respectively, to a marketing and development fund (the “Development Fund”) jointly administered by us and one of our larger customers as required pursuant to the terms of VCampus’ contract with that customer. The Development Fund’s primary goal is to fund marketing and development to grow online revenues for both that customer and derivatively for us in the form of course registration fees. Amounts required to be contributed by us to the Development Fund are determined under the contract based on meeting or exceeding certain thresholds in course registrations on that customer’s virtual campus, which is hosted by VCampus. Based upon our accounting reclassifications as described above, 50% of these contributions are recorded as a marketing expense in the same period as we recognize revenue from such registrations and the remaining 50% of the contributions are recorded as a reduction to revenue. Contributions to the Development Fund that we account for as a marketing expense represented 16.7% and 14.4% of the recognized revenues attributable to that customer for 2002 and 2001, respectively.

Product Development and Operations.    Product development and operations expenses increased 11.6% from $2,273,145 (33.4% of net revenues) in 2001 to $2,535,849 (42.8% of net revenues) in 2002. Product development and operations expenses consist primarily of certain costs associated with the design, programming, testing, documenting and support of our new and existing courseware and software. The increase was primarily due to the write off of $276,535 (which has been included in product development costs in the 2002 statements of operations) in capitalized software and courseware development costs for courses within the telecommunications industry segment determined to have no future value.

General and Administrative.    General and administrative expenses decreased 17.2% from $2,044,716 (30.0% of net revenues) in 2001 to $1,692,851 (28.6% of net revenues) in 2002. General and administrative expenses consist primarily of personnel costs, facilities and related costs, as well as legal, accounting and other costs. The decrease was due to our cost cutting initiatives primarily in headcount and associated overhead.

Depreciation and Amortization.    Depreciation and amortization expense decreased 37.1% from $2,154,152 (31.6% of net revenues) in 2001 to $1,355,837 (22.9% of net revenues) in 2002. The decrease was due primarily to the fact that certain of our fixed, as well as intangible, assets have been fully depreciated and amortized, respectively. In addition, upon the adoption of FAS 142 on January 1, 2002, we ceased amortization of goodwill. We recognized $128,447 of amortization expense related to goodwill in 2001.

Reorganization and Other Non-Recurring Charges.    Reorganization and other non-recurring charges were $192,000 in 2002 and represent the minimum amount due under a lease for office space we are no longer using. In December 2001, the employment agreement between us and Mr. Kannan was terminated and Mr. Kannan became a consultant, resulting in $187,762 of severance related expense, most of which was paid out in 2002. During 2002, Mr. Kannan subsequently reassumed his employment with us.

Stock Based Compensation.    Stock-based compensation expense was $76,172 in 2002 and consists primarily of the fair value of stock issued as a sign-on bonus to our newly appointed CFO and as customary payment to certain of our non-employee directors for their participation in Board of Directors meetings. Stock based compensation was $440,898 in 2001 and included the final vesting of warrants issued to Qwest Investment Company (approximately $166,000) related to their equity investment in VCampus in the second quarter of 2000 and compensatory stock options and stock warrants issued in connection with the issuance of debt to two of our directors and the subsequent extinguishment of that debt. The fair value of the warrants and options was estimated at $212,750 and $47,150, respectively, using the Black-Scholes option pricing model and has been included in stock-based compensation in the consolidated statements of operations.

Other income.    Other income was $421,842 in 2002 and consists of the extinguishment of liabilities comprised of customer deposits and prepayments. These prepayments and deposits were received prior to December 31, 2000 and were for classroom training to be delivered by HTR and per the terms of the arrangement with customers, they were non refundable. Our HTR subsidiary ceased operations in December 2000.

Interest expense.    Interest expense in 2002 consists primarily of debt discount and deferred debt offering costs amortization related to remaining balance of the $825,000 and $100,000 convertible promissory notes issued in December 2001 and January 2002, respectively. Interest income in 2001 was primarily derived from income earned on divestiture related notes receivable.

Loss on debt extinguishment.    During 2002, we issued 1,458,413 and 5,878 shares of Series F-1 and F-2 Preferred Stock, respectively, plus five-year fully vested warrants to purchase 20,462 shares of common stock at $4.00 per share in exchange for the cancellation of two convertible promissory notes in the aggregate principal and accrued interest amount of $716,175. The excess of the fair value of the Preferred Stock and warrants over the carrying value of the notes plus the write-off of deferred debt issuance costs amounted to $503,246 and was recorded as loss on debt extinguishments in 2002.

Liquidity and Capital Resources

At December 31, 2003, we had $534,984 in cash and cash equivalents. Since our inception, we have financed our operating cash flow needs primarily through offerings of equity and debt securities and, to a lesser extent, borrowings. Cash utilized in operating activities was $2,032,108 in 2003 and $2,661,629 in 2002. Use of cash was primarily attributable to the net loss recorded.

Cash utilized in investing activities was $1,657,352 in 2003 and $422,438 in 2002. The use of cash for investing activities was primarily attributable to purchases of equipment and investments in software and courseware development.

Cash provided by financing activities was $3,496,978 in 2003 and $1,783,762 in 2002.

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

In September 2003, we raised $825,330 through the private placement of 318,660 units, at a purchase price of $2.59 per unit. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock with an exercise price of $2.59 per share. In October 2003, we raised an additional $200,000 through the sale of an additional 77,220 units at $2.59 per unit. In connection with this financing, we paid a placement agent a fee equivalent to 7% of the amount raised, paid in units. Under the terms of the financing, because we did not raise an additional $2,000,000 in equity financing by November 15, 2003, on that date the unit holders became entitled to receive additional shares of common stock as if the purchase price per share of common stock had equaled $2.00 when the units were purchased, and the exercise price of the warrants decreased to $2.00 per share.

In March 2004, VCampus raised $5,000,000 in gross cash proceeds through the private placement of 20 units, at a purchase price of $200,000 per unit, and Series B senior secured convertible notes in the aggregate principal amount of $1,000,000. Each unit consists of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock. We issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. We issued to the Series B noteholders  five-year warrants to purchase an aggregate of 383,439 shares of common stock. The initial exercise price for the warrants is $2.386 which is equal to the average closing price of VCampus’ common stock for the five trading days prior to the date of the closing. Upon shareholder approval of the private placement, the exercise price of the warrants would adjust to $1.63 per share.

Upon approval of the private placement by VCampus’ stockholders, $18,500 of principal of each of the Series A notes would automatically convert into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes would automatically convert into common stock at $1.63 per share. The total principal amount for both Series to be converted upon approval of the stockholders would be $999,625. Therefore, assuming shareholder approval, a total of $2,650,000 of the placement would be categorized as equity and $2,650,000 as senior debt. The notes mature on April 1, 2009 and bear interest at the rate of 8% per annum payable quarterly in cash or stock (at the conversion price) at VCampus’ option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments. The notes do not become convertible into common stock unless and until stockholder approval is obtained. The notes are subject to immediate redemption if stockholder approval is not obtained within 60 days of closing.

We have sustained continuing operating losses in 2003 and had an accumulated deficit of $90.4 million as of December 31, 2003. We expect negative cash flow from operations to continue until the online revenue stream matures. We believe we have adequate capital from the March 2004 financing and access to adequate additional resources to fund operations until operations reach cash flow positive. However, in the event revenues do not meet anticipated levels or we are unable to raise additional funding to meet working capital requirements, we may need to further reduce operating expenses. If we are unable to raise additional funding to meet working capital requirements, we may be unable to maintain compliance with Nasdaq SmallCap Market listing requirements and we might not be able to achieve our business objectives. VCampus believes it has available capital on hand and sources for additional debt or equity capital in amounts necessary to meet its cash needs through 2004 and into 2005. However, such capital, if needed and available, may not have terms favorable to us or our current stockholders. Furthermore, the terms of the debt and equity financing conducted in March 2004, which includes antidilution protection, may significantly hinder our ability to raise further capital in the future.

If we do not address our capital and funding needs, we will be materially adversely affected. Our future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for our products and services, maintenance and renewal of customer contracts, customer demands for technology upgrades, the types of arrangements that we may enter into with customers and agents, and the extent to which we invest in new technology and research and development projects.

As of December 31, 2003, we had net operating loss carryforwards of approximately $60.1 million for federal income tax purposes, which will expire at various dates through 2023. Our ability to utilize all of our net operating loss and credit carryforwards may be limited by changes in ownership. We have recognized a full valuation allowance against these deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets.

Contractual Obligations

Our future liquidity and capital resources will be affected by our contractual obligations. Our significant contractual obligations as of December 31, 2003 are for debt and operating leases and purchase obligations. These obligations are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1-3 years	4-5 years	After 5 Years
Notes payable(1)	$225,000	$225,000	$—	$—	$—
Operating leases	3,396,143	509,735	1,622,806	1,164,634	98,968
Purchase obligation(2)	160,624	128,499	32,125	—	—
Total contractual obligations	$3,781,767	$863,234	$1,654,931	$1,164,634	$98,968

(1)          In December 2001 and January 2002, we raised $825,000 and $100,000 through the issuance of 8% debentures together with five-year, fully vested warrants to purchase 132,143 shares of common stock at $4.00 per share. We allocated the proceeds of the offering to the debentures and the warrants based on their relative fair values. The amount allocated to the warrants was recorded as a debt discount and is being amortized to interest expense over the period the debentures are expected to be outstanding. In March 2002, we issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest. In May 2002, we issued of 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730. The unamortized debt discount at December 31, 2003 was $0. The remaining $225,000 of principal and accrued interest under the debentures was due and payable at December 31, 2003. The $225,000 of debt was paid off in full in March 2004.

(2)          In December 2000, we entered into a three-year (subsequently amended to a four-year) reseller agreement with a vendor to resell certain courseware. The agreement, as amended, requires us to generate sales of the vendor’s courseware sufficient to generate royalties of $650,000 over the four-year period. As of December 31, 2003, we were required to generate sales sufficient to generate royalties of $158,985 prior to December 31, 2004.

We have not engaged in off-balance sheet financing or commodity contract trading.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, the Company is exposed to a variety of risks including market risk associated with interest rate movements. The Company’s exposure to market risk for changes in interest rates relates primarily to any investments the Company may hold at various times and also related to its long-term debt. When investing, the Company’s purchases consist of highly liquid investments with maturities at the date of purchase generally no greater than twelve months, thus, due to the short-term nature of such investments and the Company’s usual intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on the Company’s results of operations. In addition, all of the Company’s long-term debt obligations are at fixed interest rates. Given the fixed rate nature of the debt, the impact of interest rate changes also would not have a material impact on the Company’s results of operations.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in this Report at pages F-1 through F-35. See Index to Consolidated Financial Statements on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 16, 2003 we announced that Ernst & Young LLP (“E&Y”), our independent auditor, notified us that it intended to resign as our independent auditor following completion of its review of the third quarter financial statements and our filing of same with the SEC on or about November 14, 2003. E&Y determined, based solely on its own business reasons, that it was no longer in the best interest of E&Y or VCampus for E&Y to continue to serve as our independent auditor beyond that date. Following the completion of E&Y’s review of the third quarter financials and the filing of our quarterly report for the period ended September 30, 2003, E&Y’s engagement as our independent auditor was terminated effective upon its resignation on November 20, 2003.

The decision to change independent auditors was not recommended by our Audit Committee, but in response to the notification, the Audit Committee did approve the change and authorized the initiation of a search for a new independent auditor. After a thorough search and interview process, the Audit Committee selected and engaged the firm of Reznick Fedder and Silverman to serve as our new independent auditor, effective on November 21, 2003. We did not, during our two most recent fiscal years or any subsequent interim period prior to the new engagement, consult our newly-appointed auditor regarding: (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

The reports of E&Y on our consolidated financial statements as of and for the fiscal years ended December 31, 2001 and 2002 contained no adverse opinion or disclaimer of opinion, nor were the reports modified or qualified as to uncertainty, audit scope or accounting principles.

In connection with E&Y’s audits for the fiscal years ended December 31, 2001 and December 31, 2002, and during the subsequent interim period preceding its resignation, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if they had occurred and not been resolved to the satisfaction of E&Y, would have caused E&Y to make reference to such disagreements in its reports on the consolidated financial statements for those years.

Item 9A. Controls and Procedures.

(a)   Disclosure Controls and Procedures: Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b)   Internal Control Over Financial Reporting: No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has material affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Report.

The Board of Directors has determined that Martin Maleska is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

The Board of Directors has adopted a code of conduct that applies to all of our directors and employees. Our Board has also adopted a separate code of conduct for our Chief Executive Officer, Chief Financial Officer and Controller, or persons performing similar functions. We will provide copies of our codes of conduct without charge upon request. To obtain a copy of our codes of conduct, please send your written request to VCampus Corporation, 1850 Centennial Park Drive, Suite 200, Reston, VA 20191, Attention: Chief Financial Officer.

The other information required by Item 10 of Form 10-K concerning the Registrant’s directors is incorporated by reference to the information under the heading “Proposal No. 1—Election of Directors” and “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Proposal No. 1—Election of Directors—Information Concerning the Board of Directors and Its Committees”, “Other Information—Executive Compensation”, “—Compensation of Directors”, “—Report of the Compensation Committee on Executive Compensation”, “—Compensation Committee Interlocks and Insider Participation” and “—Performance Graph” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information—Principal Stockholders” and “Other Information—Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading “Other Information—Certain Transactions” in the Proxy Statement.

Item 14. Controls and Procedures

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Other Information—Report of the Audit Committee” and “—Fees Paid to the Independent Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:

(1)   Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)   Financial Statement Schedules.

The following financial statement schedule is filed with this report: Schedule II—Valuation and Qualifying Account and Reserve

All other financial statement schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto and, therefore, have been omitted.

(3)   Exhibits.

Exhibit No.	Description
3.1(a)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(a)	Amended and Restated Bylaws, as currently in effect.
4.1(a)	Form of Common Stock certificate.
10.30(b)	Series C Preferred Stock and Warrant Purchase Agreement.
10.32(b)	Series D Preferred Stock Purchase Agreement dated June 29, 1998.
10.34(b)	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated June 26, 1998.
10.35(c)	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock dated June 25, 1998.
10.42(d)	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock.
10.47(e)	Stock Purchase Agreement dated as of January 11, 2000 by and among the Registrant and Mastech Corporation (now iGate Capital Corporation).
10.48(e)	Registration Rights Agreement dated as of January 11, 2000 by and among the Registrant and Mastech Corporation (now iGate Capital Corporation).
10.49(e)	Warrant issued to Mastech Corporation (now iGate Capital Corporation), dated as of January 11, 2000.
10.50(f)	Subscription Agreement dated as of April 20, 2000, by and between the Registrant and US West Internet Ventures, Inc, now Qwest Investment Company
10.51(f)	Registration Rights Agreement dated as of April 20, 2000 by and between the Registrant and US West Internet Ventures, Inc, now Qwest Investment Company.
10.52(f)	Warrant issued to US West Internet Ventures, Inc., now Qwest Investment Company, dated as of April 20, 2000.
10.54(g)*	Application Hosting Agreement dated April 20, 2000 between VCampus and US West Interprise America, Inc.
10.57(i)*	Contract with the General Services Administration dated April 18, 2001
10.58(j)	Form of Subscription Agreement dated as of May 29, 2001 by and between the registrant and the Purchasers.
10.59(j)	Form of Registration Rights Agreement dated as of May 29, 2001 by and between the registrant and the Purchasers.
10.60(j)	Warrant issued to the purchasers dated as of May 29, 2001.
10.61(j)	Warrant issued to the placement agent for the May 29, 2001 private placement.
10.62(k)	Termination of Employment Agreement with Narasimhan P. Kannan, dated December 31, 2001
10.63(l)	Certificate of Designations for the Series F-1 Preferred Stock, as filed in Delaware on March 28, 2002
10.64(l)	Certificate of Designations for the Series F-2 Preferred Stock, as filed in Delaware on May 8, 2002
10.65(l)	Form of purchase agreement for the issuance of Series F, F-1 and F-2 preferred stock

10.66(l)	Form of registration rights agreement covering the Series F, F-1 and F-2 preferred stock
10.67(l)	Form of warrant issued in connection with the Series F, F-1 and F-2 preferred stock financings
10.68(m)	Employment Agreement, dated June 3, 2002, with Christopher L. Nelson
10.69(n)	Certificate of Correction of Series C Convertible Preferred Stock filed in Delaware on July 2, 2002,
10.70(n)	Certificate of Correction of Series D Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.71(n)	Certificate of Correction of Series E Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.72(n)	Certificate of Correction of Series F Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.73(n)	Certificate of Correction of Series F-1 Convertible Preferred Stock filed in Delaware on July 2, 2002.
10.74(n)	Certificate of Correction of Series F-2 Convertible Preferred Stock filed in Delaware on July 10, 2002.
10.75(n)	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed in Delaware on July 3, 2002.
10.76(o)	Certificate of Designations for the Series G Preferred Stock filed with the Delaware Secretary of State on September 27, 2002.
10.77(o)	Form of Securities Purchase Agreement dated September 30, 2002 between the Registrant and the purchasers of Series G Preferred Stock.
10.78(o)	Form of Registration Rights Agreement dated September 30, 2002 between the Registrant and the purchasers of Series G Preferred Stock
10.79(o)	Form of Warrant issued on September 30, 2002 to the purchasers of Series G Preferred Stock.
10.80(p)	Amended and Restated Employment Agreement, dated December 18, 2002, with Daniel J. Neal.
10.81(p)	Employment Agreement, effective January 1, 2003, with Narasimhan P. Kannan
10.82(r)	Certificate of Designations for the Series H Preferred Stock filed in Delaware on May 12, 2003.
10.83(r)	Securities Purchase Agreement dated May 13, 2003 relating to the sale of Series H Preferred Stock and warrants.
10.84(r)	Form of warrant issued to the Series H holders on May 13, 2003.
10.85(r)	Registration Rights Agreement dated May 13, 2003 relating to the Series H financing.
10.86(s)	Amendment to the Certificate of Designations for the Series D Preferred Stock filed in Delaware on June 11, 2003.
10.87(s)	Amended employment agreement between VCampus and Narasimhan P. Kannan dated June 25, 2003.
10.88(s)	Amended employment agreement between VCampus and Christopher L. Nelson dated June 25, 2003.
10.89(s)	Form of Notice of Conversion of VCampus preferred stock.

10.90(s)	Form of warrant issued in connection with the conversion of VCampus preferred stock.
10.91	Purchase Agreement dated March 23, 2004 for the $5.3 million private placement
10.92	Form of Series A Senior Secured Convertible Note issued on March 23, 2004
10.93	Form of Series B Senior Secured Convertible Note issued on March 23, 2004
10.94	Form of Warrant issued on March 23, 2004 in connection with the $5.3 million private placement
10.95	Registration Rights Agreement dated March 23, 2004 entered into in connection with the $5.3 million private placement
10.96	Security Agreement dated March 23, 2004 entered into in connection with the $5.3 million private placement
21.1	List of Subsidiaries
23.1	Consent of Reznick, Fedder & Silverman, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.
99.1(q)	Securities Purchase Agreement dated December 28, 2001 between the Registrant and the Purchasers
99.2(q)	Form of Convertible Note issued December 28, 2001
99.3(q)	Certificate of Designations for the Series F Preferred Stock filed in Delaware on December 28, 2001
99.4(q)	Form of Warrant issued to the Series F holders on December 28, 2001
99.5(q)	Form of Warrant issued to the convertible noteholders on December 28, 2001
99.6(q)	Form of Registration Rights Agreement dated December 28, 2001
99.7(j)	Audit Committee Charter

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

(q)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed January 8, 2002

(r)            Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2003.

(s)            Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(t)             Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108380).

(u)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 21, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCAMPUS CORPORATION
By:	/s/ Narasimhan P. Kannan
Narasimhan P. Kannan, Chief Executive Officer

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Narasimhan P. Kannan	Chairman and Chief Executive Officer	March 30, 2004
Narasimhan P. Kannan	(Principal Executive Officer)
/s/ Christopher L. Nelson	Chief Financial Officer	March 30, 2004
Christopher L. Nelson	(Principal Financial and Accounting Officer)
/s/ Edson D. deCastro	Director	March 30, 2004
Edson D. deCastro
/s/ William E. Kimberly	Director	March 30, 2004
William E. Kimberly
/s/ Martin E. Maleska	Director	March 30, 2004
Martin E. Maleska
/s/ John D. Sears	Director	March 30, 2004
John D. Sears
/s/ Dennis J. Fischer	Director	March 30, 2004
Dennis J. Fischer

VCAMPUS CORPORATION

INDEPENDENT AUDITORS’ REPORT

Board of Directors
VCampus Corporation

We have audited the accompanying consolidated balance sheet of VCampus Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2003 as listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and financial statement schedule of the VCampus Corporation and subsidiaries as of December 31, 2002 and for each of the two years in the period ended December 31, 2002 were audited by other auditors whose report dated March 14, 2003, except for Note 17, as to which date was March 28, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCampus Corporation and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2003 presents fairly, in all material respects, the information set forth therein.

/s/ Reznick, Fedder & Silverman

Bethesda, Maryland
March 5, 2004, except for note 15, as to which the date is March 23, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
VCampus Corporation

We have audited the accompanying consolidated balance sheets of VCampus Corporation as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VCampus Corporation at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ ERNST & YOUNG LLP

McLean, Virginia
March 14, 2003, except for Note 17, as to which the date is March 28, 2003

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31 2002	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$727,466	$534,984
Accounts receivable, less allowance of $31,000 and $5,000 at December 31, 2002 and 2003, respectively	354,340	290,530
Loans receivable from related party	116,753	83,745
Loans receivable—current	38,689	40,526
Prepaid expenses and other current assets	659,587	691,781
Total current assets	1,896,835	1,641,566
Property and equipment, net	328,296	509,662
Capitalized software costs and courseware development costs, net	814,730	1,653,295
Loans receivable—less current portion	65,502	33,726
Other assets	190,446	127,598
Other intangible assets, net	748,492	569,494
Goodwill	328,317	328,317
Total assets	$4,372,618	$4,863,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$950,262	$1,222,987
Accrued expenses	827,860	369,763
Capital lease obligation	23,529	—
Notes payable	140,159	225,000
Deferred revenues	783,003	1,010,563
Total current liabilities	2,724,813	2,828,313
Commitments and contingencies:	—	—
Stockholders’ equity:
Series C convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $7,910,172 and $0 at December 31, 2002 and 2003, respectively; 1,000,000 shares authorized; 623,339 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively	6,233	—
Series D convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $8,363,924 and $0 at December 31, 2002 and 2003, respectively; 1,200,000 shares authorized; 1,013,809 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively	10,138	—
Series E convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,816,668 and $0 at December 31, 2002 and 2003, respectively; 3,000,000 shares authorized; 574,895 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively	5,749	—
Series F convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,050,000 and $0 at December 31, 2002 and 2003, respectively; 3,000,000 shares authorized; 3,000,000 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively	30,000	—
Series F-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $510,445 and $0 at December 31, 2002 and 2003, respectively; 1,458,413 shares authorized; 1,458,413 and 0 shares issued and outstanding at December 31, 2002 and, 2003, respectively	14,584	—
Series F-2 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $965,230 and $0 at December 31, 2002 and 2003, respectively; 60,000 shares authorized; 27,578 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively	276	—
Series G convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $1,091,652 and $0 at December 31, 2002 and 2003, respectively; 80,000 shares authorized; 49,320 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively	492	—
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 1,573,904 and 5,167,000 shares issued and outstanding at December 31, 2002 and 2003, respectively	15,739	51,670
Additional paid-in capital	85,771,622	92,376,579
Accumulated deficit	(84,207,028)	(90,392,904)
Total stockholders’ equity	1,647,805	2,035,345
Total liabilities and stockholders’ equity	$4,372,618	$4,863,658

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2001	2002	2003
Revenues:
Online tuition revenues	$5,781,285	$5,330,686	$5,508,154
Virtual campus software revenues	71,863	—	—
Online development and other revenues	687,232	495,425	448,082
Product sales revenues	45,038	—	—
Other service revenues	121,750	100,035	109,799
Instructor-led training revenues	102,584	—	—
Net revenues	6,809,752	5,926,146	6,066,035
Costs and expenses:
Cost of revenues	1,093,285	1,461,663	1,718,340
Sales and marketing	4,553,250	2,689,136	2,137,791
Product development and operations	2,273,145	2,535,849	2,474,856
General and administrative	2,044,716	1,692,851	1,909,814
Depreciation and amortization	2,154,152	1,355,837	879,966
Reorganization and other non-recurring charges	187,762	192,000	172,729
Stock-based compensation	440,898	76,172	126,056
Total costs and expenses	12,747,208	10,003,508	9,419,552
Loss from operations	(5,937,456)	(4,077,362)	(3,353,517)
Other income	—	421,842	207,138
Interest income (expense)	4,563	(220,145)	(112,644)
Loss on debt extinguishment	—	(503,246)	—
Net loss	(5,932,893)	(4,378,911)	(3,259,023)
Dividends to preferred stockholders	(649,147)	(2,768,394)	(2,926,854)
Net loss attributable to common stockholders	$(6,582,040)	$(7,147,305)	$(6,185,877)
Basic and diluted net loss per share	$(5.23)	$(4.79)	$(1.81)

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2000	623,339	$6,233	1,070,643	$10,706	574,557	$5,746
Issuance of Series E convertible Preferred Stock	—	—	—	—	187,500	1,875
Issuance of Preferred Stock-Series E dividends	—	—	—	—	89,472	895
Issuance of Series F convertible Preferred Stock	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Conversion of Preferred Stock to Common Stock	—	—	(56,834)	(568)	(306,454)	(3,065)
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	—	—	—	—	—
Issuance of common stock-Series D dividends	—	—	—	—	—	—
Exercise of options and warrants	—	—	—	—	—	—
Stock, stock options and warrants issued for services and in connection with debt and equity offerings	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2001	623,339	$6,233	1,013,809	$10,138	545,075	$5,451
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	29,820	298
Issuance of Series F convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series F-1 convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series F-2 convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series F-2 convertible Preferred Stock—primarily in connection with cancellation of debt	—	—	—	—	—	—
Issuance of Series G convertible Preferred Stock	—	—	—	—	—	—
Series F convertible Preferred Stock subscribed	—	—	—	—	—	—
Issuance of Common Stock in connection with reverse stock split	—	—	—	—	—	—
Issuance of common stock—for payment of Series D dividends	—	—	—	—	—	—
Exercise of options & warrants	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2002	623,339	$6,233	1,013,809	$10,138	574,895	$5,749
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	9,940	100
Issuance of Series G convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series H convertible Preferred Stock	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Conversion of Preferred Stock to common stock	(623,339)	(6,233)	(1,013,809)	(10,138)	(584,835)	(5,849)
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at December 31, 2003	—	$—	—	$—	—	$—

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Series F Convertible Preferred Stock		Series F-1 Convertible Preferred Stock		Series F-2 Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2000	—	$—	—	$—	—	$—
Issuance of Series E convertible Preferred Stock	—	—	—	—	—	—
Issuance of Preferred Stock-Series E dividends	—	—	—	—	—	—
Issuance of Series F convertible Preferred Stock	2,642,836	26,428	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Conversion of Preferred Stock to Common Stock	—	—	—	—	—	—
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	—	—	—	—	—
Issuance of common stock-Series D dividends	—	—	—	—	—	—
Exercise of options and warrants	—	—	—	—	—	—
Stock, stock options and warrants issued for services and in connection with debt and equity offerings	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2001	2,642,836	$26,428	—	$—	—	$—
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	—	—
Issuance of Series F convertible Preferred Stock	357,164	3,572	—	—	—	—
Issuance of Series F-1 convertible Preferred Stock	—	—	1,458,413	14,584	—	—
Issuance of Series F-2 convertible Preferred Stock	—	—	—	—	17,859	179
Issuance of Series F-2 convertible Preferred Stock—primarily in connection with cancellation of debt	—	—	—	—	9,719	97
Issuance of Series G convertible Preferred Stock	—	—	—	—	—	—
Series F convertible Preferred Stock subscribed	—	—	—	—	—	—
Issuance of Common Stock in connection with reverse stock split	—	—	—	—	—	—
Issuance of common stock—for payment of Series D dividends	—	—	—	—	—	—
Exercise of options & warrants	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2002	3,000,000	$30,000	1,458,413	$14,584	27,578	$276
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	—	—
Issuance of Series G convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series H convertible Preferred Stock	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Conversion of Preferred Stock to common stock	(3,000,000)	(30,000)	(1,458,413)	(14,584)	(27,578)	(276)
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at December 31, 2003	—	$—	—	$—	—	$—

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Series G Convertible		Series H Convertible				Additional	Preferred
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed
Balance at December 31, 2000	—	$—	—	$—	951,006	$9,510	$73,584,602	$—
Issuance of Series E convertible Preferred Stock	—	—	—	—	—	—	186,453	—
Issuance of Preferred Stock-Series E dividends	—	—	—	—	—	—	(895)	—
Issuance of Series F convertible Preferred Stock	—	—	—	—	—	—	750,214	(100,000)
Issuance of Common Stock	—	—	—	—	313,738	3,137	2,912,565	—
Conversion of Preferred Stock to Common Stock	—	—	—	—	36,328	363	3,270	—
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	—	—	—	118,378	1,184	1,156,554	—
Issuance of common stock-Series D dividends	—	—	—	—	49,461	495	278,298	—
Exercise of options and warrants	—	—	—	—	85	1	101	—
Stock, stock options and warrants issued for services and in connection with debt and equity offerings	—	—	—	—	872	9	1,001,730	—
Net loss	—	—	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—	37,615	—
Balance at December 31, 2001	—	$—	—	$—	1,469,868	$14,699	$79,910,507	$(100,000)
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	—	—	10,655	—
Issuance of Series F convertible Preferred Stock	—	—	—	—	—	—	121,435	—
Issuance of Series F-1 convertible Preferred Stock	—	—	—	—	—	—	583,894	—
Issuance of Series F-2 convertible Preferred Stock	—	—	—	—	—	—	604,886	—
Issuance of Series F-2 convertible Preferred Stock—primarily in connection with cancellation of debt	—	—	—	—	—	—	594,198	—
Issuance of Series G convertible Preferred Stock	49,320	492	—	—	—	—	1,256,337	—
Series F convertible Preferred Stock subscribed	—	—	—	—	—	—	—	100,000
Issuance of Common Stock in connection with reverse stock split	—	—	—	—	73	—	—	—
Issuance of common stock—for payment of Series D dividends	—	—	—	—	81,325	813	277,952	—
Exercise of options & warrants	—	—	—	—	1,844	19	1,078	—
Compensatory stock, stock options and warrants	—	—	—	—	20,794	208	2,410,679	—
Net loss	—	—	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—	—	—
Balance at December 31, 2002	49,320	$492	—	$—	1,573,904	$15,739	$85,771,622	$—
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	—	—	3,248	—
Issuance of Series G convertible Preferred Stock	28,721	288	—	—	—	—	874,649	—
Issuance of Series H convertible Preferred Stock	—	—	7,503	75	—	—	1,740,165	—
Issuance of Common Stock	—	—	—	—	548,551	5,486	899,844	—
Conversion of Preferred Stock to common stock	(78,041)	(780)	(7,503)	(75)	3,008,886	30,088	37,847	—
Compensatory stock, stock options and warrants	—	—	—	—	35,659	357	3,049,204	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2003	—	$—	—	$—	5,167,000	$51,670	92,376,579	$—

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2000	$(70,585,416)	$3,031,381
Issuance of Series E convertible Preferred Stock	—	188,328
Issuance of Preferred Stock-Series E dividends	—	—
Issuance of Series F convertible Preferred Stock	—	676,642
Issuance of Common Stock	—	2,915,702
Conversion of Preferred Stock to Common Stock	—	—
Issuance of Common Stock primarily in connection with conversion of debt to equity	—	1,157,738
Issuance of common stock-Series D dividends	—	278,793
Exercise of options and warrants	—	102
Stock, stock options and warrants issued for services and in connection with debt and equity offerings	(225,000)	776,739
Net loss	(5,932,893)	(5,932,893)
Dividends on convertible preferred stock	(316,414)	(278,799)
Balance at December 31, 2001	$(77,059,723)	$2,813,733
Issuance of Preferred Stock for payment of Series E Dividends	(10,954)	(1)
Issuance of Series F convertible Preferred Stock	—	125,007
Issuance of Series F-1 convertible Preferred Stock	(44,282)	554,196
Issuance of Series F-2 convertible Preferred Stock	—	605,065
Issuance of Series F-2 convertible Preferred Stock—primarily in connection with cancellation of debt	(81,894)	512,401
Issuance of Series G convertible Preferred Stock	(198,166)	1,058,663
Series F convertible Preferred Stock subscribed	—	100,000
Issuance of Common Stock in connection with reverse stock split	—	—
Issuance of common stock—for payment of Series D dividends	—	278,765
Exercise of options & warrants	—	1,097
Compensatory stock, stock options and warrants	(2,154,298)	256,590
Net loss	(4,378,911)	(4,378,911)
Dividends on convertible preferred stock	(278,800)	(278,800)
Balance at December 31, 2002	$(84,207,028)	$1,647,805
Issuance of Preferred Stock for payment of Series E Dividends	(3,348)	—
Issuance of Series G convertible Preferred Stock	—	874,937
Issuance of Series H convertible Preferred Stock	—	1,740,240
Issuance of Common Stock	—	905,330
Conversion of Preferred Stock to common stock	—	—
Compensatory stock, stock options and warrants	(2,923,505)	126,056
Net loss	(3,259,023)	(3,259,023)
Balance at December 31, 2003	$(90,392,904)	$2,035,345

The accompanying notes are an integral part of the consolidated financial statements.

CAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2002	2003
Operating Activities
Net loss	$(5,932,893)	$(4,378,911)	$(3,259,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,095,703	694,998	283,354
Amortization	1,058,449	660,839	596,611
Bad debt expense	—	6,833	8,622
Loss on debt extinguishment	—	503,246	—
Impairment of capitalized software and courseware development costs	—	276,535	—
Non-cash stock option and stock warrant expense	444,090	76,172	126,056
Write-off of note receivable	—	120,693	—
Debt discount amortization	—	214,574	84,841
Decrease in allowance for doubtful accounts	(118,471)	(68,386)	(26,019)
Changes in operating assets and liabilities:
Accounts receivable	156,266	382,225	81,20789,829
Prepaid expenses and other current assets	93,746	(438,353)	(32,194)
Other assets	7,798	52,440	62,848
Accounts payable and accrued expenses	(296,903)	(543,645)	(185,971)
Deferred revenues	238,322	(220,889)	227,560
Net cash used in operating activities	(3,253,893)	(2,661,629)	(2,032,108)
Investing Activities
Purchases of property and equipment	(32,863)	(85,539)	(464,720)
Capitalized software and courseware development costs	(453,257)	(383,789)	(1,255,579)
Proceeds from loans receivable from related party	—	23,097	36,000
Interest on loans receivable from related party	(8,001)	(6,500)	(2,992)
Proceeds from loans receivable	63,267	37,085	35,000
Advances under loans receivable	(10,199)	(6,792)	(5,061)
Net cash used in investing activities	(441,053)	(422,438)	(1,657,352)
Financing Activities
Proceeds from issuance of Common Stock	2,763,701	1,096	905,330
Proceeds from the issuance of Series E convertible Preferred Stock	188,328	—	—
Proceeds from the issuance of Series F convertible Preferred Stock, net of offering costs	752,642	225,007	—
Proceeds from the issuance of Series F-2 convertible Preferred Stock, net of offering costs	—	605,065	—
Proceeds from the issuance of Series G convertible Preferred Stock, net of offering costs	—	1,058,663	874,937
Proceeds from the issuance of Series H convertible Preferred Stock, net of offering costs	—	—	1,740,240
Payments on capital lease obligations	(127,799)	(206,069)	(23,529)
Proceeds from notes payable	1,902,641	100,000	—
Net cash provided by financing activities	5,479,513	1,783,762	3,496,978
Net increase (decrease) in cash and cash equivalents	1,784,567	(1,300,305)	(192,482)
Cash and cash equivalents at the beginning of the year	243,204	2,027,771	727,466
Cash and cash equivalents at the end of the year	$2,027,771	$727,466	534,984
Supplemental cash flow information:
Interest paid	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

VCampus Corporation (the “Company”) was incorporated in Virginia in 1984 and reincorporated in Delaware in 1985. The Company is an e-learning Application Services Provider, or ASP, that manages and hosts turnkey, Internet-based learning environments for corporations, government agencies, institutions of higher education, and associations. The Company has developed proprietary software for the creation and hosting of a virtual campus, or “vcampus,” that enables its customers to offer Internet-based training to their customers, sales channel partners, employees and students. The Company’s services cover a broad range of e-learning programs, from enrollment and payment to course development and delivery, as well as tracking of students’ progress and reporting of the results.

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

Non-Cash Financing Activities

In August 2001, the Company issued 10,000 shares of its common stock with a value of $152,000 to a third party who assisted the Company with its financing activities. Upon completion of the December 2001 debt and equity financing, $76,000 of the total value of the shares was allocated to the Series F Preferred Stock offering as an equity issuance cost. The remaining amount was allocated to the 8% debentures as deferred debt issuance costs and was recognized as interest expense over the period the debentures were outstanding.

In November 2002, the Company issued 120 shares of Series G Preferred Stock with an aggregate value of $2,988 and five-year fully vested warrants to purchase 300 shares of common stock with an exercise price of $2.74 per share to a placement agent in connection with private placement of its Series G Preferred Stock. As this was a placement of preferred stock, the fair value of the common stock and warrants issued to the placement agent was accounted for as cost of capital.

In February 2003, the Company issued 226 shares of Series G Preferred Stock with an aggregate value of $8,927 and five-year fully vested warrants to purchase 564 shares of common stock with an exercise price of $2.99 per share to a placement agent in connection with private placement of its Series G Preferred

Stock. As this was a placement of preferred stock, the fair value of the common stock and warrants issued to the placement agent was accounted for as cost of capital.

In September and October 2003, the Company issued an aggregate of 27,711 shares of its common stock with an aggregate value of $71,771 and three-year fully vested warrants to purchase 27,711 shares of common stock with an exercise price of $2.59 per share to a placement agent in connection with the financings completed in that period. As this was a placement of common stock, the fair value of the common stock and warrants issued to the placement agent was accounted for as cost of capital.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Loans Receivable

The Company periodically assesses the collectibility of its loans receivable and records balances due at the amount it believes it will be able to collect during the term of the loan. The Company had a loan receivable resulting from the 1999 sale of HTR’s Knowledgeworks business totaling approximately $123,000. During 2002, the Company determined that the loan receivable was impaired and wrote off the remaining balance totaling approximately $121,000. No interest income was recognized for the years ended December 31, 2001, 2002 and 2003.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of two to seven years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life. Depreciation expense on equipment obtained under capital lease obligations is included with depreciation expense for similar types of equipment. Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred.

Capitalized Software and Courseware Development Costs

During 2001, 2002 and 2003, the Company capitalized certain software and courseware development costs. The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. The Company capitalizes costs incurred during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the vcampus or courseware, typically two to three years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. During 2001, 2002 and 2003, the Company recognized amortization of capitalized software and courseware development costs of $533,931, $438,754 and $417,613, respectively. During 2002, the Company wrote off $276,535 in capitalized software and courseware development costs for courses within the telecommunications industry segment determined to have no future value. The write-off, which represents the carrying value of the courses, has been included in product development costs in the 2002 statement of operations.

Web Site Development Costs

The Company accounts for web site development costs in accordance with Emerging Issues Task Force Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”). The implementation of EITF 00-2 did not have a material impact on the Company’s financial position or results of operations. In 2001, 2002 and 2003 all web site development costs were incurred in the operating stage, including maintenance and minor enhancements and upgrades, and were expensed as incurred.

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

The Company performed the initial goodwill impairment test required by SFAS 142 during the second quarter of fiscal 2002. The Company considers itself to be a single reporting unit. Accordingly, all of the Company’s goodwill is associated with the entire Company. The Company performed its initial impairment test and as of June 30, 2002, based on the Company’s market capitalization; there was no impairment of goodwill recorded upon implementation of SFAS 142. The Company will continue to test for impairment on an annual basis, coinciding with its fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company performed its annual impairment test as of December 31, 2003, and concluded that no impairment charge was required.

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

Revenue Recognition

The Company currently derives its revenues from the following sources: online tuition revenues, development and other revenues and other service revenues.

Online tuition revenues are generated primarily through three types of contracts: (i) contracts with higher education partners, (ii) corporate subscriptions, and (iii) corporate usage. For higher education partner contracts and corporate subscriptions, revenue is recognized ratably (on a straight-line basis) over the semester term and subscription period, respectively. For corporate usage contracts, revenue is recognized upon enrollment in a course. Once a student has enrolled in a course, he cannot cancel delivery of a course or receive a refund. Initial set-up fees related to all online tuition services are recognized ratably (on a straight-line basis) over the respective contract term.

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

The Company accounts for cash received from customers as prepayments for future services as deferred revenue. The Company recognizes revenue associated with those cash receipts in accordance with the above policies.

In 2001 and 2002 two customers individually represented 17% and 11% and 28% and 12%, respectively, of net revenues. In 2003, three customers individually accounted for approximately 36%, 18% and 15%, respectively, of net revenues.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS 123 (“SFAS 148”).

Stock options and warrants granted to non-employees are accounted for using the fair value method in accordance with the SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The following table illustrates the pro forma effect on net loss attributable to common stockholders (net loss) and pro forma net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	2001	2002	2003
Pro forma net loss:
As reported	$(6,582,040)	$(7,147,305)	$(6,185,877)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	440,898	76,172	126,056
Deduct: Total employee non cash stock compensation expense determined under fair value based method for all awards	(5,501,385)	(4,996,214)	(5,486,954)
Pro forma net loss	$(11,642,527)	$(12,067,347)	$(11,546,775)
Net loss per common share:
Basic and diluted—as reported	$(5.23)	$(4.79)	$(1.81)
Basic and diluted—pro forma	$(9.25)	$(8.08)	$(3.37)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following assumptions:

	2001	2002	2003
Dividend yield	0%	0%	0%
Volatility	133%	133%	126%
Average risk-free interest rate	4.78%	4.39%	3.52%
Expected term	7 years	7 years	7 years

Concentration of Credit Risk

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations.

One customer represented 19% of accounts receivable at December 31, 2002. Three customers represented 18%, 13% and 26% of accounts receivable at December 31, 2003.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, loans receivable, accounts payable, accrued expenses, deferred revenues and notes payable approximated their fair values based on the short-term maturities of these instruments.

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

Royalties are classified as a cost of revenues and amounted to approximately $675,000, $1,325,000 and $1,530,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $49,000, $0 and $0 for the years ended December 31, 2001, 2002, and 2003 respectively.

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

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149, which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), Accounting for Certain Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning September 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

In July 2003, the EITF reached a consensus on Issue 03-7 ( EITF 03-7 ), Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument that Permits or Requires the Conversion Spread to be Settled in Stock (Instrument C of EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion ). The consensus was reached that upon settlement of a security with the characteristics of Instrument C in Issue 90-19 by payment of the accreted value of the obligation (recognized liability) in cash and settlement of the conversion spread (unrecognized equity instrument) with stock, only the cash payment should be considered in the computation of gain or loss on extinguishment of the recognized liability. That is, any shares transferred to settle the embedded equity instrument (referred to as the excess conversion spread in Issue 90-19) would not be considered in the settlement of the debt component. This consensus is effective for settlement transactions entered into on or after the beginning of the Company’s first interim period beginning after August 13, 2003. The Company does not expect the adoption of EITF 03-7 to have a material impact on its financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) which revises or rescinds certain sections of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s financial position and results of operations.

Risks and uncertainties

The Company is subject to all of the risks inherent in a company that operates in the intensely competitive Internet industry, providing a service is relatively new and constantly evolving. These risks include, but are not limited to, market acceptance of the Company’s products and services, and reliance on third-party software incorporated in the Company’s products. the Company’s operating results may be materially affected by the foregoing factors.

Management’s Plans

The Company has incurred significant losses in the current and prior periods. The Company expects negative cash flow from operations to continue until the online revenue stream matures. The Company believes it has adequate capital from the March 2004 financing and access to adequate additional resources to fund operations through 2004 and into 2005. However, in the event revenues do not meet anticipated levels or the Company is unable to raise additional funding to meet working capital requirements, the Company may need to further reduce operating expenses. If the Company is unable to raise additional funding to meet working capital requirements, it may be unable to maintain compliance with Nasdaq SmallCap market listing requirements. The Company believes it has available capital on hand and sources for additional debt or equity capital in amounts necessary to, in addition to operating sources, meet its cash needs through 2004. However, such capital, if needed and available may not have terms favorable to the Company or its current stockholders. Furthermore, the terms of the debt and equity financing conducted in March 2004, which includes antidilution protection, may significantly hinder the Company’s ability to raise further capital in the future. See Note 15.

If the Company does not address its funding needs, it will be materially adversely affected. the Company’s future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services, customer demands for technology upgrades, the types of arrangements that the Company may enter into with customers and agents, and the extent to which the Company invests in new technology and research and development projects.

Reclassifications

Certain revenues and corresponding expenses included in these financial statements have been reclassified from the presentation in prior periods.

While this reclassification causes revenues and expenses reported herein to be lower than previously reported, it has no impact on previously reported assets, liabilities or net loss.

The effect of this reclassification was to reduce Revenues, and Sales and Marketing Expenses by $275,528 and $163,479 for the years ended December 31, 2002 and 2001, respectively.

3. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2002	2003
Equipment	$3,265,065	$3,396,281
Computer software	973,286	1,304,550
Leasehold improvements	152,118	154,358
Furniture and fixtures	572,218	572,218
	4,962,687	5,427,407
Less accumulated depreciation	(4,634,391)	(4,917,745)
Total	$328,296	$509,662

Equipment recorded under capital lease obligations aggregated $387,662 at December 31, 2002. Accumulated depreciation of assets under capital lease obligations totaled $325,932 at December 31, 2002. At December 31, 2003, the Company had no equipment under capital lease obligations.

4. Capitalized Software and Courseware Development Costs

Capitalized software and courseware development costs consisted of the following:

	December 31,
	2002	2003
Capitalized software costs	$3,584,243	$4,678,902
Capitalized courseware development costs	937,724	1,098,644
	4,521,967	5,777,546
Less accumulated amortization	(3,707,237)	(4,124,251)
Total	$814,730	$1,653,295

5. Goodwill and Other Intangible Assets

Other intangible assets were comprised of:

	December 31,
	2002	2003
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(984,848)	(1,163,846)
	$748,492	$569,494

Amortization expense for other intangible assets is expected to be as follows:

2004	$178,991
2005	133,490
2006	110,740
2007	66,078
2008	43,747
Thereafter	36,448
$569,494

Amortization expense related to intangible assets subject to amortization totaled $361,693, $215,855 and $178,998 at December 31, 2001 2002 and 2003, respectively.

With the adoption of SFAS 142, amortization of goodwill was discontinued as of January 1, 2002. The following information reconciles reported net loss attributable to common stockholders to adjusted net loss, including goodwill amortization previously recorded.

2001
Pro forma net loss:
As reported	$(6,582,040)
Impact of SFAS 142	128,447
Pro forma net loss	$(6,453,593)
Pro forma net loss per common share—basic and diluted	$(5.13)

6. Restructuring of Operations and Other Non-Recurring Items

During 2000, the Company implemented a plan to close certain office facilities related to HTR’s non-online business. The plan resulted in the closure of the Company’s facilities located in Dallas, Texas, Rockville, Maryland and Washington, D.C. As a result, the Company recorded a restructuring charge of approximately $335,000 in 2000 included in reorganization and other non-recurring charges in the 2000 statement of operations. The restructuring charge included expenses related to facilities lease cancellations and write-down of assets no longer in use. During 2000, the Company paid no cash under the restructuring accrual. Included in accounts payable and accrued expenses at December 31, 2000 is approximately $335,000, primarily representing future lease termination payments. All termination fees were paid in the second quarter of 2001. The operating activities of the discontinued operations were not tracked separately by the Company. During 2002, the Company recorded an additional expense of $192,000 to adjust its accrual related to the minimum amount due under a lease for HTR’s Rockville, Maryland facility. In June 2003, the Company and the landlord at its Rockville, Maryland facility agreed to a settlement regarding the leased space that the Company vacated in December 2000. During 2003, the Company paid the landlord a total of $300,000 (plus a $24,000 security deposit retained by the landlord) to terminate the lease agreement.

In December 2001, the employment agreement between the Company and its Chairman was terminated, resulting in $187,762 of severance related expense.

In June 2002, a former employee (separated in June 1998) filed suit against the Company in Dallas County, Texas. To avoid further litigation expenses and the risk of an adverse ruling, in June 2003 the Company paid the employee $99,999 in full settlement of all the claims, including the plaintiff’s attorneys’ fees.

7. Loans Receivable from Related Party

Loans receivable from a Company officer are unsecured and amounted to $116,753 and $83,745 as of December 31, 2002 and 2003, respectively. The Company accrues interest on the loans receivable at a rate of prime less 1%. Interest income related to loans receivable amounted to $8,001, $6,384 and $2,992 during the years ended December 31, 2001, 2002 and 2003, respectively. Amounts repaid on loans receivable from related parties were $0, $23,097 and $36,000 in 2001, 2002 and 2003, respectively.

8. Notes Payable

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

In December 2001 and January 2002, the Company raised $925,000 through the issuance of 8% debentures together with five-year, fully vested warrants to purchase 132,143 shares of common stock at $4.00 per share. The Company allocated the proceeds of the offering to the debentures and the warrants based on their relative fair values using the Black-Scholes option pricing model. The amount allocated to the warrants ($335,841 and $40,708 for the 2001 and 2002 funding, respectively), was recorded as a debt discount and was amortized to interest expense over the period the debentures were outstanding. In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest. In May 2002, the Company issued of 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730. Upon shareholder approval of the debt financing, the Company recorded an additional $91,563 of debt discount for the instruments’ beneficial conversion feature. The unamortized debt discount at December 31, 2002 and 2003 was $84,841 and $0, respectively. Principal and accrued interest under the debentures is due and payable at December 31, 2003. The debentures are convertible into shares of the Company’s common stock at the election of the holders at a conversion price of $3.50 per share. Principal and accrued interest of $225,000 and approximately $40,000 under the debentures were repaid in March 2004. See Note 15.

9. Commitments and Contingencies

Leases

The Company leases office space and office equipment under non-cancelable operating lease agreements with various renewal options. Future minimum lease payments may be periodically adjusted based on changes in the lessors’ operating charges. Rent expense for the years ended December 31, 2001, 2002 and 2003 was $486,479, $521,953 and $520,743, respectively.

As of December 31, 2003, payments due under non-cancelable operating leases were as follows:

2004	$509,735
2005	525,027
2006	540,778
2007	557,001
2008	573,711
Thereafter	689,890
$3,396,143

Employment Agreements

The Company has entered into employment agreements with certain members of management. These agreements specify minimum annual salaries as well as discretionary bonus amounts to be paid over the next year.

Purchase Commitment

Effective December 15, 2000 the Company entered into a three-year (subsequently amended to a four-year) agreement with a vendor to resell certain software. The agreement, as amended, specifies a minimum contract commitment of $650,000 over the four-year period. Amounts paid under the agreement during the years ended December 31, 2001, 2002 and 2003 were $143,000, $144,697 and $201,552, respectively.

Litigation

In June 2002, a former employee (separated in June 1998) filed suit against the Company in Dallas County, Texas. To avoid further litigation expenses and the risk of an adverse ruling, in June 2003 the Company paid the employee $99,999 in full settlement of all the claims, including the plaintiff’s attorneys’ fees.

In June 2003, the Company and the landlord at its Rockville, Maryland facility agreed to a settlement regarding the leased space that we had vacated in December 2000. The Company paid the landlord a total of $300,000 (plus a $24,000 security deposit retained by the landlord) to terminate the lease agreement. As of December 31, 2002 the Company had accrued $253,051 for this liability on its balance sheet.

In 2002, the Virginia Department of Taxation completed an audit of the Company’s sales and use tax payments from August 1998 through October 2001. In July 2002, the Company received a draft assessment which contemplated a payment of taxes, penalties and interest by the Company of $212,719, primarily associated with the Company’s alleged failure to assess use tax on third-party royalties paid by the Company to content providers for courses we delivered online. The Company paid the sales and use tax and interest on non-contested items, which amounted to $18,928 out of the $212,719. The Company has formally contested the remaining items covered by the draft assessment, including the assessment of use tax on the royalties paid by the Company to content providers for courses the Company delivered online as well as the methodology used by the Virginia Department of Taxation to estimate the royalties. In

July 2003, the assessment was reduced by the Virginia Department of Taxation to $86,678 including interest of $17,278. In October 2003, the Company appealed the assessment. In March 2004, the Company was notified that this appeal remains under review. The Company does not have a firm estimate of the probability of liability for this issue or the amount of anticipated legal costs, but has reason to believe that the potential liability will be reduced to the point where it will not be considered material. Accordingly, the Company cannot estimate at this time the amount of liability to be incurred, if any. No amounts have been accrued in the consolidated financial statements for this potential liability.

10. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2002	2003
Accrued royalties	$230,679	—
Accrued payroll and payroll taxes	62,333	23,010
Accrued reorganization and non recurring costs	276,103	—
Accrued vacation	41,063	59,230
Other	217,682	287,523
	$827,860	369,763

Accrued payroll as of December 31, 2002 and 2003 primarily consists of earned but unpaid commissions and bonuses.

Accrued reorganization and non recurring costs as of December 31, 2002 primarily consist of an accrual in connection with the minimum payment due under a lease for HTR’s Rockville, Maryland lease. See Note 6.

11. Stockholders’ Equity

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

Conversion of Preferred Stock

On June 6, 2003, pursuant to approvals obtained at its annual meeting of stockholders, together with agreements signed by holders of its preferred stock, the Company converted of all of the outstanding shares of each of its eight classes of preferred stock into a total of 3,007,453 shares of common stock. The conversions were effective on June 6, 2003 at conversion prices ranging from $2.196 to $69.82 per share. This recapitalization removed a total of approximately $24.3 million of preferred stock liquidation preference that was formerly senior to the outstanding common stock and released the Company from the obligation to pay future dividends on the converted shares. As an incentive to induce the conversions, the Company issued warrants to the preferred stockholders to purchase a total of 451,445 shares of common stock at $3.85 per share. The Company valued the warrants using the Black-Scholes option pricing model and recognized a deemed dividend of $1,042,838, which represents the excess of the fair value of the warrants issued over the fair value of the stock issuable pursuant to the original conversion terms of the securities. As part of the recapitalization, the Company also issued a warrant to a preferred shareholder to purchase 166,155 shares of common stock at $2.20 per share in exchange for the cancellation of that shareholder’s warrant to purchase an equivalent number of shares of Series E preferred stock at the equivalent exercise price. The Company valued the warrants using the Black-Scholes option pricing model and recognized a deemed dividend of $12,211 upon the cancellation of the warrants to purchase shares of Series E preferred stock.

Series C Preferred Stock

In March 1998, the Company raised net proceeds of approximately $5,300,000 in a private placement of Series C Preferred Stock and warrants (the “Series C Preferred Stock”). In this transaction, the Company issued approximately 626,300 shares of the Series C Preferred Stock, which are convertible into approximately 75,910 shares of common stock. The Company also issued five-year warrants, which were fully vested, to purchase approximately 62,630 shares of common stock at an exercise price of $84.60 per share. The Series C Preferred stockholders were entitled to receive dividends if and when declared by the Board of Directors. The Series C Preferred Stock had a liquidation preference of $12.69 per share plus all declared but unpaid dividends upon sale or liquidation of the Company. The Company recorded deemed dividends of approximately $207,000 due to the Series C Preferred Stock being convertible to common stock at a discount from fair value on the date of issuance. In 1999, 2,954 shares of Series C Preferred Stock were converted into 358 shares of common stock. In January 2003, 11,817 shares of Series C Preferred Stock were converted into 1,433 shares of common stock. On June 6, 2003 the remaining 611,522 shares of Series C Preferred Stock were converted into 74,122 shares of common stock.

Series D Preferred Stock

In June 1998, the Company raised approximately $5,200,000 in net proceeds through its private placement of Series D Preferred Stock (the “Series D Preferred Stock”). In this transaction, the Company issued 1,082,625 shares of the Series D Preferred Stock, which are convertible to 108,263 common shares. The holders of Series D Preferred Stock were entitled to receive a 5% annual dividend compounded and paid semi-annually. Such dividends were payable, at the option of the Company, either in cash or in common stock. The Series D Preferred Stock had a liquidation preference of $8.25 per share plus all declared but unpaid dividends upon sale or liquidation of the Company.

In 2000 and 2001, 2,727 and 56,834 shares of Series D Preferred Stock were converted into 273 and 5,683 shares of common stock, respectively. No shares were converted during 2002. On June 6, 2003 the remaining 1,013,809 shares of Series D Preferred Stock were converted into 101,381 shares of common stock.

In 2001 and 2002, the Company issued 49,461 and 81,325 shares of common stock, respectively, to the Series D Preferred Stock holders as payment for accrued dividends. The number of shares issued as payment of the dividends was determined based on the fair market value of the Company’s common stock on the date of issuance. The value of such shares amounted to $278,798 and $278,765 for 2001 and 2002, respectively.

Series E Preferred Stock

The Company entered into a Private Equity Line of Credit Agreement (the “Equity Line Agreement”), as amended, with Hambrecht & Quist Guaranty Finance, LLC (“H&QGF”) effective May 4, 1999. Under the Equity Line Agreement, the Company had the right, subject to certain conditions, to issue and sell to H&QGF, from time to time, shares of its Series E Convertible Preferred Stock (“Series E Preferred Stock”), for cash consideration of up to an aggregate of $7.0 million, subject to availability. The Company had the right to sell to H&QGF shares of its Series E Preferred Stock at a price equal to 85% of the lower of (1) the closing market price of the Company’s common stock on the date of issuance and (2) the average of the lowest intra-day prices of the Company’s common stock over the five-day period ending on the date of issuance. Each ten shares of Series E Preferred Stock were convertible into one share of common stock. The holders of Series E Preferred Stock were entitled to monthly dividends paid in Series E Preferred Stock, equal to 0.5% of the number of shares of Series E Preferred Stock held. The value of Series E Preferred Stock issued as dividends amounted to $107,733, $10,954 and $3,348 for 2001, 2002 and 2003, respectively.

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

During 2000 and 2001, the Company recorded deemed dividends of approximately $773,000 and $38,000, respectively, due to the Series E Preferred Stock being issued at a discount from fair value on the date of issuance. No deemed dividends were recorded in 2002 and 2003.

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

On June 6, 2003 the remaining 584,835 shares of Series E Preferred Stock were converted into 58,484 shares of common stock. Additionally, the Company issued a warrant to H&QGF to purchase 166,155 shares of common stock at $2.20 per share in exchange for the cancellation of H&QGF’s warrant to purchase an equivalent number of shares of Series E preferred stock at the equivalent exercise price.

Series F, F-1 and F-2 Preferred Stock

In December 2001, the Company issued 2,642,836 shares of Series F Preferred Stock at a price of $0.35 per share. Under the terms of this financing, the Company issued five-year fully vested warrants to purchase 66,071 shares of common stock at $4.00 per share. As of December 31, 2001, 285,712 shares of Series F Preferred Stock were subscribed for but not issued until January 2002. Each share of Series F-1 Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder. The Series F preferred stockholders were entitled to receive dividends if and when declared by the Board of Directors. The Series F Preferred Stock had a liquidation preference of $0.35 per share plus all declared but unpaid dividends upon sale or liquidation of the Company.

The Company allocated the proceeds from the Series F Preferred Stock offering between the preferred stock and warrants on a relative fair value basis. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The proceeds allocated to the preferred stock were $700,000. The excess of the value of the common stock into which the Series F Preferred Stock was convertible on the date of issuance over the proceeds allocated to the preferred stock amounted to $225,000. This amount represents the beneficial conversion feature discount on the Series F Preferred Stock and has been reflected as a deemed dividend in the 2001 statement of operations. This discount was recognized entirely in 2001 as the Series F Preferred Stock was immediately convertible.

In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest. Each share of Series F-1 Preferred Stock was initially convertible into 1/10th of a share of common stock at any time at the election of the holder. The excess of the fair value of the Preferred Stock and warrants over the carrying value of the note amounted to $267,488 and was recognized as a loss on debt extinguishment in March 2002. The carrying value of the debt at the time of its conversion was $324,392, excluding accrued interest of $10,445. The extinguishment of the debt resulted in the write-off of $50,121 in deferred debt issuance costs. The excess of the value of common stock into which the Series F Preferred Stock is convertible over the amount allocated to the Preferred Stock amounted to $44,282. Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002. The fair value of the preferred stock issued in the exchange was estimated at the closing price of the Company’s common stock on the trading date prior to the exchange and the fair value of the warrants was estimated at $48,128 based on the Black-Scholes option-pricing model.

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

In May 2002, the Company issued 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730, each of which Series F-2 Preferred Share was initially convertible into 10 shares of common stock. The excess of the fair value of the Preferred Stock and warrants over the net carrying value of the debt was $170,677 and was recognized as a loss on debt extinguishment. The carrying value of the debt at the time of its conversion was $143,944, excluding accrued interest of $5,730. The extinguishment of the debt resulted in the write-off of $16,038 in deferred debt issuance costs. The excess of the value of common stock into which the Series F Preferred Stock is convertible over the amount allocated to the Preferred Stock amounted to $24,267. Such amount represented a beneficial conversion feature discount and was recognized as a deemed dividend to the preferred stockholder upon stockholder approval of the transaction in May 2002. The fair value of the preferred stock issued in the exchange was estimated at the closing price of the Company’s common stock on the trading date prior to the exchange and the fair value of the warrants was estimated at $26,451 based on the Black- Scholes option-pricing model.

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

On June 6, 2003 the 4,485,991 shares of Series F, F-1 and F-2 Preferred Stock outstanding were converted into 1,150,144 shares of common stock.

Series G Preferred Stock

In September 2002, the Company issued 46,400 shares of Series G Preferred Stock at a purchase price of $21.96 per share (10 times the trailing five-day average closing price of its common stock) to accredited investors. Under the terms of the financing agreement, the Company also issued five-year fully vested warrants to purchase 116,000 shares of common stock at $2.42 per share. Each share of Series G Preferred Stock was initially convertible into 10 shares of common stock at any time at the election of the holder. The excess of the value of common stock into which the Series G Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $185,883. Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders. The fair value of the preferred stock was estimated at the closing price of the Company’s common stock on the trading date prior to the issuance date and the fair value of the warrants was estimated at $227,360 based on the Black-Scholes option-pricing model. The issuance of the Series G

Preferred Stock triggered an antidilution adjustment in the conversion price of the Series F, F-1 and F-2 Preferred Stock from $3.50 to $2.196. As result, the number of common shares potentially issuable upon conversion of the Series F, F-1 and F-2 Preferred Stock was increased from 721,620 to 1,150,124. the Company recorded a deemed dividend of $1,499,762 in connection with this adjustment.

In November 2002, the Company issued 2,800 and 120 shares of Series G Preferred Stock at a purchase price of $24.90 per share (10 times the trailing five-day average closing price of its common stock) to accredited investors and a placement agent, respectively. Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 7,000 and 300 shares of common stock at $2.74 per share to the same accredited investors and placement agent, respectively. Each share of Series G Preferred Stock was initially convertible into 10 shares of common stock at any time at the election of the holder. The excess of the value of common stock into which the Series G Preferred Stock is convertible over the proceeds allocated to the Preferred Stock amounted to $12,283. Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders. The fair value of the preferred stock was estimated at the closing price of the Company’s common stock on the trading date prior to the issuance date and the fair value of the warrants was estimated at $14,910 based on the Black-Scholes option-pricing model.

In February 2003, the Company issued 10,125 and 226 shares of Series G Preferred Stock at a purchase price of $39.50 per share to accredited investors and a placement agent, respectively. Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 25,313 and 564 shares of common stock at $4.35 per share to the same accredited investors and placement agent, respectively. Each share of Series G Preferred Stock was initially convertible into 10 shares of common stock at any time at the election of the holder. The excess of the value of common stock into which the Series G Preferred Stock was convertible over the proceeds allocated to the Preferred Stock amounted to $48,995. Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders. The fair value of the preferred stock was estimated at the closing price of the Company’s common stock on the trading date prior to the issuance date and the fair value of the warrants was estimated at $82,267 using the Black-Scholes option pricing model.

In March 2003, the Company issued 18,370 shares of Series G Preferred Stock at a purchase price of $27.22 per share to accredited investors. Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 45,925 shares of common stock at $2.99 per share to the same accredited investors. Each share of Series G Preferred Stock was initially convertible into 10 shares of common stock at any time at the election of the holder. The excess of the value of common stock into which the Series G Preferred Stock was convertible over the proceeds allocated to the Preferred Stock amounted to $198,312. Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders. The fair value of the preferred stock was estimated at the closing price of the Company’s common stock on the trading date prior to the issuance date and the fair value of the warrants was estimated at $129,967 using the Black-Scholes option pricing model. The issuance of the Series G Preferred Stock in March 2003 triggered an antidilution adjustment in the conversion price of the Series G Preferred Stock issued in February 2003 from $3.95 to $2.72. As a result, the number of common shares potentially issuable upon conversion of the Series G Preferred Stock issued in February 2003 increased from 103,527 to 150,229. The Company recorded a deemed dividend of $184,481 in connection with this adjustment.

On June 6, 2003 the 78,041 shares of Series G Preferred Stock outstanding were converted into 873,022 shares of common stock.

Series H Preferred Stock

In May 2003, the Company issued 7,503 shares of Series H Preferred Stock at a purchase price of $240.00 per share to accredited investors. Under the terms of this financing, the Company also issued five-year fully vested warrants to purchase 187,575 shares of common stock at $5.00 per share to the same accredited investors. Each share of Series H Preferred Stock was initially convertible into 100 shares of common stock at any time at the election of the holder. The excess of the value of common stock into which the Series H Preferred Stock was convertible over the proceeds allocated to the Preferred Stock amounted to $776,862. Such amount represented a beneficial conversion feature discount and was immediately recognized as a deemed dividend to preferred stockholders. The fair value of the preferred stock was estimated at the closing price of the Company’s common stock on the trading date prior to the issuance date and the fair value of the warrants was estimated at $455,807 using the Black-Scholes option pricing model. The issuance of the Series H Preferred Stock in May 2003 triggered an antidilution adjustment in the conversion price of the Series G Preferred Stock issued in November 2002 and in February and March 2003 from $2.49, $2.72 and $2.72, respectively, to $2.40. As a result, the number of common shares potentially issuable upon conversion of the Series G Preferred Stock issued in those periods increased from 363,114 to 409,020. The Company recorded a deemed dividend of $124,676 in connection with this adjustment.

On June 6, 2003 the 7,503 shares of Series H Preferred Stock outstanding were converted into 750,300 shares of common stock.

Common Stock

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

On June 6, 2003, pursuant to approvals obtained at its annual meeting of stockholders, together with agreements signed by holders of its preferred stock, the Company converted all of the outstanding shares of each of its eight classes of preferred stock into a total of 3,007,453 shares of common stock.

On September 30, 2003, the Company raised $825,330 through the private placement of 318,660 units, at a purchase price of $2.59 per unit. On October 9, 2003, the Company raised $200,000 through the private placement of 77,220 units, at a purchase price of $2.59 per unit. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock with an exercise price of $2.59 per share. Aggregate proceeds from these private placements, net of $120,000 in financing costs, amounted to $905,330. In connection with these financings, the Company paid a placement agent a fee equivalent to 7% of the amount raised, paid in units. Under the terms of the financing, because the Company did not raise an additional $2,000,000 in equity financing by November 15, 2003, on that date the unit holders became entitled to receive additional shares of common stock as if the purchase price per share of common stock had equaled $2.00 when the units were purchased, and the exercise price of the warrants decreased to $2.00 per share. As this was a placement of common stock, the fair value of the warrants issued was accounted for as cost of capital.

During 2003, the Company issued 23,618 shares of its common stock, at an average price of $2.18 (equal to the fair market value of the stock on the date of each transaction) per share, to certain of its directors in lieu of cash compensation for their services. The Company recorded $51,487 of compensation expense in connection with these issuances.

During 2003, the Company issued 12,041 shares of its common stock at an average price of $2.49 (equal to the fair market value of the stock of the date of each transaction) to a financial advisor as a retainer fee. The Company recorded an expense related to the stock issuance of $30,000.

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

Common stock option activity was as follows for the periods indicated:

	Years Ended December 31,
	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the Year	245,964	$71.40	325,637	$18.95	299,865	$15.03
Granted	302,741	6.50	111,222	3.71	307,469	2.50
Exercised	(85)	0.10	(25,576)	3.36	(35,659)	2.29
Canceled or expired	(222,983)	60.00	(111,418)	17.87	(42,432)	28.83
Outstanding at the end of the Year	325,637	18.95	299,865	15.03	529,243	7.50
Options exercisable at year-end	140,739	$19.50	198,829	$13.06	240,442	$11.99

As of December 31, 2003, 78,416 shares were available for issuance under the 1996 Plan.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
Less than $1.50	135,500	10.0	$1.40	0	$—
$1.51 - $3.00	154,570	8.2	2.68	134,877	2.69
$3.01 - $5.00	162,980	8.8	3.79	41,049	3.88
$5.01 - $7.50	5,000	7.7	6.00	2,812	6.00
$7.51 - $10.00	16,577	3.0	9.39	16,077	9.41
$10.01 - $20.00	18,652	6.8	13.11	13,567	13.05
$20.01 - $180.00	35,964	5.4	63.77	32,060	62.85
	529,243	8.4	$7.46	240,442	$11.99

The weighted average fair values of the options granted in 2001 with a stock price equal to the exercise price was $6.50. The weighted average fair values of the options granted in 2002 with a stock price equal to the exercise price was $3.71. The weighted average fair values of the options granted in 2003 with a stock price equal to the exercise price was $2.50

On June 15, 2001, the Company cancelled options to purchase 81,038 shares of common stock and agreed to issue an equal number of new options on December 17, 2001 with an exercise price equal to the then-current fair market value. The employees whose options were cancelled had not received options in the six months prior to the cancellation date. On December 17, 2001, the Company issued 73,803 replacement options to employees who participated in the exchange program, with an exercise price equal to the fair market value on that date.

Warrants

The Company has also granted warrants to purchase Common Stock to various investors, employees and outside vendors. Warrant activity was as follows for the periods indicated:

	Years Ended December 31,
	2001	2002	2003
Outstanding at the beginning of the year	377,414	635,388	1,108,911
Granted	389,630	551,492	1,924,159
Exercised	—	—	—
Canceled or expired	(131,656)	(77,969)	(657,954)
Outstanding at the end of the year	635,388	1,108,911	2,375,116

Exercise prices on the outstanding warrants range from $2.00 to $70.00 per share. The weighted average grant date fair value of warrants issued in 2003 was $2.99. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following ranges of assumptions: dividend yield of 0%; expected volatility of 69% to 133%; risk-free interest rate of 4.39% to 6.50%; and expected life of the warrant term of three to seven years. During 2001, 2002 and 2003, the number of shares and exercise prices of certain warrants were adjusted to satisfy certain anti-dilution rights previously granted.

Reserve for Issuance

As of December 31, 2003, the Company had reserved 2,904,359 shares of Common Stock for issuance upon the exercise of outstanding options and warrants.

12. Retirement Plans

The VCampus Corporation 401(k) plan (adopted in 1997) allows employees to elect an amount between 1% and 15% of their total compensation to contribute to the plan. All full-time employees are eligible to make participation elections at any time while employed by the Company. There is a graduated vesting schedule for employer contributions in which contributions fully vest over a period of four years. The plan allows discretionary Company contributions. In 2001, 2002 and 2003, there were no discretionary Company contributions made to the plan.

13. Income Taxes

Income tax expense for the years ended December 31, 2001, 2002 and 2003 is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences is as follows:

	December 31
	2001	2002	2003
Tax benefit at federal statutory rate	$(2,017,000)	$(1,489,000)	$(1,108,000)
State income taxes, net of federal tax effect	(287,000)	(212,000)	(158,000)
Increase in valuation allowance	2,319,000	1,571,000	1,240,000
Other	15,000	130,000	36,000
Income tax expense	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets. The valuation allowance for deferred taxes increased $2,319,000, $1,571,000 and $1,240,000 in the years ended December 31, 2001, 2002 and 2003. Significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2002	2003
Net operating loss carryforwards	$22,647,000	$24,023,000
Accrued payroll	16,000	25,000
Other accruals	285,000	73,000
Other assets and liabilities, net	1,722,000	1,789,000
Total deferred tax assets	24,670,000	25,910,000
Valuation allowance	(24,670,000)	(25,910,000)
Net deferred tax assets	$—	$—

As of December 31, 2002 and 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $56,610,000 and $60,051,000, respectively, which will expire at various dates through 2023. The Company may have had changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2001	2002	2003
Numerator:
Net loss	$(5,932,893)	$(4,378,911)	$(3,259,023)
Less: Dividends accruing to preferred stockholders	(649,147)	(2,768,394)	(2,926,854)
Net loss available to common stockholders	$(6,582,040)	$(7,147,305)	$(6,185,877)
Denominator:
Denominator for basic earnings per share—weighted-average shares	1,258,610	1,493,643	3,423,056
Denominator for diluted earnings per share—adjusted weighted-average shares	1,258,610	1,493,643	3,423,056
Basic and diluted loss per share:
Net loss per share available to common stockholders	$(5.23)	$(4.79)	$(1.81)

The following equity instruments (with underlying common share numbers show in the table) were not included in the diluted net loss per share calculation because their effect would have been anti-dilutive:

	Year ended December 31,
	2001	2002	2003
Convertible notes payable:	49,235	64,285	64,285
Convertible preferred stock:
Series C	75,554	75,554	—
Series D	101,380	101,380	—
Series E	54,508	57,490	—
Series F	264,284	478,142	—
Series F-1	—	232,443	—
Series F-2	—	439,540	—
Series G	—	493,200	—
Stock options	325,637	299,865	529,243
Warrants	635,388	1,108,911	2,375,116

15. Subsequent Events

In February 2004, Park University notified the Company that it intends to negotiate with another vendor to provide e-learning services as of May 2004. Accordingly, the Company does not expect to continue to derive revenues from Park University, its largest customer in 2002 and 2003, beyond that point. Park University represented 36% of the Company revenues in 2003 and 28% in 2002.

In March 2004, the Company raised $5,000,000 in gross cash receipts through the private placement of 20 units, at a purchase price of $200,000 per unit, and $1,000,000 in principal amount of Series B senior secured convertible notes. Each unit consists of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock with an initial exercise price of $2.386 (subject to adjustment) per share (“Units”). The Company issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. The

Company issued to the Series B noteholders five-year warrants to purchase an aggregate of 383,459 shares of common stock with an initial exercise price of $2.386 (subject to adjustment) per share. An additional one quarter unit was issued to the lead investor’s counsel as payment for legal services in connection with the private placement

Upon approval of the private placement by the Company’s stockholders, $18,500 of principal of each of the Series A notes would automatically convert into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes would automatically convert into common stock at $1.63 per share. The total principal amount for both Series to be converted upon approval of the stockholders would be $999,625. The notes mature on April 1, 2009 and bear interest at the rate of 8% per annum payable quarterly in cash or stock (at the conversion price) at the Company’s option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments. The initial exercise price for the warrants is equal to the average closing price of the Company’s common stock for the five trading days prior to the date of the private placement. Upon shareholder approval of the private placement, the exercise price of the warrants would be adjusted to $1.63 per share.

The warrants are first exercisable commencing on the earlier of six months from the closing date of the private placement or the date on which the Company’s shareholders approve the private placement.

The terms of the financing include a provision that in the event that the Company does not achieve a certain business milestone by September 30, 2004, and following the date of shareholder approval referenced above, (i) the Company shall issue to each purchaser, for each Unit purchased by such purchaser, an additional 9,058 shares of common stock and an additional 11,113 warrants; and (ii) the conversion price with respect to the notes and the warrant price with respect to the warrants, shall be reset to $1.38 in accordance with the terms of the notes and the warrants. In the event such shareholder approval occurs prior to September 30, 2004 and the milestone is not achieved on or before September 30, 2004, the number of shares issuable upon the mandatory conversion of the notes occurring automatically on the date of shareholder approval shall be adjusted prospectively as of September 30, 2004 to reflect a conversion price of $1.38 (subject to any adjustments required as of the mandatory conversion date) and such additional shares shall be issued to the holders of Series A notes on or before October 10, 2004. Similarly, in the event such shareholder approval occurs prior to September 30, 2004 and the milestone is not achieved on or before September 30, 2004, the number of shares issuable upon the mandatory conversion of the Series B notes shall be adjusted prospectively as of September 30, 2004 to reflect a conversion price of $1.38 (subject to any required adjustments) and such additional shares shall be issued and delivered to the holders of the Series B notes on or before October 10, 2004.

The terms of the financing include antidilution provisions to the effect that if and whenever in the period commencing after the issuance date and ending 24 months thereafter (the “Antidilution Period”), the Company issues or sells, or is deemed to have issued or sold, any shares of common stock, with the exception of specific issuances which are excluded, for a consideration per share less than the conversion price in effect immediately prior to such time for the relevant shares then concurrent with such dilutive issuance, the conversion price for the notes then in effect shall be reduced to an amount equal to the new securities issuance price.

The Company allocated the proceeds from the issuance of the notes to the debentures and to that subset of warrants allocated to the notes on a pro-rata basis based on their relative fair values using the Black-Scholes option pricing model. The amount allocated to the warrants ($1,462,538), was recorded as a debt discount and will be amortized to interest expense over the period the debentures are expected to be outstanding. Upon approval of the private placement by its shareholders, the Company intends to record an additional $2,187,087 of debt discount for the instruments’ beneficial conversion feature. As the debt instruments would then be immediately convertible to equity, the discount related to the beneficial conversion feature would be expensed immediately. The fair value of the warrants allocated to the common stock on a pro-rata basis will be accounted for as cost of capital.

The following table sets forth selected balance sheet data as of December 31, 2003, on a pro forma basis, after giving effect to the March 2004 financing. This table is disclosed to demonstrate the Company’s compliance, on a pro forma basis, with the minimum $2.5 million of stockholders’ equity required for continued listing on the Nasdaq SmallCap Market.

	December 31, 2003	Pro forma Adjustments	Pro forma as of December 31, 2003
			(Unaudited)
Cash	$534,984	$5,250,000	$5,784,984
Total assets	4,863,658	6,001,905	10,865,563
Notes Payable	225,000	2,187,087	2,412,087
Total liabilities	2,823,313	3,039,587	5,867,900
Accumulated deficit	(90,392,904)	—	(90,392,904)
Total stockholders’ equity	$2,035,345	2,962,318	4,997,663

In March 2004, the Company paid off in full the principal and interest on the remaining debentures issued in December 2001 and January 2002. Principal and interest on the debentures amounted to $261,000 and $40,167, respectively. The debentures were due on December 31, 2003; any events of default that might have occurred under the debentures were irrevocably waived by the debenture holders.

16. Quarterly Sales and Earnings Data—Unaudited

The following table presents the quarterly results for VCampus Corporation and its subsidiaries for the years ended December 31, 2002 and 2003:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Revenue	$1,644,666 *	$1,640,894 *	$1,405,699	$1,374,776
Loss from operations	(1,009,527)	(926,791)	(684,849)	(732,350)
Net loss attributable to common stockholders	(1,616,549)	(2,583,443)	(718,174)	(1,267,711)
Net loss per share, basic and diluted	$(1.03)	$(1.09)	$(0.16)	$(0.25)
2002
Revenue	$1,409,187 *	$1,566,493 *	$1,660,636 *	$1,289,830 *
Loss from operations	(959,751)	(672,138)	(1,101,971)	(1,343,502)
Net loss attributable to common stockholders	(1,511,052)	(1,806,500)	(2,794,858)	(1,034,895)
Net loss per share, basic and diluted	$(1.03)	$(1.23)	$(1.83)	$(0.68)

*                    Certain revenues and corresponding expenses included in the quarterly results have been reclassified from the presentation in prior periods. While this reclassification causes revenues and expenses reported in the consolidated financial statements to be lower than previously reported, it has no impact on previously reported assets, liabilities or net loss.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT AND RESERVE
(in thousands)

VCampus Corporation

Classification	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	218	52	(171	)(1)	99
Year ended December 31, 2002	99	12	(80	)(1)	31
Year ended December 31, 2003	31	9	(35	)(1)	5

(1)          Uncollectible amounts written off. Net of recoveries.