Form 10-Q
period 2004-03-31
VCAMPUS CORP
filed 2004-05-12
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes    ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	6,442,556 shares
(Class)	(Outstanding at May 12, 2004)

Explanatory Note:

This quarterly report on Form 10-Q for the quarter ended March 31, 2004 includes financial statements for the corresponding three-month period ended March 31, 2003 reflecting a different classification of certain revenues and expenses from classifications previously presented relating to our relationship with one of our largest customers. The reclassification is a result of responding to comments we received from the Division of Corporation Finance of the SEC (the “Staff”) in connection with the Staff’s review of our Registration Statement on Form S-1 (File No. 333-108380) filed in August 2003.

While this reclassification causes revenues and expenses reported herein for the quarter ended March 31, 2003 to be lower than previously reported, it has no impact on our current or previously reported assets, liabilities or net loss.  See “Notes to Financial Statements” and “Management’s Discussion and Analysis of Operations and Results of Operations” for further information.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues:
Online tuition revenues	$1,423,521	$1,409,503
Development and other revenues	191,376	53,614
Other service revenues	29,769	30,935
Net revenues	1,644,666	1,494,052
Costs and expenses:
Cost of revenues	459,464	364,803
Sales and marketing	643,338	586,902
Product development and operations	723,950	580,251
General and administrative	464,682	446,177
Depreciation and amortization	248,950	248,934
Reorganization and other non-recurring charges	60,000	—
Stock-based compensation	53,809	29,478
Total costs and expenses	2,654,193	2,256,545
Loss from operations	(1,009,527)	(762,493)
Interest expense	(27,774)	(26,712)
Net loss	(1,037,301)	(789,205)
Dividends to preferred stockholders	(579,248)	—
Net loss attributable to common stockholders	$(1,616,549)	$(789,205)
Net loss per share, basic	$(1.03)	$(0.15)
Net loss per share — assuming dilution	$(1.03)	$(0.15)

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31 2003	March 31 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$534,984	$4,982,610
Accounts receivable, less allowance of $5,000 at December 31, 2003 and March 31, 2004	290,530	286,873
Loans receivable from related party	83,745	75,338
Loans receivable—current	40,526	41,002
Prepaid expenses and other current assets	691,781	1,226,289
Total current assets	1,641,566	6,612,112
Property and equipment, net	509,662	451,268
Capitalized software costs and courseware development costs, net	1,653,295	1,976,433
Loans receivable—less current portion	33,726	25,482
Other assets	127,598	127,614
Other intangible assets, net	569,494	524,746
Goodwill	328,317	328,317
Total assets	$4,863,658	$10,045,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,222,987	$1,627,226
Accrued expenses	369,763	926,785
Notes payable	225,000	2,192,675
Deferred revenues	1,010,563	683,237
Total current liabilities	2,828,313	5,429,923

Commitments and contingencies:	—	—

Stockholders’ equity:
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 5,167,000 and 6,206,612 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	51,670	62,066
Additional paid-in capital	92,376,579	95,736,092
Accumulated deficit	(90,392,904)	(91,182,109)
Total stockholders’ equity	2,035,345	4,616,049
Total liabilities and stockholders’ equity	$4,863,658	$10,045,972

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Operating activities
Net loss	$(1,037,301)	$(789,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,579	67,770
Amortization	175,371	181,164
Debt discount amortization	21,210	5,588
Compensatory stock options and warrants	53,809	29,478
Decrease in allowance for doubtful accounts	(334)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(198,204)	3,657
Decrease in prepaid expenses and other current assets	91,625	236,677
Increase in other assets	(91)	(16)
Increase in accounts payable and accrued expenses	258,336	771,843
Increase (decrease) in deferred revenues	438,042	(327,326)
Net cash provided by (used in) operating activities	(123,958)	179,630
Investing activities
Purchases of property and equipment	(2,066)	(9,376)
Capitalized software and courseware development costs	(126,223)	(459,554)
Proceeds from loans receivable	8,750	8,750
Advances under loans (interest) receivable	(1,432)	(982)
Proceeds from loans receivable from related party	6,000	9,000
Interest on loans receivable from related party	(813)	(593)
Net cash used in investing activities	(115,784)	(452,755)
Financing activities
Proceeds from the issuance of common stock	—	1,561,585
Proceeds from the issuance of Series G convertible Preferred Stock, net of offering costs	874,937	—
Payments on capital lease obligations	(19,822)	—
Proceeds from notes payable	—	3,384,166
Repayments of notes payable	—	(225,000)
Net cash provided by financing activities	855,115	4,720,751
Net increase in cash and cash equivalents	615,373	4,447,626
Cash and cash equivalents at the beginning of the period	727,466	534,984
Cash and cash equivalents at the end of the period	$1,342,839	$4,982,610

Supplemental cash flow information
Interest paid	$—	$43,530

See accompanying notes.

VCAMPUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 2004. For further information, refer to the audited financial statements and footnotes thereto included in the VCampus Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

Note B — Significant Accounting Policies

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. The adoption of the disclosure only requirements of SFAS No. 148 did not have a significant impact on the Company’s consolidated financial statements.

The Company uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date.  The Company uses the fair value method for stock options granted for services rendered by non-employees in accordance with the SFAS No. 123 “Accounting for Stock Based Compensation.”

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2004
Pro forma net loss:
As reported	$(1,616,549)	$(789,205)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	53,809	29,478
Deduct: Total employee non-cash stock compensation expense determined under fair value based method for all awards	(1,249,736)	(635,745)
Pro forma net loss	$(2,812,476)	$(1,395,472)

Net loss per common share:
Basic and diluted—as reported	$(1.03)	$(0.15)
Basic and diluted—pro forma	$(1.78)	$(0.26)

Note C — Equity Transactions

In March 2004, the Company raised $5,000,000 through the private placement of 20 units, at a purchase price of $200,000 per unit, and $1,000,000 in principal amount of Series B senior secured convertible notes. Each unit consists of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock with an initial exercise price of $2.386 (subject to adjustment) per share (“Units”). The Company issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. The Company issued to the Series B noteholders five-year warrants to purchase an aggregate of 383,439 shares of common stock with an initial exercise price of $2.386 (subject to adjustment) per share. An additional one quarter unit was issued to the lead investor’s counsel as payment for legal services in connection with the private placement.

Upon approval of the private placement by the Company’s stockholders at its annual meeting scheduled on May 18, 2004, $18,500 of principal of each of the Series A notes will be converted into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes will be automatically converted into common stock at $1.63 per share. The total principal amount for both Series to be converted upon approval by the stockholders would be $999,625. The Series A and Series B notes mature on April 1, 2009 and bear interest at the rate of 8% per annum payable quarterly in cash or stock (at the conversion price) at the Company’s option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments. The initial exercise price for the warrants is equal to the average closing price of the Company’s common stock for the five trading days prior to the date of the private placement. Upon stockholder approval of the private placement, the exercise price of the warrants will be adjusted to $1.63 per share.  The warrants are first exercisable commencing on the earlier of six months from the closing date of the private placement or the date on which the Company’s stockholders approve the private placement.

The terms of the financing include a provision that in the event that the Company does not achieve a certain business milestone by September 30, 2004, and following the date of stockholder approval referenced above, (i) the Company shall issue to each purchaser, for each Unit purchased by such purchaser, an additional 9,058 shares of common stock and an additional 11,113 warrants; and (ii) the conversion price with respect to the notes and the warrant price with respect to the warrants shall be reset to $1.38 in accordance with the terms of the notes and the warrants. In the event such stockholder approval occurs prior to September 30, 2004 and the milestone is not achieved on or before September 30, 2004, the number of shares issuable upon the mandatory conversion of the notes occurring automatically on the date of stockholder approval shall be adjusted prospectively as of September 30, 2004 to reflect a conversion price of $1.38 (subject to any adjustments required as of the mandatory conversion date) and such additional shares shall be issued to the holders of Series A notes on or before October 10, 2004. Similarly, in the event such stockholder approval occurs prior to September 30, 2004 and the milestone is not achieved on or before September 30, 2004, the number of shares issuable upon the mandatory conversion of the Series B notes shall be adjusted prospectively as of September 30, 2004 to reflect a conversion price of $1.38 (subject to any required adjustments) and such additional shares shall be issued and delivered to the holders of the Series B notes on or before October 10, 2004.

The terms of the financing include antidilution provisions to the effect that if and whenever in the period commencing after the issuance date and ending 24 months thereafter (the “Antidilution Period”), the Company issues or sells, or is deemed to have issued or sold, any shares of common stock, with the exception of specific customary issuances which are excluded, for a consideration per share less than the conversion price or exercise price in effect immediately prior to such time for the relevant shares, then concurrent with such dilutive issuance, the conversion price or exercise price for the notes and warrants, as the case may be, then in effect shall be reduced to an amount equal to the new securities issuance price.  The Company allocated the proceeds from the issuance of the notes to the notes and to that subset of warrants allocated to the notes on a pro-rata basis based on their relative fair values using the Black-Scholes option pricing model. The amount allocated to the warrants ($1,462,538) was recorded as a debt discount and will be amortized to interest expense over the period the notes are expected to be outstanding. Upon approval of the private placement by its stockholders, the Company intends to record an additional $2,187,087 of debt discount for the instruments’ beneficial conversion feature. As the debt instruments would then be immediately convertible to equity, the discount related to the beneficial conversion feature would be expensed immediately. The fair value of the warrants allocated to the common stock on a pro-rata basis has been accounted for as cost of capital.

Note D — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2003	2004
Numerator:
Net loss	$(1,037,301)	$(789,205)
Accrued dividends to preferred stockholders	(579,248)	—
Net loss available to common stockholders	$(1,616,549)	$(789,205)
Denominator:
Denominator for basic earnings per share — weighted-average shares	1,576,321	5,272,587
Denominator for diluted earnings per share — adjusted weighted-average shares	1,576,321	5,272,587
Basic net loss per share	$(1.03)	$(0.15)
Diluted net loss per share	$(1.03)	$(0.15)

Note E — Intangible Assets

Other intangible assets were comprised of:

	December 31, 2003	March 31, 2004
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(1,163,846)	(1,208,594)
	$569,494	$524,746

The Company expects amortization expense for other intangible assets to be as follows:

2004 (remaining nine months)	134,235
2005	133,490
2006	110,740
2007	66,078
2008	43,747
Thereafter	36,456
$524,746

Note F — Legal Proceedings

In 2002, the Virginia Department of Taxation completed an audit of the Company’s sales and use tax payments from August 1998 through October 2001. After some initial negotiations, adjustments were made to the initial assessment and the Company made a payment of $18,928, representing an uncontested portion of the assessment.  Thereafter, a formal assessment was issued by the Virginia Department of Taxation in July 2003 for $86,678, including interest of $17,278, primarily relating to assessment of use tax on the royalties paid by the Company to content providers for courses the Company delivered online. In October 2003, the Company appealed the assessment. In March 2004, the Company was notified that this appeal remains under review. The Company does not have a firm estimate of the probability of liability for this issue or the amount of anticipated legal costs, but has reason to believe that the potential liability will be reduced to the point where it will not be considered material. Accordingly, the Company cannot estimate at this time the amount of liability to be incurred, if any. No amounts have been accrued in the financial statements for this potential liability.

Note G — Reclassifications

The financial statements for the three months ended March 31, 2004 reflect a reclassification of certain revenues and expenses from prior period classifications.  The effect of the reclassifications is to reduce revenues, and sales and marketing expenses, by $88,423 for the three-month period ended March 31, 2003. These entries have no effect on the Company’s current or previously reported assets, liabilities, or net loss.

In 1996, the Company entered into an agreement with Park University, which subsequently became one of its largest higher education customers, pursuant to which the Company provided the technological platform and support for administering and delivering this customer’s online degree program to its students.  The customer would pay the Company a fee for each student registered in the program.  Upon achieving certain student registration milestones under the program, pursuant to the terms of the renewal of this customer contract in 2000, the Company thereafter contributed a fixed dollar amount per additional registration thereunder to a marketing and development fund (the “Development Fund”) jointly administered by the Company and the customer.  The Development Fund’s primary goal was to fund marketing and development to grow online revenues for both that customer in the form of course registration fees and the Company in additional online tuition fees.  The Company initially recognized as revenue the entire portion of the online tuition fees received from Park University and recorded the entire portion of the Company’s contributions to the Development Fund as a marketing expense. Based in part upon a subsequent financial analysis performed by management regarding the relative benefits received by the Company and the customer from the Development Fund, and based in part on management’s assessment of the market price for the services the Company provided to the customer, assuming such services were provided with and then without the involvement of the Development Fund, the Company has determined that it should treat 50% of the Development Fund contributions as a reduction to revenue and the remaining 50% of the Development Fund contributions as a sales and marketing expense. It is management’s belief that the apportionment to revenues is appropriate based on its analysis.  The Company’s contract with Park University and the Development Fund were terminated in May 2004.  See Note H — “Significant Customers.”

Note H — Significant Customers

Park University has notified the Company that it has entered into a contract with another vendor to begin providing e-learning services as of May 2004.  This means that Park University will terminate its relationship with the Company as of May 2004. Park University represented 41%, 36% and 28% of the Company’s revenues in the first quarter of 2004, in 2003 and in 2002, respectively.

In connection with the termination of the Company’s relationship with Park University in May 2004, the Company and Park University entered into a settlement agreement and mutual release.  Pursuant to this agreement:  (1) each party agreed to release all claims against the other party; (2) the Company agreed to provide de minimus post-termination services to Park University; (3) Park University agreed to assume the obligation for all courseware development payments or royalties owed to Park University instructors and waived and released the Company from any undistributed amounts previously paid to the Company with respect thereto; (4) Park University waived claims for past or future payments to the Park Development Fund, including accrued payment obligations thereunder totaling approximately $372,000; and (5) the Company waived any claim to monies currently deposited in the Development Fund and not yet disbursed.  As a result of this settlement, the Company expects to realize approximately $450,000 on its statement of operations for the second quarter of 2004 by reversing amounts previously accrued.

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

Reclassification of Revenues and Sales and Marketing Expenses

This quarterly report on Form 10-Q for the quarter ended March 31, 2004 includes financial statements for the three-month period ended March 31, 2003 reflecting a reclassification of certain revenues and expenses from prior period classifications and filings relating to our relationship with Park University, one of our largest customers. The reclassification is a result of responding to comments we received from the Division of Corporation Finance of the SEC (the “Staff”) in connection with the Staff’s review of our Registration Statement on Form S-1 (File No. 333-108380) filed in August 2003.

While this reclassification causes revenues and expenses reported herein for the quarter ended March 31, 2003 to be lower than previously reported, it has no impact on our current or previously reported assets, liabilities or net loss.

In 1996, we entered into an agreement with Park University, pursuant to which we provided the technological platform and support for administering and delivering this customer’s online degree program to its students.  The customer would pay us a fee for each student registered in the program.  Upon achieving certain student registration milestones under the program, pursuant to the terms of our renewal of this customer contract in 2000, we thereafter contributed a fixed dollar amount per additional registration thereunder to a marketing and development fund jointly administered by us and our customer.  The Development Fund’s primary goal was to fund marketing and development to grow online revenues for both the customer in the form of course registration fees and us in additional online tuition fees.  Our treatment for this arrangement had been to recognize as revenue the entire portion of the online tuition fees received from this customer and record the entire portion of our contributions to the Development Fund as a marketing expense. Based in part upon a subsequent financial analysis performed by management regarding the relative benefits received by us and our customer from the Development Fund, and based in part on management’s assessment of the market price for the services we provided to our customer, assuming such services are provided with and then without the involvement of the Development Fund, we have determined that we should treat 50% of the Development Fund contributions as a reduction to revenue and the remaining 50% of the Development Fund contributions as a sales and marketing expense. It is management’s belief that the apportionment to revenues is appropriate based on our analysis.  Our contract with this customer and related Development Fund are being terminated in May 2004.  Accordingly, we will not be apportioning any future contributions to revenues under this approach beyond that date.

The effect of this was to reduce revenues, and sales and marketing expenses, by $88,423 for the three-month period ended March 31, 2003. The effects of these entries have no effect on our current or previously reported assets, liabilities, or net loss.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Summary

For the three months ended March 31, 2004, we incurred a net loss to common stockholders of $789,205 (or $0.15 per share), a decrease of 51.2% as compared to a net loss to common stockholders of $1,616,549 (or $1.03 per share), for the three months ended March 31, 2003. The net loss for the three months ended March 31, 2003 includes $579,248 of non-cash deemed dividends to preferred stockholders in connection with the issuance of the Series G Preferred Stock. Excluding the dividends mentioned above, the net loss for the three months ended March 31, 2003 was $1,037,301.  The decrease in the net loss to common stockholders in the first quarter of 2004 as compared to the first quarter of 2003 was primarily due to the absence of preferred stock dividends (resulting from the conversion of all outstanding preferred stock to common stock in June 2003) and a reduction in product development and operations expense in the first quarter of 2004.

The following table sets forth unaudited selected financial data:

	For the Three Months Ended March 31,
	2003		2004
Revenues	$1,644,666	100.0%	$1,494,052	100.0%
Cost of revenues	459,464	27.9	364,803	24.4
Sales and marketing	643,338	39.1	586,902	39.3
Product development and operations	723,950	44.0	580,251	38.8
General and administrative	464,682	28.3	446,177	29.8
Depreciation and amortization	248,950	15.2	248,934	16.7
Reorganization and other non-recurring charges	60,000	3.6	—	0.0
Stock-based compensation	53,809	3.3	29,478	2.0
Loss from operations	(1,009,527)	(61.4)	(762,493)	(51.0)
Interest expense	(27,774)	(1.7)	(26,712)	(1.8)
Dividends to preferred stockholders	(579,248)	(35.2)	—	0.0
Net loss to common stockholders	$(1,616,549)	(98.3)%	$(789,205)	(52.8)%

Net Revenues

	For the Three Months Ended March 31,
	2003		2004
Online tuition revenues	$1,423,521	86.6%	$1,409,503	94.3%
Online development and other revenues	191,376	11.6	53,614	3.6
Other service revenues	29,769	1.8	30,935	2.1
Total net revenues	$1,644,666	100.0%	$1,494,052	100.0%

Online tuition revenues decreased 1.0% to $1,409,503 in the first quarter of 2004, compared to $1,423,521 for the same period in 2003.

Online development and other revenues decreased 72.0% to $53,614 in the first quarter of 2004, compared to $191,376 for the first quarter of 2003.  The decrease was primarily due to a decline in course development and professional services orders.

Cost of Revenues

Cost of revenues decreased 20.6% to $364,803 in the first quarter of 2004 as compared to $459,464 for the first quarter of 2003.  The decrease was primarily due to the sale of a higher percentage of courses with relatively lower associated royalty costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 8.8% to $586,902 in the first quarter of 2004 as compared to $643,338 for the first quarter of 2003.  During the first quarter of 2004 and 2003, we contributed $240,380 and $176,845, respectively, to a marketing and development fund (the “Development Fund”) jointly administered by VCampus and Park University as required pursuant to the terms of our contract with them.  The Development Fund’s primary goal was to fund marketing and development to grow online revenues for both Park and derivatively for us in the form of course registration fees.  Amounts required to be contributed by VCampus to the Development Fund were determined under the contract based on meeting or exceeding certain thresholds in course registrations on Park’s virtual campus, which is hosted by VCampus.  Currently, we record 50% of these contributions as a marketing expense in the same period as we recognize revenue from such registrations and we record the remaining 50% of these contributions as a reduction to revenue.  Contributions to the Development Fund that we account for as marketing expense represented 19.6% and 17.4% of the recognized revenues attributable to that customer in the first quarter of 2004 and 2003, respectively.  The Development Fund and our contract with Park University are being terminated in May 2004.

Product Development and Operations. Product development expenses decreased 19.8% to $580,251 in the first quarter of 2004 as compared to $723,950 for the first quarter of 2003.  The decrease was primarily due to a reduction in headcount devoted to those areas during the second quarter of 2003.

General and Administrative. General and administrative expenses decreased 4.0% to $446,177 in the first quarter of 2004 as compared to $464,682 for the first quarter of 2003.

Depreciation and Amortization. Depreciation and amortization remained essentially unchanged at $248,934 in the first quarter of 2004 as compared to $248,950 for the first quarter of 2003.

Stock-based Compensation.  Stock-based compensation expense for the three months ended March 31, 2004 and 2003 consists of the fair value of stock options (using the Black-Scholes valuation method) issued to consultants and the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings.

Interest Expense.  Interest expense for the three months ended March 31, 2003 primarily consists of amortization of debt discount and deferred debt offering costs related to the remaining balance of the $925,000 of convertible promissory notes issued in December 2001.  Interest expense for the three months ended March 31, 2004 primarily consists of accrual of interest payable and amortization of debt discount and deferred debt offering costs related to the $3,649,625 of convertible promissory notes issued in March 2004.  We expect our interest expense to increase dramatically in the remainder of 2004 compared to 2003 as we accrue interest and amortize discount and deferred offering costs in connection with the convertible debt we issued in March 2004.

Liquidity and Capital Resources

As of March 31, 2004, we had $4,982,610 in cash and cash equivalents, an increase of $4,447,626 from December 2003, attributable primarily to cash raised in March 2004. Net cash provided by operating activities was $179,630 for the three months ended March 31, 2004. Net cash used in operating activities for the same period in 2003 was $123,958. The increase in cash provided by operating activities was primarily due to aging of accounts payable during the first quarter of 2004.

Net cash utilized in investing activities was $452,755 for the three months ended March 31, 2004 and $115,784 for the three months ended March 31, 2003. The use of cash for investing activities in both periods was primarily attributable to software development costs that were capitalized and the purchase of computer equipment in furtherance of our plans to upgrade our technological infrastructure.

Net cash provided by financing activities was $4,720,751 for the three months ended March 31, 2004 and $855,115 for the three months ended March 31, 2003.  In March 2004, we raised $5,000,000 in gross cash proceeds through the private placement of 20 units, at a purchase price of $200,000 per unit, and Series B senior secured convertible notes in the aggregate principal amount of $1,000,000. Each unit consists of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock. We issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. We issued to the Series B noteholders five-year warrants to purchase an aggregate of 383,439 shares of common stock. The initial exercise price for the warrants is $2.386 which is equal to the average closing price of VCampus’ common stock for the five trading days prior to the date of the closing. Upon stockholder approval of the private placement, the exercise price of the warrants will adjust to $1.63 per share.

Upon approval of the private placement by VCampus’ stockholders at our annual meeting scheduled on May 18, 2004, $18,500 of principal of each of the Series A notes will be converted into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes will be converted into common stock at $1.63 per share. The total principal amount for both Series to be converted upon approval of the stockholders will be $999,625. Therefore, assuming stockholder approval, a total of $2,650,000 of the placement will be recorded as equity and $2,650,000 as senior debt. The notes mature on April 1, 2009 and bear interest at the rate of 8% per annum payable quarterly in cash or stock (at the conversion price) at VCampus’ option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments. The notes do not become convertible into common stock unless and until stockholder approval is obtained. The notes are subject to immediate redemption if stockholder approval is not obtained within 60 days of closing.  We are soliciting stockholder approval for the March 2004 financing at our annual stockholders’ meeting scheduled for May 18, 2004.

We have sustained continuing operating losses in 2003 and in the first quarter of 2004 and had an accumulated deficit of $91.2 million as of March 31, 2004. We expect negative cash flow from operations to continue until the online revenue stream matures. We have historically funded our operating cash deficits through the sale of equity, and to a lesser extent, borrowings.

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

Park University, one of our largest higher education customers has notified us that it has entered into a contract with another vendor to begin providing e-learning services as of May 2004.  This means that Park University will terminate its relationship with VCampus as of May 2004. Park University represented 41%, 36% and 28% of our revenues in the first quarter of 2004, in 2003 and in 2002, respectively.  As of a result of a settlement we have reached with Park University related to monies contributed to the Development Fund established by us and Park and not yet disbursed, we expect to realize approximately $450,000 by reversing amounts previously accrued, which will be reflected on our statements of operations and cash flows in the second quarter of 2004.

If we do not address our capital and funding needs, we will be materially adversely affected. Our future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for our products and services, including our new Select Partner Program, maintenance and renewal of customer contracts, customer demands for technology upgrades, the types of arrangements that we may enter into with customers and agents, and the extent to which we invest in new technology and research and development projects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to a variety of risks including market risk associated with interest rate movements. Our exposure to market risk for changes in interest rates relates primarily to any investments we may hold at various times and also related to our outstanding convertible debt. When investing, our purchases consist of highly liquid investments with maturities at the date of purchase generally no greater than twelve months, thus, due to the short-term nature of such investments and our usual intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on our results of operations. In addition, essentially all of our debt obligations are at fixed interest rates. Given the fixed rate nature of the debt, the impact of interest rate changes also would not have a material impact on our results of operations.

Item 4.  Controls and Procedures.

(a) Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide assurance that they will meet their objectives.  As of the end of the period covered by this report, VCampus carried out an evaluation, under the supervision and with the participation of VCampus’ management, including VCampus’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of VCampus’ disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the VCampus Chief Executive Officer and Chief Financial Officer have concluded that VCampus’ disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b) No change in VCampus’ internal controls over financial reporting occurred during VCampus’ last fiscal quarter that has materially affected, or is reasonably likely to materially affect, VCampus’ internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In 2002, the Virginia Department of Taxation completed an audit of our sales and use tax payments from August 1998 through October 2001. After some initial negotiations, adjustments were made to the initial assessment and VCampus made a payment of $18,928, representing an uncontested portion of the assessment.  Thereafter, a formal assessment was issued by the Virginia Department of Taxation in July 2003 for $86,678, including interest of $17,278, primarily relating to assessment of use tax on the royalties paid by VCampus to content providers for courses VCampus delivered online. In October 2003, VCampus appealed the assessment. In March 2004, VCampus was notified that this appeal remains under review. VCampus does not have a firm estimate of the probability of liability for this issue or the amount of anticipated legal costs, but has reason to believe that the potential liability will be reduced to the point where it will not be considered material. Accordingly, VCampus cannot estimate at this time the amount of liability to be incurred, if any. No amounts have been accrued in the financial statements for this potential liability.

Item 2. Changes in Securities

(a)       No modifications.

(b)      No limitations or qualifications.

(c)       From January 1, 2004 to March 31, 2004, we sold the following unregistered securities:

1,012,500 shares of common stock at a purchase price of $1.63 per share and Series A and Series B senior secured convertible notes in principal amount of  $3,649,625 (initially convertible into common stock at $1.63 per share) to a total of 15 accredited investors. Under the terms of this financing, we also issued five-year warrants to purchase 1,625,780 shares of common stock at $1.63 per share to the same accredited investors.

A five-year warrant to purchase 250,000 shares of common stock at $1.63 per share to a financial advisor in the March 2004 financing as payment for services.

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

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
10.97*	Content Client License Agreement between VCampus and Net Dimensions Limited dated February 24, 2004
10.98	Settlement Agreement and Release between VCampus and Park University dated May 3, 2004
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment requested for selected portions of this agreement.

(b) Reports on Form 8-K.  During the quarter ended March 31, 2004, we filed the following current reports on Form 8-K:

1.               Form 8-K on March 2, 2004 announcing the scheduling of an investor conference call by our executives on March 5, 2004.

2.               Form 8-K on March 29, 2004 announcing the closing of the $5.3 million financing on March 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

VCAMPUS CORPORATION

By: /s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan
Chief Executive Officer

By: /s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 12, 2004

EXHIBIT INDEX

Exhibit No.	Description
10.97*	Content Client License Agreement between VCampus and Net Dimensions Limited dated February 24, 2004
10.98	Settlement Agreement and Release between VCampus and Park University dated May 3, 2004
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment requested for selected portions of this agreement.