Form 10-Q
period 2004-06-30
VCAMPUS CORP
filed 2004-08-13
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

OR

☐ Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 0-21421

VCAMPUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1290319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Centennial Park Drive Suite 200,	20191
Reston, Virginia (Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes    ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,363,804 shares
(Class)	(Outstanding at August 11, 2004)

Explanatory Note:

This quarterly report on Form 10-Q for the quarter ended June 30, 2004 includes financial statements for the three-month and six-month periods ended June 30, 2003 reflecting a different classification of certain revenues and expenses from classifications previously presented relating to our relationship with formerly one of our largest customer. The reclassification is a result of responding to comments we received from the Division of Corporation Finance of the SEC (the “Staff”) in connection with the Staff’s review of our Registration Statement on Form S-1 (File No. 333-108380) filed in August 2003.

While this reclassification causes revenues and expenses reported herein for the three-month and six-month periods ended June 30, 2003 to be lower than previously reported, it has no impact on our current or previously reported assets, liabilities or net loss.  See “Notes to Financial Statements” and “Management’s Discussion and Analysis of Operations and Results of Operations” for further information.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June30,
	2003	2004	2003	2004
Revenues:
Online tuition revenues	$1,430,384	$1,395,653	$2,853,905	$2,805,156
Development and other revenues	178,913	52,336	370,289	105,950
Other service revenues	31,597	16,955	61,366	47,890
Net revenues	1,640,894	1,464,944	3,285,560	2,958,996
Costs and expenses:
Cost of revenues	569,951	361,810	1,029,415	726,613
Sales and marketing	551,062	362,430	1,194,400	949,332
Product development and operations	638,930	804,783	1,362,880	1,385,034
General and administrative	435,538	451,688	900,220	897,865
Depreciation and amortization	246,470	337,665	495,420	586,599
Reorganization and other non-recurring charges	112,729	—	172,729	—
Stock-based compensation	13,005	32,498	66,814	61,976
Total costs and expenses	2,567,685	2,350,874	5,221,878	4,607,419
Loss from operations	(926,791)	(885,930)	(1,936,318)	(1,648,423)
Other income	207,138	173,899	207,138	173,899
Interest expense and amortization of debt discount and debt offering costs, net	(24,006)	(1,585,830)	(51,780)	(1,612,542)
Net loss	(743,659)	(2,297,861)	(1,780,960)	(3,087,066)
Dividends to preferred stockholders	(1,839,784)	—	(2,419,032)	—
Net loss attributable to common stockholders	$(2,583,443)	$(2,297,861)	$(4,199,992)	$(3,087,066)
Net loss per share, basic	$(1.09)	$(0.34)	$(2.12)	$(0.51)
Net loss per share — assuming dilution	$(1.09)	$(0.34)	$(2.12)	$(0.51)

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31 2003	June 30 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$534,984	$3,304,454
Accounts receivable, less allowance of $5,000 at December 31, 2003 and June 30, 2004	290,530	293,166
Loans receivable from related party	83,745	66,859
Loans receivable—current	40,526	41,486
Prepaid expenses and other current assets	691,781	400,045
Total current assets	1,641,566	4,106,010
Property and equipment, net	509,662	418,712
Capitalized software costs and courseware development costs, net	1,653,295	1,893,612
Loans receivable—less current portion	33,726	17,114
Other assets	127,598	516,752
Other intangible assets, net	569,494	479,998
Goodwill	328,317	328,317
Total assets	$4,863,658	$7,760,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,222,987	$509,700
Accrued expenses	369,763	367,364
Notes payable	225,000	—
Deferred revenues	1,010,563	306,112
Total current liabilities	2,828,313	1,183,176

Long-term liabilities:
Notes payable—less discount and current portion	—	88,484
Total liabilities	2,828,313	1,271,660

Commitments and contingencies:	—	—

Stockholders’ equity:
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 5,167,000 and 7,313,917 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	51,670	73,139
Additional paid-in capital	92,376,579	99,895,686
Accumulated deficit	(90,392,904)	(93,479,970)
Total stockholders’ equity	2,035,345	6,488,855
Total liabilities and stockholders’ equity	$4,863,658	$7,760,515

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2003	2004
Operating activities
Net loss	$(1,780,960)	$(3,087,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	148,407	136,944
Amortization	347,013	449,655
Debt discount and financing costs amortization	42,420	1,503,368
Compensatory stock, stock options and stock warrants	66,814	61,976
Decrease in allowance for doubtful accounts	(288)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	79,047	(2,636)
Decrease in prepaid expenses and other current assets	273,292	432,266
Decrease in other assets	25,003	1,242
Increase (decrease) in accounts payable and accrued expenses	27,206	(724,169)
Decrease in deferred revenues	(7,635)	(704,451)
Net cash used in operating activities	(779,681)	(1,932,871)
Investing activities
Purchases of property and equipment	(319,023)	(45,994)
Capitalized software and courseware development costs	(399,093)	(600,476)
Increase in restricted cash	(601,784)	—
Proceeds from loans receivable	17,500	17,500
Advances under loans (interest) receivable	(2,754)	(1,847)
Proceeds from loans receivable from related party	18,000	18,000
Advances under loans receivable from related party	(1,625)	(1,114)
Net cash used in investing activities	(1,288,779)	(613,931)
Financing activities
Proceeds from the issuance of common stock	—	2,157,106
Proceeds from the issuance of Series G convertible Preferred Stock	874,937	—
Proceeds from the issuance of Series H convertible Preferred Stock	1,740,240	—
Payments on capital lease obligations	(23,529)	—
Proceeds from notes payable	—	3,384,166
Repayments of notes payable	—	(225,000)
Net cash provided by financing activities	2,591,648	5,316,272
Net increase in cash and cash equivalents	523,188	2,769,470
Cash and cash equivalents at the beginning of the period	727,466	534,984
Cash and cash equivalents at the end of the period	$1,250,654	$3,304,454
Supplemental cash flow information
Interest paid	$—	$43,530

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Pro forma net loss:
As reported	$(2,583,443)	$(2,297,861)	$(4,199,992)	$(3,087,066)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	13,005	32,498	66,814	61,976
Deduct: Total employee non-cash stock compensation expense determined under fair value based method for all awards	(1,438,655)	(872,773)	(2,688,391)	(1,508,518)
Pro forma net loss	$(4,009,093)	$(3,138,136)	$(6,821,569)	$(4,533,608)

Net loss per common share:
Basic and diluted—as reported	$(1.09)	$(0.34)	$(2.12)	$(0.51)
Basic and diluted—pro forma	$(1.69)	$(0.46)	$(3.45)	$(0.75)

Note C — Equity Transactions

In March 2004, the Company raised $5,000,000 through the private placement of 20 units, at a purchase price of $200,000 per unit, and $1,000,000 in principal amount of Series B senior secured convertible notes. Each unit consisted of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock with an initial exercise price of $2.386 (subject to adjustment) per share (“Units”). The Company issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. The Company issued to the Series B noteholders five-year warrants to purchase an aggregate of 383,439 shares of common stock with an initial exercise price of $2.386 (subsequently adjusted to $1.63) per share. An additional one quarter unit was issued to the lead investor’s counsel as payment for legal services in connection with the private placement.

Upon approval of the private placement by the Company’s stockholders at its annual meeting on May 18, 2004, $18,500 of principal of each of the Series A notes automatically converted into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes automatically converted into common stock at $1.63 per share. The total principal amount for both Series of notes converted upon approval by the stockholders was $999,625. The Series A and Series B notes mature on April 1, 2009 and bear interest at the rate of 8% per annum, payable quarterly in cash or stock (valued at the conversion price) at the Company’s option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments. The initial exercise price for the warrants is equal to the average closing price of the Company’s common stock for the five trading days prior to the date of the private placement. Upon stockholder approval of the private placement, the exercise price of the warrants was adjusted to $1.63 per share.  The warrants first became exercisable on May 18, 2004, the date on which the Company’s stockholders approved the private placement.

The terms of the financing include a provision that in the event that the Company does not achieve a certain business milestone by September 30, 2004, and following the date of stockholder approval referenced above, (i) the Company shall issue to each purchaser, for each Unit purchased by such purchaser, an additional 9,058 shares of common stock and an additional 11,113 warrants; and (ii) the conversion price with respect to the notes and the warrant price with respect to the warrants shall be reset to $1.38 in accordance with the terms of the notes and the warrants. If the milestone is not achieved on or before September 30, 2004, the number of shares issued upon the mandatory conversion of the notes, which occured automatically on the date of stockholder approval in May 2004, will be adjusted prospectively as of September 30, 2004 to reflect a conversion price of $1.38 (subject to any adjustments required as of the mandatory conversion date) and such additional shares shall be issued to the holders of notes on or before October 10, 2004.

The terms of the financing include antidilution provisions to the effect that if and whenever in the period commencing after the issuance date (March 23, 2004) and ending 24 months thereafter (March 22, 2006) (the “Antidilution Period”), the Company issues or sells, or is deemed to have issued or sold, any shares of common stock, with the exception of specific customary issuances which are excluded, for a consideration per share less than the conversion price or exercise price in effect immediately prior to such time for the relevant shares, then concurrent with such dilutive issuance, the conversion price or exercise price for the notes and warrants, as the case may be, then in effect shall be reduced to an amount equal to the new securities issuance price.  The Company allocated the proceeds from the issuance of the notes to the notes and to that subset of warrants allocated to the notes on a pro-rata basis based on their relative fair values using the Black-Scholes option pricing model. The amount allocated to the warrants ($1,462,538) was recorded as a debt discount and will be amortized to interest expense over the period the notes are expected to be outstanding. Upon approval of the private placement by its stockholders, the Company recorded an additional $2,187,087 of debt discount for the instruments’ beneficial conversion feature which will be amortized over the expected term of the notes.  The fair value of the warrants allocated to the common stock on a pro-rata basis has been accounted for as cost of capital.

During the second quarter of 2004, an additional $175,000 of Series A and Series B senior secured convertible note principal was converted into 107,363 shares of common stock, resulting in $1,174,625 of aggregate principal converted since the date of issuance of the notes.  The Company expensed as additional interest a proportional amount of unamortized debt discount and offering costs associated with the debt converted totaling $1,399,694. The total outstanding principal remaining as of June 30, 2004 amounted to $2,475,000.

During the second quarter of 2004, the Company issued 76,688 shares of common stock in full satisfaction of accrued financing costs incurred in conjunction with the March 2004 financing.

During the second quarter of 2004, the Company issued 300,483 shares of common stock upon the exercise of warrants and options.  Net cash proceeds to the Company from these exercises amounted to $595,521.

Note D — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Numerator:
Net loss	$(743,659)	$(2,297,861)	$(1,780,960)	$(3,087,066)
Accrued dividends to preferred stockholders	(1,839,784)	—	(2,419,032)	—
Net loss available to common stockholders	$(2,583,443)	$(2,297,861)	$(4,199,992)	$(3,087,066)
Denominator:
Denominator for basic earnings per share — weighted-average shares	2,375,442	6,761,850	1,978,089	6,017,219
Denominator for diluted earnings per share — adjusted weighted-average shares	2,375,442	6,761,850	1,978,089	6,017,219
Basic net loss per share	$(1.09)	$(0.34)	$(2.12)	$(0.51)
Diluted net loss per share	$(1.09)	$(0.34)	$(2.12)	$(0.51)

Note E — Intangible Assets

Other intangible assets were comprised of:

	December 31, 2003	June 30, 2004
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(1,163,846)	(1,253,342)
	$569,494	$479,998

The Company expects amortization expense for other intangible assets to be as follows:

2004 (remaining six months)	89,487
2005	133,490
2006	110,740
2007	66,078
2008	43,747
Thereafter	36,456
$479,998

Note F — Legal Proceedings

In 2002, the Virginia Department of Taxation completed an audit of the Company’s sales and use tax payments from August 1998 through October 2001. After some initial negotiations, adjustments were made to the initial draft assessment and the Company made a payment of $18,928, representing an uncontested portion of the assessment.  Thereafter, a formal assessment was issued by the Virginia Department of Taxation in July 2003 for $86,678, including interest of $17,278, primarily relating to assessment of use tax on the royalties paid by the Company to content providers for courses the Company delivered online. In October 2003, the Company appealed the assessment. In March 2004, the Company was notified that this appeal remains under review. The Company does not have a firm estimate of the probability of liability for this issue or the amount of anticipated legal costs, but has reason to believe that the potential liability will be reduced to the point where it will not be considered material. Accordingly, the Company cannot estimate at this time the amount of liability to be incurred, if any. No amounts have been accrued in the financial statements for this potential liability.

Note G — Reclassifications

The financial statements for the three and six months ended June 30, 2003 reflect a reclassification of certain revenues and expenses from prior period classifications.  The effect of the reclassifications is to reduce revenues, and sales and marketing expenses, by $91,410 and $179,833 for the three-month and six-month periods ended June 30, 2003, respectively. These entries have no effect on the Company’s current or previously reported assets, liabilities, or net loss.

In 1996, the Company entered into an agreement with Park University, which subsequently became one of its largest higher education customers, pursuant to which the Company provided the technological platform and support for administering and delivering this customer’s online degree program to its students.  The customer would pay the Company a fee for each student registered in the program.  Upon achieving certain student registration milestones under the program, pursuant to the terms of the renewal of this customer contract in 2000, the Company thereafter contributed a fixed dollar amount per additional registration thereunder to a marketing and development fund (the “Development Fund”) jointly administered by the Company and the customer.  The Development Fund’s primary goal was to fund marketing and development to grow online revenues for both that customer in the form of course registration fees and the Company in additional online tuition fees.  The Company initially recognized as revenue the entire portion of the online tuition fees received from Park University and recorded the entire portion of the Company’s contributions to the Development Fund as a marketing expense. Based in part upon a subsequent financial analysis performed by management regarding the relative benefits received by the Company and the customer from the Development Fund, and based in part on management’s assessment of the market price for the services the Company provided to the customer, assuming such services were provided with and then without the involvement of the Development Fund, the Company has determined that it should treat 50% of the Development Fund contributions as a reduction to revenue and the remaining 50% of the Development Fund contributions as a sales and marketing expense. It is management’s belief that the apportionment to revenues is appropriate based on its analysis.  The Company’s contract with Park University and the Development Fund were terminated in May 2004.  See Note H – “Significant Customers and Select Partners.”

Note H — Significant Customers and Select Partners

Park University notified the Company that it has entered into a contract with another vendor who began providing their e-learning services as of May 2004.  Consequently, Park University terminated its relationship with the Company in May 2004. Park University represented 41%, 36% and 28% of the Company’s revenues in the six months ended June 30, 2004, and in the years ended December 31, 2003 and 2002, respectively.

In connection with the termination of the Company’s relationship with Park University in May 2004, the Company and Park University entered into a settlement agreement and mutual release.  Pursuant to this agreement:  (1) each party agreed to release all claims against the other party; (2) the Company agreed to provide de minimus post-termination services to Park University; (3) Park University agreed to assume the obligation for all courseware development payments or royalties owed to Park University instructors and waived and released the Company from any undistributed amounts previously paid to the Company with respect thereto; (4) Park University waived claims for past or future payments to the Park Development Fund, including accrued payment obligations thereunder totaling approximately $372,000; and (5) the Company waived any claim to monies currently deposited in the Development Fund and not yet disbursed.  As a result of this settlement, the Company reversed $240,380 it had accrued in the first quarter of 2004 in connection with its obligation to the Development Fund.  Since the Company had been treating 50% of its contributions to the development fund as a reduction to online tuition revenue and the remaining 50% as a sales and marketing expense, of the amount reversed, $120,190 has been recorded as online tuition revenue and $120,190 as a reduction in marketing expenses in the second quarter of 2004.  Furthermore, the elimination of the Company’s obligation to contribute to the Development Fund during the second quarter of 2004 resulted in additional online tuition revenue to the Company of $66,397 as well as savings of $66,397 in marketing expenses in the same quarter.  Lastly, the Company reversed a liability and recorded other income of $77,000 as a result of Park’s assumption of obligations for courseware development payments owed to Park instructors.

In connection with an amendment to the settlement agreement with Park University under which the Company provided additional services to Park for the three days following the initial contract termination date, the Company recorded online tuition revenue of $46,620.

During the six months ended June 30, 2004, the Company entered into Select Partnership Agreements with the Kiplinger Washington Editors, Inc., the Association for Financial Professionals, PCI Global, Inc. and the National Council of State Boards of Nursing.  Through each of these agreements, the Company plans to develop and market on-line curricula for large targeted markets in financial management, certified treasury recertification, project management certification and continuing education in nursing.  With the exception of courseware developed for Kiplinger, all of the curricula relate to either continuing education credits or preparation for a professional certification or licensure, which the Company anticipates will fuel significant demand for the courses.  Kiplinger’s courses relate to education of individuals in personal financial management. Demand for these courses, marketed to large employers, is being driven by the trend from defined benefit to defined contribution retirement plans and employer’s interest in educating their employees on proper retirement investing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings, and including, in particular, the availability of sufficient capital to finance our business plan on terms satisfactory to management, risks relating to uncertainties relating to dependence on strategic partners and third party relationships, implementation of our new Select Partner strategy, difficulties in maintaining compliance with Nasdaq listing requirements, dependence on online distribution, security risks, government regulations and competition.

Reclassification of Revenues and Sales and Marketing Expenses

This quarterly report on Form 10-Q for the quarter ended June 30, 2004 includes financial statements for the three-month and six-month periods ended June 30, 2003 reflecting a reclassification of certain revenues and expenses from prior period classifications and filings relating to our relationship with Park University, formerly one of our largest customers. The reclassification is a result of responding to comments we received from the Division of Corporation Finance of the SEC (the “Staff”) in connection with the Staff’s review of our Registration Statement on Form S-1 (File No. 333-108380) filed in August 2003.

While this reclassification causes revenues and expenses reported herein for the quarter and six months ended June 30, 2003 to be lower than previously reported, it has no impact on our current or previously reported assets, liabilities or net loss.

In 1996, we entered into an agreement with Park University, pursuant to which we provided the technological platform and support for administering and delivering this customer’s online degree program to its students.  The customer would pay us a fee for each student registered in the program.  Upon achieving certain student registration milestones under the program, pursuant to the terms of our renewal of this customer contract in 2000, we thereafter contributed a fixed dollar amount per additional registration thereunder to a marketing and development fund jointly administered by us and our customer.  The Development Fund’s primary goal was to fund marketing and development to grow online revenues for both the customer in the form of course registration fees and us in additional online tuition fees.  Our treatment for this arrangement had been to recognize as revenue the entire portion of the online tuition fees received from this customer and record the entire portion of our contributions to the Development Fund as a marketing expense. Based in part upon a subsequent financial analysis performed by management regarding the relative benefits received by us and our customer from the Development Fund, and based in part on management’s assessment of the market price for the services we provided to our customer, assuming such services were provided with and then without the involvement of the Development Fund, we have determined that we should treat 50% of the Development Fund contributions as a reduction to revenue and the remaining 50% of the Development Fund contributions as a sales and marketing expense. It is management’s belief that the apportionment to revenues is appropriate based on our analysis.  Our contract with this customer and related Development Fund were terminated in May 2004.  Accordingly, we will not be apportioning any future contributions to revenues under this approach beyond that date.

The effect of this reclassification was to reduce revenues, and sales and marketing expenses, by $91,410 and $179,833 for the three-month and six-month periods ended June 30, 2003. These entries have no effect on our current or previously reported assets, liabilities, or net loss.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Summary

For the three months ended June 30, 2004, we incurred a net loss to common stockholders of $2,297,861 (or $0.34 per share), a decrease of 11.1% as compared to a net loss to common stockholders of $2,583,443 (or $1.09 per share) for the three months ended June 30, 2003. The net loss for the three months ended June 30, 2004 includes $1,530,415 of non-cash debt discount and debt offering costs amortization and $173,899 of other income as a result of settlements with a customer and a vendor.  The net loss for the three months ended June 30, 2003 includes $1,839,784 of non-cash deemed dividends to preferred stockholders in connection with the issuance of the Series H Preferred Stock and the June 2003 conversion of all preferred stock into common stock, $112,729 of costs related to legal settlements and other income of $207,138 related to the write-off of royalty obligations to one of our former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce the obligations. Excluding the items mentioned above, the net loss for the three months ended June 30, 2004 and 2003 would be $941,344 and $838,068, respectively.

The following table sets forth unaudited selected financial data:

	For the Three Months Ended June 30,
	2003		2004
Revenues	$1,640,894	100.0%	$1,464,944	100.0%
Cost of revenues	569,951	34.7	361,810	24.7
Sales and marketing	551,062	33.6	362,430	24.7
Product development and operations	638,930	38.9	804,783	54.9
General and administrative	435,538	26.5	451,688	30.8
Depreciation and amortization	246,470	15.0	337,665	23.0
Reorganization and other non-recurring charges	112,729	6.9	—	0.0
Stock-based compensation	13,005	0.8	32,498	2.2
Loss from operations	(926,791)	(56.5)	(885,930)	(60.5)
Other income	207,138	12.6	173,899	11.9
Interest expense and amortization of debt discount and offering costs, net	(24,006)	(1.5)	(1,585,830)	(108.2)
Dividends to preferred stockholders	(1,839,784)	(112.1)	—	—
Net loss to common stockholders	$(2,583,443)	(157.4)%	$(2,297,861)	(156.9)%

Net Revenues

	For the Three Months Ended June 30,
	2003		2004
Online tuition revenues	$1,430,384	87.2%	$1,395,653	95.3%
Online development and other revenues	178,913	10.9	52,336	3.6
Other service revenues	31,597	1.9	16,955	1.1
Total net revenues	$1,640,894	100.0%	$1,464,944	100.0%

Online tuition revenues decreased by 2.4% to $1,395,653 in the second quarter of 2004, compared to $1,430,384 for the same period in 2003.  The decrease was primarily due to decreases in higher education and corporate revenues ($59,000 and $49,000, respectively), partially offset by increases in government revenues as well as revenues from Select Partners ($30,000 and $43,000, respectively)

Online development and other revenues decreased 70.7% to $52,336 in the second quarter of 2004, compared to $178,913 for the second quarter of 2003.  The decrease was primarily due to a decline in course development and professional services orders as we move away from developing and hosting courses that are proprietary to our customers to the co-development of courses under our Select Partner strategy.  While we don’t charge our Select Partners development fees for these courses, we receive a relatively higher percentage of the revenue from their sale, in lieu of such development fees.

Other service revenues decreased 46.3% to $16,955 in the second quarter of 2004, compared to $31,597 for the second quarter of 2003.  Our contract with the U.S. Army, under which all licensing and support revenues were generated, was terminated in May 2004.  Accordingly, we do not expect to recognize any more licensing and support revenues under this contract.

Cost of Revenues

Cost of revenues decreased 36.5% to $361,810 in the second quarter of 2004 as compared to $569,951 for the second quarter of 2003.  The decrease was due to the sale of a higher percentage of courses with relatively lower associated royalty costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 34.2% to $362,430 in the second quarter of 2004 as compared to $551,062 for the second quarter of 2003.  During the second quarter of  2003, we contributed $182,823 to a marketing and development fund (the “Development Fund”) jointly administered by VCampus and Park University as required pursuant to the terms of our contract with them.  The Development Fund’s primary goal was to fund marketing and development to grow online revenues for both Park and derivatively for us in the form of course registration fees.  Amounts required to be contributed by VCampus to the Development Fund were determined under the contract based on meeting or exceeding certain thresholds in course registrations on Park’s virtual campus, which was hosted by VCampus.  Financial statements included in this report reflect 50% of these contributions as a marketing expense in the same period as we recognized revenue from such registrations and the remaining 50% of these contributions as a reduction to revenue.  Contributions to the Development Fund that we accounted for as marketing expense represented 16.9% of the recognized revenues attributable to that customer in the second quarter of 2003.  The Development Fund and our contract with Park University were terminated in May 2004, in connection with which, we and Park University entered into a settlement agreement and mutual release.  As a result of this settlement, in the second quarter of 2004 we reversed $240,380 that we had accrued in the first quarter of 2004 in connection with our obligation to the Development Fund.  Of that amount, $120,190 was recorded as online tuition revenue and $120,190 as a reduction in marketing expenses in the second quarter of 2004.  Furthermore, the elimination of our obligation to contribute to the Development Fund during the second quarter of 2004 resulted in savings of $66,397 in marketing expenses in the same quarter.  Excluding transactions related to the Development Fund, sales and marketing expenses were $482,620 and $459,650 in the second quarter of 2004 and 2003, respectively, an increase of 5% primarily due to increased headcount and out-of-pocket costs in sales and marketing associated with the Select Partner program in the second quarter of 2004.

Product Development and Operations. Product development and operations expenses increased 26.0% to $804,783 in the second quarter of 2004 as compared to $638,930 for the second quarter of 2003.  The increase was due to the fact that following the release of our enhanced course management system in the first quarter of 2004, we did not capitalize any software development costs (due to their nature) in the second quarter of 2004, whereas in the second quarter of 2003 software development costs had been capitalized in accordance with our accounting policies.

General and Administrative. General and administrative expenses increased 3.7% to $451,688 in the second quarter of 2004 as compared to $435,538 for the second quarter of 2003.  The increase was primarily due to the payment of incentive compensation amounts to employees in the second quarter of 2004, partially offset by the elimination of expenses resulting from the expiration of the employment agreement and related termination of employment of our Vice Chairman in December 2003.

Depreciation and Amortization. Depreciation and amortization increased 37.0% to $337,665 in the second quarter of 2004 as compared to $246,469 for the second quarter of 2003.  The increase was primarily due to the release of our enhanced Course Management System in the first quarter of 2004, as a result of which we began amortizing costs we had capitalized for its development.

Stock-based Compensation.  Stock-based compensation expense for the three months ended June 30, 2004 and 2003 consists of the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Other income.  Other income in the second quarter of 2003 consists of the write-off of royalty obligations to one of our former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce the obligations.  Other income in the second quarter of 2004 consists of amounts recorded in connection with the settlements with Park University and one of our content providers which resulted to the write-off of royalty obligations.

Interest Expense.  Interest expense for the three months ended June 30, 2003 primarily consists of amortization of debt discount and deferred debt offering costs related to the remaining balance of the $925,000 of convertible promissory notes issued in December 2001.  Interest expense for the three months ended June 30, 2004 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 ($2,475,000 following mandatory and voluntary partial conversions in the second quarter of 2004) of convertible promissory notes issued in March 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Summary

For the six months ended June 30, 2004, we incurred a net loss to common stockholders of $3,087,066 (or $0.51 per share), a decrease of 26.5% as compared to a net loss to common stockholders of $4,199,992 (or $2.12 per share), for the six months ended June 30, 2003. The net loss for the six months ended June 30, 2004 includes $1,539,806 of non-cash amortization of debt discount and debt offering costs, and $173,899 of other income as a result of settlements with a customer and a vendor.  The net loss for the six months ended June 30, 2003 includes $2,419,032 of non-cash deemed dividends to preferred stockholders in connection with the issuance of the Series G and Series H Preferred Stock and the June 2003 conversion of all preferred stock into common stock, $172,729 of costs related to legal settlements and other income of $207,138 related to the write-off of royalty obligations to one of our former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce the obligations. Excluding the items mentioned above, the net loss for the six months ended June 30, 2004 and 2003 would be $1,721,159 and $1,815,369, respectively.

The following table sets forth unaudited selected financial data:

	For the Six Months Ended June 30,
	2003		2004
Revenues	$3,285,560	100.0%	$2,958,996	100.0%
Cost of revenues	1,029,415	31.3	726,613	24.6
Sales and marketing	1,194,400	36.4	949,332	32.1
Product development and operations	1,362,880	41.5	1,385,034	46.8
General and administrative	900,220	27.4	897,865	30.3
Depreciation and amortization	495,420	15.1	586,599	19.8
Reorganization and other non-recurring charges	172,729	5.3	—	0.0
Stock-based compensation	66,814	2.0	61,976	2.1
Loss from operations	(1,936,318)	(58.9)	(1,648,423)	(55.7)
Other income	207,138	6.3	173,899	5.9
Interest expense and amortization of debt discount and offering costs, net	(51,780)	(1.6)	(1,612,542)	(54.5)
Dividends to preferred stockholders	(2,419,032)	(73.6)	—	0.0
Net loss to common stockholders	$(4,199,992)	(127.8)%	$(3,087,066)	(104.3)%

Net Revenues

	For the Six Months Ended June 30,
	2003		2004
Online tuition revenues	$2,853,905	86.8%	$2,805,156	94.8%
Online development and other revenues	370,289	11.3	105,950	3.6
Other service revenues	61,366	1.9	47,890	1.6
Total net revenues	$3,285,560	100.0%	$2,958,996	100.0%

Online tuition revenues decreased 1.7% to $2,805,156 for the six months ended June 30, 2004 compared to $2,853,905 for the same period in 2003.  The decrease was primarily due to decreases in higher education and corporate revenues ($53,000 and $112,000, respectively), partially offset by increases in government revenues as well as revenues from Select Partners ($47,000 and $69,000, respectively).

Online development and other revenues decreased 71.4% to $105,950 for the six months ended June 30, 2004 compared to $370,289 for the same period in 2003.  The decrease was primarily due to a decline in course development and professional services orders as we move away from developing and hosting courses that are proprietary to our customers to the co-development of courses under our Select Partner strategy.  While we don’t charge our Select Partners development fees for these courses, we receive a relatively higher percentage of the revenue from their sale, in lieu of such development fees.

Other service revenues decreased 22.0% to $47,890 for the six months ended June 30, 2004, compared to $61,366 for the same period in 2003.  Our contract with the U.S. Army, under which all licensing and support revenues were generated, was terminated in May 2004.  Accordingly, we do not expect to recognize any more licensing and support revenues under this contract.

Cost of Revenues

Cost of revenues decreased 29.4% to $726,613 for the six months ended June 30, 2004 as compared to $1,029,415 for the same period in 2003.  The decrease was due to the sale of a higher percentage of courses with relatively lower associated royalty costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 20.5% to $949,332 for the six months ended June 30, 2004 as compared to $1,194,400 for the same period in 2003.  During the six months ended June 30, 2003, we contributed $359,668 to a marketing and development fund (the “Development Fund”) jointly administered by VCampus and Park University as required pursuant to the terms of our contract with them.  The Development Fund’s primary goal was to fund marketing and development to grow online revenues for both Park and derivatively for us in the form of course registration fees.  Amounts required to be contributed by VCampus to the Development Fund were determined under the contract based on meeting or exceeding certain thresholds in course registrations on Park’s virtual campus, which was hosted by VCampus.  Financial statements included in this report reflect 50% of these contributions as a marketing expense in the same period as we recognized revenue from such registrations and the remaining 50% of these contributions as a reduction to revenue.  Contributions to the Development Fund that we accounted for as marketing expense represented 16.3% of the recognized revenues attributable to that customer for the six months ended June 30, 2003.  The Development Fund and our contract with Park University were terminated in May 2004, in connection with which we and Park University entered into a settlement agreement and mutual release.  As a result of this settlement, in the second quarter of 2004 we reversed $240,380 we had accrued in the first quarter of 2004 in connection with our obligation to the Development Fund.  Of that amount, $120,190 was recorded as online tuition revenue and $120,190 as a reduction in marketing expenses in the second quarter of 2004.  Furthermore, the elimination of our obligation to contribute to the Development Fund during the second quarter of 2004 resulted in savings of $66,397 in marketing expenses in the same quarter.  Excluding transactions related to the Development Fund, sales and marketing expenses were $949,332 and $1,014,566 for the six months ended June 30, 2004 and 2003, respectively, a decrease of 6.4% primarily due to lower out-of-pocket costs in the 2004 period.

Product Development and Operations. Product development and operations expenses increased 1.6% to $1,385,034 for the six months ended June 30, 2004 as compared to $1,362,880 for the same period in 2003.  The increase was due to the fact that following the release of our enhanced course management system in the first quarter of 2004, we did not capitalize any software development costs (due to their nature) in the second quarter of 2004, whereas for the six months ended June 30, 2003, we had capitalized software development costs in accordance with our accounting policies.  The increase was partially offset by a reduction in headcount devoted to operations in the second quarter of 2003.

General and Administrative. General and administrative expenses remained essentially unchanged at $897,865 for the six months ended June 30, 2004 as compared to $900,220 for the same period in 2003. The payment of incentive compensation amounts to employees in the second quarter of 2004 was offset by the elimination of expenses resulting from the expiration of the employment agreement and related termination of employment of our Vice Chairman in December 2003.

Depreciation and Amortization. Depreciation and amortization increased 18.4% to $586,599 for the six months ended June 30, 2004 as compared to $495,419 for the same period in 2003.  The increase was primarily due to the release of our enhanced Course Management System in the first quarter of 2004 as a result of which we began amortizing costs we had capitalized for its development.

Stock-based Compensation.  Stock-based compensation expense for the six months ended June 30, 2004 and 2003 consists of the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Other income.  Other income for the six months ended June 30, 2003 consists of the write-off of royalty obligations to one of our former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce the obligations.  Other income for the same period in 2004 consists of amounts recorded in connection with the settlements with Park University and one of our content providers which resulted in the write-off of royalty obligations.

Interest Expense.  Interest expense for the six months ended June 30, 2003 primarily consists of amortization of debt discount and deferred debt offering costs related to the remaining balance of the $925,000 of convertible promissory notes issued in December 2001.  Interest expense for the six months ended June 30, 2004 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 ($2,475,000 following mandatory and voluntary partial conversions in the second quarter of 2004) of convertible promissory notes issued in March 2004.

Liquidity and Capital Resources

As of June 30, 2004, we had $3,304,454 in cash and cash equivalents, an increase of $2,469,470 from December 31, 2003, attributable primarily to cash raised in connection with our March 2004 private placement financing. Net cash used in operating activities was $1,932,871 and $779,681 for the six months ended June 30, 2004 and 2003, respectively.  The increase in cash used in operating activities was primarily due to the paydown of accounts payable following our March 2004 private placement.

Net cash utilized in investing activities was $613,931 and $1,288,779 for the six months ended June 30, 2004 and 2003, respectively. The use of cash for investing activities in both periods was primarily attributable to software development costs that were capitalized and the purchase of computer equipment in furtherance of our plans to upgrade our technological infrastructure.

Net cash provided by financing activities was $5,316,272 for the six months ended June 30, 2004 and $2,591,648 for the six months ended June 30, 2003.  In March 2004, we raised $5,000,000 in gross cash proceeds through the private placement of 20 units, at a purchase price of $200,000 per unit, and Series B senior secured convertible notes in the aggregate principal amount of $1,000,000. Each unit consisted of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock. We issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. We issued to the Series B noteholders five-year warrants to purchase an aggregate of 383,439 shares of common stock. The exercise price for the warrants , as adjusted upon shareholder approval in May 2004, is now $1.63 per share.  During the second quarter of 2004, an additional $175,000 of Series A and Series B senior secured convertible note principal was converted into 107,363 shares of common stock, resulting in $1,174,625 of aggregate principal converted as of the end of the second quarter.  During the second quarter of 2004, we issued 300,483 shares of common stock upon the exercise of warrants and options.  Net proceeds to us from these exercises amounted to $595,521.

Upon approval of the private placement by VCampus’ stockholders at our annual meeting on May 18, 2004, $18,500 of principal of each of the Series A notes was converted into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes was converted into common stock at $1.63 per share. The total principal amount for both Series converted upon approval of the stockholders was $999,625. Therefore, following stockholder approval, a total of $2,650,000 of the placement was recorded as equity and $2,650,000 as senior debt. The notes mature on April 1, 2009 and bear interest at the rate of 8% per annum payable quarterly in cash or stock (valued at the conversion price) at VCampus’ option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments.

We have sustained continuing operating losses in 2003 and for the six months ended June 30, 2004 and had an accumulated deficit of $93.5 million as of June 30, 2004. We expect negative cash flow from operations to continue until the online revenue stream matures. We have historically funded our operating cash deficits through the sale of equity, and to a lesser extent, borrowings. We believe we have adequate capital from the March 2004 financing and access to adequate additional resources to fund operations until operations reach cash flow positive. However, in the event revenues do not meet anticipated levels or we are unable to raise additional funding to meet working capital requirements, we may need to further reduce operating expenses. If we are unable to raise additional funding to meet working capital requirements, we may be unable to maintain compliance with Nasdaq SmallCap Market listing requirements and we might not be able to achieve our business objectives. VCampus believes it has available capital on hand and sources for additional debt or equity capital in amounts necessary to meet its cash needs through 2004 and into 2005. However, such capital, if needed and available, may not have terms favorable to us or our current stockholders. Furthermore, the terms of the debt and equity financing conducted in March 2004, which includes antidilution protection, may significantly hinder our ability to raise further capital in the future. Our obligations with respect to the repayment of the debt may have a significant impact on our cash flow.

Park University, one of our largest higher education customers notified us that it has entered into a contract with another vendor that began providing their e-learning services as of May 2004.  As a result, Park University terminated its relationship with VCampus as of May 2004. Park University represented 41%, 36% and 28% of our revenues for the six months ended June 30, 2004, and in the years ended December 31,2003 and 2002, respectively.  As of a result of a settlement we have reached with Park University related to monies contributed to the Development Fund established by us and Park and not yet disbursed, we realized approximately $450,000 by reversing amounts previously accrued, which is reflected on our statements of operations and cash flows in the second quarter of 2004.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities

(a)       No modifications.

(b)      No limitations or qualifications.

(c)       From April 1, 2004 to June 30, 2004, we sold the following unregistered securities:

76,688 shares of common stock at $1.63 per share to a financial advisor in the March 2004 financing as payment for services.

284,515 shares of common stock to various investors upon the exercise of warrants with strike prices between $1.63 and $3.85 per share.

720,639 shares of common stock to investors in the March 2004 financing upon their mandatory and voluntary partial conversion of their convertible promissory notes at $1.63 per share on May 18, 2004

The sales of the above securities were deemed to be exempt from registration under the Act in reliance upon section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Recipients of the securities in each such transaction represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions. All recipients had adequate access to information about VCampus.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 18, 2004. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)  The stockholders approved an amendment to the bylaws to decrease the required minimum number of authorized directors from five to four with 3,768,762 shares voting for, 0 shares voting against and 460 shares abstained.

(b)  The stockholders elected the following persons as our Directors: Narasimhan P. Kannan, Edson D. deCastro, John D. Sears and Martin E. Maleska. The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld	Votes Abstained
Narasimhan P. Kannan	3,768,762	0	300
Edson D. deCastro	3,768,762	0	300
John D. Sears	3,768,762	0	300
Martin E. Maleska	3,768,762	0	300

(c)  The stockholders ratified and approved the $5.3 million common stock and convertible note financing completed in March 2004 and authorized the full conversion of the securities issued thereunder into common stock pursuant to the terms thereof with 3,475,012 shares voting for, 0 shares voting against and 460 shares abstained.

(d)  The stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to eliminate all the authorized shares of preferred stock in each currently designated series of preferred stock with 3,768,762 shares voting for, 0 shares voting against and 460 shares abstained.

(e)  The stockholders approved the reservation of an additional 1,000,000 shares for issuance under our 1996 Stock Plan; with 3,766,330 shares voting for, 2,432 shares voting against and 460 shares abstained.

(f)  The stockholders ratified and approved the appointment of Reznick Fedder & Silverman, Bethesda, Maryland, as our independent registered public accounting firm for the fiscal year ending December 31, 2004 with 3,767,744 shares voting for, 0 shares voting against and 460 shares abstained.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
10.99	VCampus’ standard form of Online Content Conversion and Distribution Agreement (also known as the form of Select Partner Agreement)
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.  During the quarter ended June 30, 2004, we filed the following current reports on Form 8-K:

1.               Form 8-K on May 4, 2004 announcing our financial results for the first quarter of 2004; and

2.               Form 8-K on June 24, 2004 disclosing for Regulation FD purposes materials presented at an investor conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

VCAMPUS CORPORATION

By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan
Chief Executive Officer

By:	/s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2004

EXHIBIT INDEX

Exhibit No.	Description
10.99	VCampus’ standard form of Online Content Conversion and Distribution Agreement (also known as the form of Select Partner Agreement)
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002