Form 10-Q
period 2004-09-30
VCAMPUS CORP
filed 2004-11-12
CIK 943742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes    ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,882,216
(Class)	(Outstanding at November 10, 2004)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Online tuition revenues	$1,337,103	$839,968	$4,191,006	$3,645,124
Development and other revenues	41,667	77,667	411,956	183,617
Other service revenues	26,931	—	88,297	47,890
Net revenues	1,405,701	917,635	4,691,259	3,876,631
Costs and expenses:
Cost of revenues	380,049	304,900	1,409,464	1,031,513
Sales and marketing	496,616	474,774	1,691,014	1,424,106
Product development and operations	534,348	692,851	1,897,228	2,077,885
General and administrative	432,566	404,731	1,332,786	1,302,596
Depreciation and amortization	218,221	316,529	713,641	903,128
Reorganization & other non-recurring costs	—	—	172,729	—
Stock-based compensation	28,750	45,498	95,564	107,474
Total costs and expenses	2,090,550	2,239,283	7,312,426	6,846,702
Loss from operations	(684,849)	(1,321,648)	(2,621,167)	(2,970,071)
Other income	—	—	207,138	173,899
Interest expense and amortization of debt discount and debt offering costs, net	(33,325)	(446,839)	(85,105)	(2,059,381)
Net loss	$(718,174)	$(1,768,487)	$(2,499,134)	$(4,855,553)
Dividends to preferred stockholders	—	—	(2,419,032)	—
Net loss attributable to common stockholders	$(718,174)	$(1,768,487)	$(4,918,166)	$(4,855,553)
Net loss per share, basic	$(0.16)	$(0.24)	$(1.72)	$(0.72)
Net loss per share—assuming dilution	$(0.16)	$(0.24)	$(1.72)	$(0.72)

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$534,984	$3,135,242
Accounts receivable, less allowance of $5,000 at December 31, 2003 and September 30, 2004	290,530	391,551
Loans receivable from related party	83,745	58,355
Loans receivable—current	40,526	41,977
Prepaid expenses and other current assets	691,781	856,025
Total current assets	1,641,566	4,483,150
Property and equipment, net	509,662	521,821
Capitalized software costs and courseware development costs, net	1,653,295	1,848,365
Loans receivable—less current portion	33,726	8,621
Other assets	127,598	483,404
Other intangible assets, net	569,494	435,250
Goodwill	328,317	328,317
Total assets	$4,863,658	$8,108,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,222,987	$1,189,905
Accrued expenses	369,763	388,098
Notes payable	225,000	25,556
Deferred revenues	1,010,563	1,254,414
Total current liabilities	2,828,313	2,857,973
Long-term liabilities:
Notes payable—less discount and current portion	—	383,326
Total liabilities	2,828,313	3,241,299
Commitments and contingencies:	—	—
Stockholders’ equity:
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 5,167,000 and 7,398,333 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	51,670	73,983
Additional paid-in capital	92,376,579	100,042,102
Accumulated deficit	(90,392,904)	(95,248,456)
Total stockholders’ equity	2,035,345	4,867,629
Total liabilities and stockholders’ equity	$4,863,658	$8,108,928

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Operating activities
Net loss	$(2,499,134)	$(4,855,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	218,310	212,253
Amortization	495,331	690,875
Debt discount amortization	63,631	1,883,405
Stock option and warrant compensation	95,564	107,474
Decrease in allowance for doubtful accounts	(28,019)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	96,041	(101,021)
Increase in prepaid expenses and other current assets	(392,372)	(66,740)
Decrease in other assets	24,956	67,977
Increase in accounts payable and accrued expenses	709,995	28,534
Increase in deferred revenues	691,963	243,851
Net cash used in operating activities	(523,734)	(1,788,945)
Investing activities
Purchases of property and equipment	(346,713)	(225,736)
Proceeds from the sale of property and equipment	—	1,323
Capitalized software and courseware development costs	(695,089)	(751,701)
Proceeds from loans receivable	26,250	26,250
Advances under loans (interest) receivable	(3,965)	(2,595)
Proceeds from loans receivable from related parties	27,000	27,000
Advances under loans receivable from related parties	(2,344)	(1,610)
Net cash used in investing activities	(994,861)	(927,069)
Financing activities
Proceeds from issuance of common stock	735,330	2,157,106
Proceeds from the issuance of Series G convertible Preferred Stock	874,937	—
Proceeds from the issuance of Series H convertible Preferred Stock	1,740,240	—
Proceeds from notes payable	—	3,384,166
Repayments of notes payable	—	(225,000)
Payments on capital lease obligations	(23,529)	—
Net cash provided by financing activities	3,326,978	5,316,272
Net increase in cash and cash equivalents	1,808,383	2,600,258
Cash and cash equivalents at the beginning of the period	727,466	534,984
Cash and cash equivalents at the end of the period	$2,535,849	$3,135,242
Supplemental cash flow information
Interest paid	$—	$43,530
Significant noncash financing activities
Conversion of debt and accrued interest to common stock	$—	$1,293,387

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

Note B — Stock Based Compensation Expense

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Pro forma net loss:
As reported	$(718,174)	$(1,768,487)	$(4,918,166)	$(4,855,553)
Add: Noncash stock compensation included in reported net loss attributable to common stockholders	28,750	45,498	95,564	107,474
Deduct: Total employee noncash stock compensation expense determined under fair value based method for all awards	(1,344,195)	(754,258)	(4,032,586)	(2,262,776)
Pro forma net loss	$(2,033,619)	$(2,477,247)	$(8,855,188)	$(7,010,855)

Net loss per common share:
Basic and diluted—as reported	$(0.16)	$(0.24)	$(1.72)	$(0.72)
Basic and diluted—pro forma	$(0.44)	$(0.34)	$(3.09)	$(1.04)

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

The terms of the financing included a provision that in the event that the Company did not achieve a certain business milestone by September 30, 2004, the Company would adjust the purchase price for the units and the conversion price with respect to the notes and the warrant price with respect to the warrants would be reset to $1.38.  As disclosed on Form 8-K filed by the Company on September 30, 2004, the Company achieved the business milestone prior to September 30, 2004.  As a result, the potential additional issuance of shares described above did not occur.

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

The Company allocated the proceeds from the issuance of the notes to the notes and to that subset of warrants allocated to the notes on a pro-rata basis based on their relative fair values using the Black-Scholes option pricing model. The amount allocated to the warrants ($1,462,538) was recorded as a debt discount and is being amortized to interest expense over the period the notes are expected to be outstanding using the effective interest rate method. Upon approval of the private placement by its stockholders, the Company recorded an additional $2,187,087 of debt discount for the instruments’ beneficial conversion feature which is also being amortized over the expected term of the notes.  The fair value of the warrants allocated to the common stock on a pro-rata basis has been accounted for as cost of capital.

During the second and third quarters of 2004, an additional $175,000 and $50,000, respectively, of Series A and Series B senior secured convertible note principal was converted into 107,363 and 30,675, shares of common stock, respectively, resulting in $1,224,625 of aggregate principal converted since the date of issuance of the notes.  The Company expensed as additional interest a proportional amount of unamortized debt discount and offering costs associated with the debt converted totaling $1,399,694 and $52,555 during the second and third quarters of 2004, respectively. The total outstanding principal remaining as of September 30, 2004 amounted to $2,425,000. The total unamortized debt discount as of September 30, 2004 amounted $2,016,118 resulting to a net balance on the notes of $408,882 of which $25,556 is classified as current.

During the second quarter of 2004, the Company issued 76,688 shares of common stock in full satisfaction of accrued financing costs incurred in conjunction with the March 2004 financing.

During the second quarter of 2004, the Company issued 300,483 shares of common stock upon the exercise of warrants and options.  Net cash proceeds to the Company from these exercises amounted to $595,521.

During the third quarter of 2004, the Company issued 42,177 shares of common stock valued at $1.63 per share as payment of interest due on the notes for the quarter ended June 30, 2004.

Note D — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Numerator:
Net loss	(718,174)	$(1,768,487)	$(2,499,134)	$(4,855,553)
Accrued dividends to preferred stockholders		—	(2,419,032)	—
Net loss available to common stockholders	$(718,174)	$(1,768,487)	$(4,918,166)	$(4,855,553)
Denominator:
Denominator for basic earnings per share — weighted-average shares	4,600,251	7,369,419	2,861,748	6,761,818
Denominator for diluted earnings per share — adjusted weighted-average shares	4,600,251	7,369,419	2,861,748	6,761,818
Basic net loss per share	$(0.16)	$(0.24)	$(1.72)	$(0.72)
Diluted net loss per share	$(0.16)	$(0.24)	$(1.72)	$(0.72)

Note E — Intangible Assets

Other intangible assets were comprised of:

	December 31, 2003	September 30, 2004
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(1,163,846)	(1,298,090)
	$569,494	$435,250

VCampus expects amortization expense for other intangible assets to be as follows:

2004 (remaining three months)	44,741
2005	133,490
2006	110,740
2007	66,078
2008	43,747
Thereafter	36,454
$435,250

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

Note G —Segment Information

The Company views its operations and manages its business as one segment, the development and marketing of internet based learning solutions and related services.  Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.

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

During the nine months ended September 30, 2004, we entered into Select Partnership Agreements with the Kiplinger Washington Editors, Inc., the Association for Financial Professionals, PCI Global, Inc., the National Council of State Boards of Nursing, the National Contract Management Association, the American College of Forensic Examiners International and the New York Institute of Finance.  Under these agreements, we plan to develop and market online curricula for large targeted markets in financial management, certified treasury recertification, project management certification, continuing education in nursing, corporate and government contract management, forensic nursing specialty designation and financial research analysts’ requirements.  With the exception of courseware developed for Kiplinger, all of the curricula relate to either continuing education credits or preparation for a professional certification or licensure, which we anticipate will fuel significant demand for the courses.  Kiplinger’s courses relate to education of individuals in personal financial management. We believe that the demand for the Kiplinger courses, marketed to large employers, is being driven by the movement from defined benefit to defined contribution retirement plans and employers’ interest in educating their employees on proper retirement investing.

Critical Accounting Policies and Estimates

We consider the following accounting policies and estimates to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment and/or use of significant estimates. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.

Capitalized Software and Courseware Development Costs

We capitalize the cost of software used for internal operations and courseware once technological feasibility of the software and courseware has been demonstrated.  We capitalize costs incurred during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the vcampus or courseware, typically two to three years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events.

Goodwill and other intangibles

Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies net tangible assets at the dates of acquisition.

We consider the Company to be a single reporting unit.  Accordingly, all of our goodwill is associated with the entire Company. We test the Company for impairment on an annual basis, coinciding with our fiscal year and on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Revenue Recognition

We currently derive our revenues from online tuition revenues and development and other revenues.

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

Development and other revenues earned under courseware conversion contracts are recognized relative to our proportionate performance based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

Prior to the third quarter of 2004, we had also been recognizing revenues for other services.  Revenues for other services were being recognized as the services were delivered.

We account for cash received from customers as prepayments for future services as deferred revenue. We recognize revenue associated with those cash receipts in accordance with the above policies.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Summary

For the three months ended September 30, 2004, we incurred a net loss to common stockholders of $1,768,487 (or $0.24 per share), an increase of 146.2% as compared to a net loss to common stockholders of $718,174 (or $0.16 per share) for the three months ended September 30, 2003. The net loss for the three months ended September 30, 2004 includes $405,887 of noncash debt discount and debt offering costs amortization resulting from the March 2004 financing.

The following table sets forth selected financial data:

	For the Three Months Ended September 30,
	2003		2004
Revenues	$1,405,701	100.0%	$917,635	100.0%
Cost of revenues	380,049	27.0	304,900	33.2
Sales and marketing	496,616	35.3	474,774	51.7
Product development and operations	534,348	38.0	692,851	75.5
General and administrative	432,566	30.8	404,731	44.1
Depreciation and amortization	218,221	15.5	316,529	34.5
Stock-based compensation	28,750	2.0	45,498	5.0
Loss from operations	(684,849)	(48.7)	(1,321,648)	(144.0)
Interest expense	(33,325)	(2.4)	(446,839)	(48.7)
Net loss	(718,174)	(51.1)	(1,768,487)	(192.7)
Net loss to common stockholders	$(718,174)	(51.1)%	$(1,768,487)	(192.7)%

Net Revenues

	For the Three Months Ended September 30,
	2003		2004
Online tuition revenues	$1,337,103	95.1%	$839,968	91.5%
Online development and other revenues	41,667	3.0	77,667	8.5
Other service revenues	26,931	1.9	—	0.0
Total net revenues	$1,405,701	100.0%	$917,635	100.0%

Online tuition revenues decreased 37.2% to $839,968 in the third quarter of 2004, compared to $1,337,103 for the same period in 2003.  The decrease is primarily due to a decrease in revenue from higher education customers, and more specifically from Park University ($511,000) and corporate customers ($70,000), which was partially offset by an increase in revenue from government customers and Select Partners ($21,000 and $63,000, respectively).

Online development and other revenues increased 86.4% to $77,667 in the third quarter of 2004, compared to $41,667 for the third quarter of 2003.  The increase was primarily due to a large order from one of our largest corporate customers. As we move away from developing and hosting courses that are proprietary to our customers to the co-development of courses under our Select Partner strategy, for which we do not charge our Select Partners development fees, we expect development revenues to remain a relatively small component of our total revenues. However, we generally receive a relatively higher percentage of the revenue from the sale of Select Partner courses, in lieu of such foregone development fees.

Cost of Revenues

Cost of revenues decreased 19.8% to $304,900 in the third quarter of 2004 as compared to $380,049 for the third quarter of 2003.  The decrease was primarily due to the sale of a higher percentage of courses with relatively lower associated royalty costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 4.4% to $474,774 in the third quarter of 2004 as compared to $496,616 for the third quarter of 2003. Excluding the Park Development Fund contribution in the third quarter of 2003, which did not occur in the third quarter of 2004 following the termination of our contract with Park University in May 2004, sales and marketing expenses were $474,774 and $404,860 for the third quarter of 2004 and 2003, respectively, an increase of 17.3%.  The increase was primarily attributable to increased headcount and out-of-pocket costs in sales and marketing associated with the implementation and support for our Select Partner program in the third quarter of 2004.

Product Development and Operations. Product development and operations expenses increased 29.7% to $692,851 in the third quarter of 2004 as compared to $534,348 for the third quarter of 2003.  The increase was due to the fact that following the release of our new course management system in the first quarter of 2004, we did not capitalize any software development costs (due to their nature) in the third quarter of 2004, whereas in the third quarter of 2003, software development costs had been capitalized.

General and Administrative. General and administrative expenses decreased 6.4% to $404,731 in the third quarter of 2004 as compared to $432,566 for the third quarter of 2003.  The decrease was primarily due to the expiration of the employment agreement and related termination of employment of our Vice Chairman in December 2003, partially offset by small increases in miscellaneous general and administrative items.

Depreciation and Amortization. Depreciation and amortization increased 45.0% to $316,529 in the third quarter of 2004 as compared to $218,221 for the third quarter of 2003.  The increase was primarily due to the release of our new Course Management System in the first quarter of 2004, as a result of which we began amortizing costs we had capitalized for its development.

Stock-based Compensation.  Stock-based compensation expense for the three months ended September 30, 2004 and 2003 consists of the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Interest Expense.  Interest expense for the three months ended September 30, 2003 primarily consists of amortization of debt discount and deferred debt offering costs related to the remaining balance of the $925,000 of convertible promissory notes issued in December 2001.  Interest expense for the three months ended September 30, 2004 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 ($2,425,000 following mandatory and voluntary partial conversions in the second and third quarter of 2004) of convertible promissory notes issued in March 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Summary

For the nine months ended September 30, 2004, we incurred a net loss to common stockholders of $4,855,553 (or $0.72 per share), a decrease of 1.3% as compared to a net loss to common stockholders of $4,918,166 (or $1.72 per share) for the nine months ended September 30, 2003. The net loss for the nine months ended September 30, 2004 includes $1,945,693 of primarily noncash amortization of debt discount and debt offering costs, and $173,899 of other income as a result of settlements with a customer and a vendor.  The net loss for the nine months ended September 30, 2003 includes $2,419,032 of noncash deemed dividends to preferred stockholders in connection with the issuance of the Series G and Series H Preferred Stock and the June 2003 conversion of all preferred stock into common stock, $172,729 of costs related to legal settlements and other income of $207,138 related to the write-off of royalty obligations to one of our former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce the obligations.

The following table sets forth selected financial data:

	For the Nine Months Ended September 30,
	2003		2004
Revenues	$4,691,259	100.0%	$3,876,631	100.0%
Cost of revenues	1,409,464	30.0	1,031,513	26.6
Sales and marketing	1,691,014	36.0	1,424,106	36.7
Product development and operations	1,897,228	40.4	2,077,885	53.6
General and administrative	1,332,786	28.4	1,302,596	33.6
Depreciation and amortization	713,641	15.2	903,128	23.3
Reorganization and other non-recurring charges	172,729	3.7	—	0.0
Stock-based compensation	95,564	2.0	107,474	2.8
Loss from operations	(2,621,167)	(55.9)	(2,970,071)	(76.6)
Other income	207,138	4.4	173,899	4.5
Interest expense	(85,105)	(1.8)	(2,059,381)	(53.2)
Net loss	(2,499,134)	(53.3)	(4,855,553)	(125.3)
Dividends to preferred stockholders	(2,419,032)	(51.5)	—	0.0
Net loss to common stockholders	$(4,918,166)	(104.8)%	$(4,855,553)	(125.3)%

Net Revenues

	For the Nine Months Ended September 30,
	2003		2004
Online tuition revenues	$4,191,006	89.3%	$3,645,124	94.0%
Online development and other revenues	411,956	8.8	183,617	4.8
Other service revenues	88,297	1.9	47,890	1.2
Total net revenues	$4,691,259	100.0%	$3,876,631	100.0%

Online tuition revenues decreased 13.0% to $3,645,124 for the nine months ended September 30, 2004, compared to $4,191,006 for the same period in 2003.  The decrease is primarily due to a decrease in revenue from higher education customers, and more specifically from Park University ($563,000) and corporate customers ($183,000), which was partially offset by an increase in revenue from government customers and Select Partners ($68,000 and $132,000, respectively).

Online development and other revenues decreased 55.4% to $183,617 for the nine months ended September 30, 2004 compared to $411,956 for the same period in 2003.  The decrease was primarily due to a decline in course development and professional services orders as we move away from developing and hosting courses that are proprietary to our customers to the co-development of courses under our Select Partner strategy.  While we do not charge our Select Partners development fees for these courses, we generally receive a relatively higher percentage of the revenue from their sale, in lieu of such foregone development fees.

Cost of Revenues

Cost of revenues decreased 26.8% to $1,031,513 for the nine months ended September 30, 2004 as compared to $1,409,464 for the same period in 2003.  The decrease was due to the sale of a higher percentage of courses with relatively lower associated royalty costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 15.8% to $1,424,106 for the nine months ended September 30, 2004 as compared to $1,691,014 for the same period in 2003. Excluding the Park Development Fund contribution in the nine months ended September 30, 2003, which did not occur in the 2004 period following the termination of our contract with Park University in May 2004, sales and marketing expenses were $1,424,106 and $1,419,425 for the nine months ended September 2004 and 2003, respectively, an increase of less than 1%.

Product Development and Operations. Product development and operations expenses increased 9.5% to $2,077,885 for the nine months ended September 30, 2004 as compared to $1,897,228 for the same period in 2003.  The increase was due to the fact that following the release of our new course management system in the first quarter of 2004, we did not capitalize any software development costs (due to their nature) in the second and third quarter of 2004, whereas for the nine months ended September 30, 2003, software development costs had been capitalized.

General and Administrative. General and administrative expenses decreased 2.3% to $1,302,596 for the nine months ended September 30, 2004 as compared to $1,332,786 for the same period in 2003. The payment of incentive compensation amounts to employees in the second quarter of 2004 was offset by the elimination of expenses resulting from the expiration of the employment agreement and related termination of employment of our Vice Chairman in December 2003.

Depreciation and Amortization. Depreciation and amortization increased 26.6% to $903,128 for the nine months ended September 30, 2004 as compared to $713,641 for the same period in 2003.  The increase was primarily due to the release of our new Course Management System in the first quarter of 2004 as a result of which we began amortizing costs we had capitalized for its development.

Reorganization and Other Charges.  Reorganization and other charges of $172,729 for the nine months ended September 30, 2003 consist of amounts paid in excess of prior accruals to satisfy in full all liabilities in connection with the termination of the Rockville, Maryland facility lease and our recent legal settlements.

Stock-based Compensation.  Stock-based compensation expense for the nine months ended September 30, 2004 and 2003 consists of the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

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

Interest Expense.  Interest expense for the nine months ended September 30, 2003 primarily consists of amortization of debt discount and deferred debt offering costs related to the remaining balance of the $925,000 of convertible promissory notes issued in December 2001.  Interest expense for the nine months ended September 30, 2004 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 ($2,425,000 following mandatory and voluntary partial conversions in the second and third quarter of 2004) of convertible promissory notes issued in March 2004.

Liquidity and Capital Resources

As of September 30, 2004, we had $3,135,242 in cash and cash equivalents, an increase of $2,600,258 from December 31, 2003, attributable primarily to cash raised in connection with our March 2004 private placement financing and a large customer prepayment ($5.3 million and $1.2 million, respectively), partially offset by operating losses ($3.0 million) and the paydown of liabilities during 2004 ($900,000). Net cash used in operating activities was $1,788,945 and $523,734 for the nine months ended September 30, 2004 and 2003, respectively.  The increase in cash used in operating activities was primarily due to the paydown of accounts payable following our March 2004 private placement.

Net cash used in investing activities was $927,069 and $994,861 for the nine months ended September 30, 2004 and 2003, respectively. The use of cash for investing activities in both periods was primarily attributable to courseware and software development costs that were capitalized and the purchase of computer equipment in furtherance of our plans to upgrade our technological infrastructure.

Net cash provided by financing activities was $5,316,272 for the nine months ended September 30, 2004 and $3,326,978 for the nine months ended September 30, 2003.  In March 2004, we raised $5,000,000 in gross cash proceeds through the private placement of 20 units, at a purchase price of $200,000 per unit, and Series B senior secured convertible notes in the aggregate principal amount of $1,000,000. Each unit consisted of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock. We issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. We issued to the Series B noteholders five-year warrants to purchase an aggregate of 383,439 shares of common stock. The exercise price for the warrants, as adjusted upon shareholder approval in May 2004, is now $1.63 per share.  During the second and third quarter of 2004, an additional $225,000 of Series A and Series B senior secured convertible note principal was converted into 138,038 shares of common stock, resulting in $1,224,625 of aggregate principal from this financing converted as of the end of the third quarter 2004.  During the second quarter of 2004, we issued 300,483 shares of common stock upon the exercise of warrants and options.  Net proceeds to us from these exercises amounted to $595,521.

Upon approval of the private placement by VCampus’ stockholders at our annual meeting on May 18, 2004, $18,500 of principal of each of the Series A notes was converted into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes was converted into common stock at $1.63 per share. The total principal amount for both Series converted upon approval of the stockholders was $999,625. Therefore, following stockholder approval, a total of $2,650,000 of the placement was recorded as equity and $2,650,000 as senior debt. The notes mature on April 1, 2009 and bear interest at the rate of 8% per annum payable quarterly in cash or stock (valued at the conversion price) at VCampus’ option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments.  Interest due for the quarter ended June 30, 2004 in the aggregate of $68,762 was paid through the issuance of 42,177 shares of common stock valued at $1.63 per share on July 1, 2004.

We have sustained continuing operating losses in 2003 and for the nine months ended September 30, 2004 and had an accumulated deficit of $95.2 million as of September 30, 2004. We expect negative cash flow from operations to continue until the online revenue stream matures. We have historically funded our operating cash deficits through the sale of equity, and to a lesser extent, borrowings. We believe we have adequate capital from the March 2004 financing and access to adequate additional resources to fund operations until operations reach cash flow positive. However, in the event revenues do not meet anticipated levels or we are unable to raise additional funding to meet working capital requirements, we may need to further reduce operating expenses. If we are unable to raise additional funding to meet working capital requirements, we may be unable to maintain compliance with Nasdaq SmallCap Market listing requirements and we might not be able to achieve our business objectives. VCampus believes it has available capital on hand and sources for additional debt or equity capital in amounts necessary to meet its cash needs through 2004 and into 2005. However, such capital, if needed and available, may not have terms favorable to us or our current stockholders. Furthermore, the terms of the debt and equity financing conducted in March 2004, which includes antidilution protection, may significantly hinder our ability to raise further capital in the future. Our obligations with respect to the repayment of the debt may have a significant impact on our cash flow.

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2004 to September 30, 2004, we issued the following unregistered securities:

2,824 shares of common stock at $3.01 per share to a consultant as payment for services.

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

Date: November 10, 2004

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