Form 10-K
period 2004-12-31
VCAMPUS CORP
filed 2005-03-31
CIK 943742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the common stock of $3.07 per share on June 30, 2004 on the Nasdaq SmallCap Market System was approximately $16,939,778 as of such date. Shares of common stock held by each executive officer and director and by each person known by the registrant who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 30, 2005, the registrant had outstanding 9,341,089 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

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

PART I

Item 1.                        Business

Executive Summary

VCampus Corporation is a provider of outsourced e-Learning services. We develop courseware and manage and host Internet-based learning environments for professional credentialing and certification organizations, corporations, government agencies, and associations. Our services cover a broad range of e-Learning programs, from registration, enrollment and payment processing to course development and delivery, as well as tracking of students’ progress, reporting of results and production of certificates of completion. VCampus was incorporated in Virginia in July 1984 and reincorporated in Delaware in March 1985.

Through proprietary software, we provide customers with comprehensive services on an outsourced, or hosted, basis. Our goal is to be the leading service provider of integrated e-Learning services by helping customers improve their performance and achieve their goals. We believe that our outsourced hosting approach to web-based e-Learning services provides significant business advantages to our customers.

During the past year, we shifted our emphasis to focus on our Select Partner™ program business model and away from our former, or Legacy, business model. Under the Select Partner program, we develop online courses for Select Partners that provide professional credentials or certifications or the training for such credentials and certifications that are demanded by the markets served by their members or target audiences. We design and build courses based upon each Select Partner’s existing course materials and/or content, which they have historically delivered or published in a traditional textbook or classroom-based manner, and convert them into interactive, e-Learning courses at our expense. In return, each Select Partner generally enters into an exclusive, long-term contract for VCampus to host and deliver the courses to the Select Partner’s members or target audience. As part of this program, we share the gross revenue generated from these courses with the Select Partner.

We also maintain customers under our Legacy business model. Under this model, we charge customers a relatively low upfront fee to establish a customized virtual campus, or “VCampus,” and then charge customers on either a subscription (set fee per period) or usage (charge for actual courses delivered) basis. We expect to transition the majority of our business to the Select Partner model over the next 12-18 months and exit our Legacy business within five years. Approximately 4% of our revenue in 2004 was derived from the Select Partner model and 96% from our Legacy business. We anticipate that the percentage of revenue from Select Partner courses will increase over time as the program matures and the Legacy business stabilizes.

Under the Select Partner model, we target the market for professional and technical credentials, certifications and continuing education supporting those certifications and credentials. Our primary marketing goals are to identify and partner with certification and credentialing organizations with:

(1) 10,000 or more memberships; (2) successful instructor-led education programs; and (3) minimal online education presence. We offer these organizations the opportunity to grow their revenues by leveraging and scaling their existing instructor-led programs through our outsourced e-Learning offering. Under a typical Select Partner agreement, we enter into an exclusive e-Learning relationship with the partner for five years, and we typically share the revenue from online sales equally with the partner in return for our development of the courses from the partner’s content. Typically, there is no charge to the partner for the course development except for the cost of providing subject matter experts to assist in design, development and review of the online course. VCampus and the partner typically co-own the completed online course. The Select Partners can therefore repurpose their highly-demanded training courses for online delivery to enhance and support their professional development programs. The Select Partners benefit from our expert course development, publishing, hosting, e-commerce, reporting and account support and marketing services at little to no upfront cost to them. We enable these organizations to add online learning quickly, efficiently and inexpensively. The Select Partner program enables us to reach these targeted markets through courses exclusively available on our platform. We believe our application service provider, or ASP, model is particularly well suited to our target audience, because most learners are “outside the firewall.” In contrast, most other popular learning management systems, or LMS, are built for “behind the firewall” use, and thus require capital and operating expenses not required for our usage-priced ASP system.

As of March 2005, we had 11 Select Partners, through which we have released a total of nine courses. We are currently developing four additional Select Partner courses for release. Under this program, we have delivered more than 1,600 courses since completion of the pilot program in the fall of 2003.

Under our Legacy business model, our primary target markets are the corporate, government and association member training markets. Since we are phasing out of and plan to ultimately exit the Legacy model, we no longer devote significant resources to marketing to this market broadly. Instead, we focus our sales efforts on expanding revenue from our current Legacy customers as well as pursuing promising leads and referrals that come to our attention.

As of March 2005, under the Legacy model we offer more than 5,000 online course titles and have delivered more than 2.9 million courses to more than 920,000 desktops/users since inception of the program in 1997.

We believe our market strengths to be:

•                    minimal upfront investment required for customers;

•                    ready-to-go library of more than 5,000 online courses;

•                    consistent delivery of high-quality courseware;

•                    proven system performance and scalability;

•                    exceptional customer service and relationships; and

•                    system compliance with industry standards including: SCORM (Shareable Content Object Reference Model), Section 508 (of the Federal Rehabilitation Act), AICC (Aviation Industry Computer-based Training Committee—established standards of interoperability) and SOAP (Simple Object Access Protocol).

We believe that we hold several key advantages in the e-Learning marketplace:

Diversified business base.   We serve customers from a wide variety of market sectors—including corporations, government agencies, associations and professional credentialing and certification organizations. As such, we are able to provide our customers with a unique ability to participate in communities of learning. The VCampus platform enables our customers to share content, thereby creating cross-sale opportunities from customer to customer. Several of our customers successfully sell their content to other VCampus customers simply by offering their content on the advanced VCampus platform.

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

Extensive experience.   We have delivered over 2.9 million courses over the past nine years to more than 920,000 desktops/users. We have operated in the e-Learning space for more than eight years. We maintain solid, long-term relationships with established customers and benefit from a highly experienced and knowledgeable management team.

Expansive library of content aggregated from leading sources.   Our existing content library includes publicly-available online courses from more than 40 publishers, including SkillSoft, ElementK, American Media, Vital Learning and Crisp Learning (Course Technology). We also have agreements to distribute some courseware that has been developed by our customers, such as the New York Institute of Finance, to other VCampus customers. Our wholly-owned library of telecommunications and desktop publishing courses are marketed under the Teletutor and VCampus brand names. Finally, our Select Partner program gives our customers the ability to sell or use credentialing and certification courseware appropriate to their market and/or employee-based demographics.

Courseware Development Experience.   We have significant courseware development experience, built over the past nine years. We have experienced instructional designers and project managers on staff supplemented by offshore courseware development firms. We develop high quality courseware, implementing the latest designs for optimization of adult learning, quickly and cost effectively. The scalability of our courseware development infrastructure enables us to meet the growing demands of our Select Partners.

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

Comprehensive Services.   We offer a completely hosted system, accessible by virtually any web browser. Our offerings include a leading edge Learning Management System, Course Management System, and Courseware Delivery Engine. Our technology and service have been proven and tested through successful implementations for scores of customers, through which thousands of students have experienced VCampus-based e-Learning for up to seven years. Additionally, we continue to introduce new technology to provide additional features for our customers.

Company Strategy

Our goal is to be the leading service provider of integrated e-Learning services by helping customers improve their performance and achieve their goals. Our strategies to achieve this objective include continuing to: create partnerships with leading credentialing and certification organizations; develop high quality courseware quickly for our Select Partners; provide superior customer service; and develop new and upgrade existing technologies. Our strategy also includes increasing revenue from each customer by converting more of each customer’s proprietary instructor-led content to online distribution through the

VCampus platform. We also intend to grow the cross-selling of content between various customers. The intended result is increased penetration and enhanced customer loyalty.

Create Partnerships with Leading Credentialing Organizations

The Select Partner program is our core focus to expand the business. Under this strategy, we seek to partner with organizations that provide highly-sought credentialing or certification services to large addressable markets. Our target partners currently provide most, if not all, of their educational programs through instructor-led programs, thus leaving an under-addressed market opportunity for end users who seek the credentialing or certification through an online course. By developing online courses under our Select Parmer program, we are able to address this market opportunity jointly with these partners.

During 2004, we formed new relationships with the following seven Select Partners, the majority of which offer credentials or training for learners interested in obtaining credentials: the Association for Financial Professionals, PCI Global, Inc., the National Council of State Boards of Nursing, the National Contract Management Association, the American College of Forensic Examiners International, the New York Institute of Finance and Kiplinger Washington Editors, Inc.

Develop High Quality Courseware Quickly for Select Partners

Addressing the market opportunity swiftly is essential to a successful Select Partner strategy. With nearly a decade experience in the budding e-Learning industry, we have developed the capabilities and expertise to fulfill the course development needs of our current and new partners quickly while delivering superior quality. As such, we are able to work with our Select Partners to transform their traditional, instructor-led content into high-quality online courses while the market opportunity is still ripe.

Provide Superior Customer Service

Our core customer service principle is to deliver uniquely superior service through creative, committed and well-trained employees who work as a team. Each VCampus employee has defined roles and responsibilities for monitoring and supporting the health and growth of our customer relationships. Furthermore, each team is responsible for continuous review of its customers’ content needs, introduction of existing and new VCampus services, recommendation of suitable additional content, identification of the potential need for custom courseware development and recommendation of platform configurations for customer-specific business processes.

Develop and Upgrade Proprietary Technology

We intend to maintain our market position in online courseware delivery technology by continuing to develop and enhance the features and functionality of our proprietary technology. Our system is designed to accommodate users on both low and high bandwidth connections. Additionally, our system is completely outsourced with little or no investment in software or hardware required of customers or students (other than access to the Internet via a web browser).

During 2003 and early 2004, we announced the introduction of VCampus’ enhanced web-based Course Management System to support both self-paced and instructor-managed online learning. The VCampus Course Management System (CMS) 5.0 delivers important features including a newly designed Gradebook that tracks multiple student activities, integrated course discussion boards, a built-in testing and assessment engine as well as powerful communications tools. This CMS release marks the implementation of a new Java-based enterprise architecture designed for highly reliable, hosted e-Learning. CMS 5.0 also includes a newly-designed course authoring tool.

Early in 2004, we introduced a new Learning Management System (LMS). This LMS, which we license from a third-party provider, provides our customers with the ability to support and manage online, live and blended learning. Capabilities include advanced LMS features, live chat, skills assessment and multilingual capabilities. The LMS provides learners with convenient access to course-specific data, supporting information and communications functions, all in one convenient location on the desktop. The system also includes a personal calendar, reminder notes and other tools that make learning more efficient. The system is fully customizable and allows our clients to obtain their own look, feel and features on a hosted basis. The new LMS integrates with human resource, enterprise resource planning and customer relationship management and other enterprise systems.

VCampus also developed VNexus™, a next generation integration platform which made us the first e-Learning company to launch a fully SOAP-compliant Learning Management platform with superior web services capabilities. By standardizing on the SOAP protocol, VNexus employs XML, a recognized universal standard, to communicate with an organization’s information technology infrastructure. XML provides inherent flexibility because it can operate across any operating system or platform, thereby reducing possible barriers to integration. Recognizing that some organizations have not standardized on XML, we also offer other communication formats with VNexus.

Existing Courseware Library

We currently offer more than 5,000 courses real-time on our e-learning system. The majority are publicly-available courses. Our courseware strategy involves the provision of the following three components: (1) strategically-developed courses from VCampus; (2) COTS, or commercial off-the-shelf, courses from a variety of leading third-party course vendors; and (3) custom courseware development for the proprietary training needs of our customers.

Strategically Developed Courses

We invest in the development of courses which we deem strategic in nature to attract customers with strong revenue prospects. Typically, this type of course is developed in partnership with a leading expert in the field, typically under the Select Partner program. Content considered for co-development must target a large, reachable audience and offer the audience some compelling reason to attend the course (e.g., compliance with laws, certification, CPEs or CEUs). Examples of strategically-developed courses include Information Security and several HIPAA courses. Courses so developed may be owned, at least partially, by us.

COTS Library

The majority of the online courses delivered from our library through our e-leaning system are commercial off-the-shelf, or COTS courses. The current library was built from a combination of acquisitions, our own development efforts and relationships with leading content providers such as SkillSoft, Infosource, Vital Learning, Crisp Publications Inc. (Course Technology), Aztec Software and American Media, Inc. Although we do not provide accreditation or certification itself, a number of our current courses provide either accreditation or certification through our content providers.

Custom Library

Our existing custom courseware library consists of online courses built by our corporate, government agency, and association customers for their own proprietary use. Approximately 50% of these legacy customers have such custom courses ranging from a few courses to 50 or more per customer. We believe these courses provide more long-term revenue potential than commercial off-the-shelf courses, which have become commoditized. We believe the growth of this custom library is evidence of customer satisfaction with our authoring and delivery products.

Customers

Our primary target markets for our Select Partner program are professional credentialing and certification organizations, corporations, government agencies, and associations. In 2003 and 2004, our online tuition revenues were balanced fairly equally among the government, corporate training and higher education distance learning segments. In 2004, the amount of revenues we derived from professional credentialing and certification organizations was relatively small, approximately 4% of our total revenues, but we expect it to represent a significantly larger percentage of our total revenues in the coming years. In 2004, three customers, the U.S. Department of Veterans Affairs, Park University and a large insurance company accounted for approximately 27%, 25% and 21% of our revenues, respectively. We anticipate that future revenues may be derived from sales to a limited number of customers. Accordingly, the cancellation, non-renewal or deferral of a small number of contracts could have a material adverse effect on us. For example, in May 2004, Park University elected not to renew its relationship with us. Park University represented 25%, 36% and 28% of our revenues in the years ended December 31, 2004, 2003 and 2002, respectively. See the “Risks and Uncertainties” section of this report for a discussion of the risks of such customer concentration.

Sales and Marketing

Our primary marketing goals are to identify and attract organizations that offer the opportunity for developing significant relationships with us. Our principal marketing and sales focus is the Select Partner program. Our sales force and marketing efforts target organizations that offer highly-sought after professional credentials or certifications to organizations with generally at least 10,000 members. We target organizations that, additionally, offer little to no online learning currently to these members. In turn, under this program our Select Partners become a sales and marketing channel for the courses we jointly introduce on the VCampus platform.

In the Legacy business, our sales and marketing efforts are limited and focused. Our primary target markets are the corporate, government and association member training markets. Since we are phasing out of and ultimately exiting the Legacy model, we no longer devote significant resources to marketing to this market broadly. Instead, we focus our sales efforts on expanding revenue from our current Legacy customers as well as pursuing promising leads and referrals that come to our attention.

In addition to direct sales efforts, we market our products and services through a variety of means, including Select Partners, the Web, public relations, trade shows, direct mail, trade publications, resellers and strategic partners. We believe that forming strategic marketing alliances with parties who will sell, promote and market our products and services will be important for growth.

Competition

The market for online educational and training products and services is highly competitive and will likely intensify. Although we know of no other company offering a program substantially similar to our Select Partner program, there are no significant barriers to entry in the online education and training market. Competition in the market is based upon various factors, including technology, course offerings, pricing, quality, flexibility, reliability of delivery system, marketing and third party relationships.

A number of companies, including SkillSoft, SumTotal Systems, DigitalThink and Saba compete in this market, as well as many others. In addition to traditional classroom and distance learning providers, other institutions such as Apollo Group (through University of Phoenix Online) offer their own accredited courses online. Many education providers use some of our methods, including e-mail, bulletin boards, threaded discussion and electronic conferencing, as well as other delivery methods such as satellite communications and audio and videotapes.

We believe that it is becoming increasingly apparent that e-Learning providers must not only remain technologically advanced, but also, more importantly, offer “complete” service offerings. This “complete service offering” approach includes offering customers access to a large library of high quality, off-the-shelf courses; the ability to produce customized courses quickly and effectively; and value-added features that allow flexibility and scalability. Additionally, successful e-Learning services must be affordable, convenient and easy to use and administer.

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

Trademarks and Proprietary Rights

We regard our copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and we rely upon federal statutory as well as common law copyright and trademark law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We own registered trademarks in the United States for: Courseware Construction Set, Pointpage, Content Matters, V (& design), and VCampus. We have filed intent-to-use applications for the following: VCampus Your e-Learning Partner, VCampus (& design), Pointpage and Govlearn. We have licensed the right to use the web address www.vcmp.com.

Employees

As of March 1, 2005, we had 37 employees, consisting of 10 full-time employees in general business operations, nine full-time employees in sales and marketing, 12 full-time employees in product development, and six full-time employees in finance and administration. None of our employees is represented by a union and there have been no work stoppages. We believe that our employee relations are good.

Where you can find additional information

Our website address is www.vcampus.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

We have incurred losses and anticipate future losses, which could have an adverse impact on the trading price of our common stock.   We have incurred significant losses since our inception in 1984, including net losses attributable to common stockholders of $7.1 million, $6.2 million and $6.6 million for the years ended December 31, 2002, 2003 and 2004. As of December 31, 2004, we had an accumulated deficit of $97.0 million, stockholders’ equity of $4.8 million and a working capital of $1.8 million. We expect losses from operations to continue until our online revenue stream matures. For these and other reasons, we cannot assure you that we will ever operate profitably, which could have an adverse impact on the trading price of the shares held by our stockholders.

If we do not have the resources to meet our business objective, we might not survive or be successful.   Our key objective is to be one of the leading providers of outsourced e-Learning services. Pursuing this objective may significantly strain our administrative, operational and financial resources. We cannot assure you that we will have the operational, financial and other resources to the extent required to meet our business objective, which means we might not survive or be successful.

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

•  to build our core online business and execute on our Select Partner business model;

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

Our need to raise additional funds could also directly and adversely affect stockholder investment in our common stock in another way. When a company raises funds by issuing shares of stock, particularly at a discount to the market price, the percentage ownership of the existing stockholders of that company is reduced, or diluted. If we raise funds in the future by issuing additional shares of stock (as we have in the past), stockholders may experience significant dilution in the value of their shares. Additionally, certain types of equity securities that we have issued in the past and may issue in the future  could have rights, preferences or privileges senior to the rights of the holders of our common stock.

We have in the past and may in the future fund the Company with debt obligations which typically require payment of principal and interest in cash, therefore, reducing the cash we would have available to meet operating requirements. We must begin making quarterly interest payments of $42,750 in cash on our outstanding convertible debt beginning in July 2005. Additionally, debt obligations may make additional financing offerings more difficult to enter into which may result in less favorable terms for us.

If we fail to maintain compliance with our Nasdaq SmallCap Market listing, the value and liquidity of our shares could be impaired.   Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has certain requirements that a company must meet in order to remain listed on the Nasdaq

SmallCap Market. If we continue to experience losses from our operations or if we are unable to raise additional funds as needed, we may not be able to maintain compliance with the minimum $2.5 million stockholders’ equity requirement for continued listing on the Nasdaq SmallCap Market. At December 31, 2004, our stockholders’ equity was $4.8 million.

The Nasdaq SmallCap Market and the Nasdaq Over-the-Counter Bulletin Board are significantly less active markets than the Nasdaq National Market. Stockholders could find it more difficult to dispose of their shares of our common stock than if our common stock were listed on the Nasdaq National Market.

If our common stock were delisted from the Nasdaq SmallCap Market, it could be more difficult for us to obtain other sources of financing in the future. Moreover, if our common stock were delisted from the Nasdaq SmallCap Market, our stock could be subject to what are known as the “penny stock” rules. The “penny stock” rules place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock could decline. As a result, the ability of our stockholders to resell their shares, and the price at which they could sell their shares, of our common stock could be adversely affected. If our common stock were delisted from the Nasdaq SmallCap Market, it could be more difficult for us to retain existing and obtain new customers. The ability to continue to form new strategic relationships may be negatively impacted. As a result, delisting could result in a negative impact on our customer base and revenue, and, consequently, a negative impact on stockholder value.

The large number of our shares eligible for future sale could have an adverse impact on the market price of our common stock.   A large number of shares of common stock already outstanding, along with shares issuable upon exercise of options or warrants or conversion of convertible notes, are eligible for resale, which may adversely affect the market price of our common stock. As of March 1, 2005, we had 8,507,804 shares of common stock outstanding, another 1,311,354 shares were issuable upon conversion of convertible notes and another 4,375,457 shares were issuable upon exercise of outstanding warrants and options. Substantially all of the shares subject to outstanding warrants and options will, when issued upon exercise, be available for immediate resale in the public market pursuant to currently effective registration statements under the Securities Act of 1933, as amended, or pursuant to Rule 701 or Rule 144 promulgated thereunder. Some of the shares that are or will be eligible for future sale have been or will be issued at discounts to the market price of our common stock on the date of issuance.

In March 2005, we issued 641,562 shares of common stock and warrants to purchase a total of 763,765 shares of common stock in a private placement financing and agreed to register the resale of all of these shares by as early as the end of May 2005. Resales or the prospect of resales of these shares may have an adverse effect on the market price of our common stock.

Our substantial dependence on third-party relationships could impair our ability to achieve our business objectives and serve our customers.   We rely on maintaining and developing relationships with customers, professional credentialing and certification organizations and other businesses that provide content for our products and services, corporations, government agencies, and associations and with companies that provide the Internet and related telecommunications services used to distribute our products and services to customers.

We have relationships with a number of customers, professional credentialing and certification organizations and other businesses that provide us with course content for our online products and services, as well as access to their members who are the ultimate end users of our products. Some of the agreements we have entered into with these content providers limit our use of their course content, some do not cover use of any future course content and most may be terminated by either party upon breach of the agreement by the other party or bankruptcy of the other party. Our ASP-based business model is not compatible with the business models of certain content providers which may lead them to terminate the future licensing of existing and new course content to us or fail to make this content available to us at commercially reasonable rates or terms necessary for success under our business model. Given our plans to introduce additional online courses in the future, we will need to license new course content from existing and prospective content providers. However we might not be able to maintain and modify, if necessary, our existing agreements with content providers, or successfully negotiate agreements with prospective content providers. If the fees we pay and/or the expenses we incur to acquire or distribute content increase, our operating costs and results of operations could be adversely affected. We might not be able to license or otherwise acquire course content at commercially reasonable rates or at all.

We have licensed a Learning Management System from a third party provider under an agreement that expires on December 31, 2006. If the provider does not perform on the contract, does not continue to upgrade and maintain the LMS, does not renew the agreement with VCampus or in some other way impairs our ability to provide the LMS to our customers, our ability to compete would be adversely affected.

We depend heavily on third-party providers of Internet and related telecommunications services. In order to reach customers, our products and services have to be compatible with the web browsers they typically use. Our customers have access to us through their arrangements with Internet service providers.

For our customers, the professional credentialing and certification organizations and other businesses that provide content for our products and services, the companies that provide the Internet and related telecommunications services used to distribute our products and services to customers, and the web-site operators that provide links to our company web-sites, we cannot assure you that:

•  they regard their relationships with us as sufficiently important to their own businesses and operations;

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

The loss of services of any member of our key personnel could prevent us from adequately executing on our business strategy.   Our future success depends on the continued contributions of our key senior management personnel, consisting of Narasimhan Kannan, Chief Executive Officer, Christopher Nelson, Chief Financial Officer, Ronald Freedman, Senior Vice President of Worldwide Sales and Marketing, Laura Friedman, Vice President—Co-Publishing and Tamer Ali, Vice President of  Technology, some of whom have worked together for only a short period of time. We do not maintain “key man” life insurance on any of our executive officers. The loss of services of any of our key management personnel, whether through resignation or other causes, or the inability to attract qualified personnel as needed, could prevent us from adequately executing our business strategy.

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

Our operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control. These factors include:

•  demand for online education and especially the demand for professional certification and continuing education;

•  the budgeting cycles of customers, particularly in the government sector;

•  seasonality of revenues corresponding to holidays in the United States;

•  capital expenditures and other costs relating to the expansion of operations;

•  the introduction of new products or services by us or our competitors;

•  the mix of the products and services sold and the channels through which those products and services are sold;

•  pricing or accounting changes; and

•  general economic conditions.

As a strategic response to a changing competitive environment, we may elect from time to time to make certain pricing, service or marketing decisions that could have a material adverse effect on us. We believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that in some future quarter, our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely decline. We also believe that the price of our shares has been adversely affected, and may continue to be adversely affected, by short sales by unknown groups and by the involuntary listing of our shares in the unregulated Berlin Stock Exchange. The Berlin Stock Exchange is known to permit “naked shorts” and create an environment for the speculation in shares that is not permitted under US Law.

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

Park University elected not to renew its relationship with VCampus as of May 2004. Park University represented 25% of VCampus revenues in 2004 and 36% in 2003. In addition to the loss of the revenue from Park University, our ability to compete effectively in the higher education market space could be adversely impacted by the loss of this customer.

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

If the security of information stored in and transmitted through computer systems of VCampus and its end-users is not adequately secured, we could incur significant liability and potential customers might be deterred from using our products and services.   We include in our products certain security protocols that operate in conjunction with encryption and authentication technology. Despite these technologies, our products may be vulnerable to break-ins and similar disruptive problems caused by online users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and the computer systems of end-users, which may result in significant liability for us and may also deter potential customers. For example, computer “hackers” could remove or alter portions of our online courseware. Persistent security problems continue to plague the Internet, the Web and other public and private data networks. Alleviating problems caused by third parties may require us to make significant expenditures of capital and other resources and may cause interruptions, delays or cessation of service to our customers and to us. Moreover, our security and privacy concerns and those of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the online marketplace generally, and our customer base and revenues in particular. We attempt to limit our liability to customers, including liability arising from a failure of the security features contained in our products, through contractual provisions limiting warranties and disallowing damages in excess of the price paid for the products and services purchased. However, these limitations might not be enforceable. We maintain liability insurance to protect against these risks however this insurance may be inadequate or may not apply in some situations.

We might not be successful in responding to the changing market for our products and services.   The market for our products and services is evolving in response to recent developments relating to online technology. The market is characterized by evolving industry standards and customer demands and an increasing number of market entrants who have introduced or developed online products and services. It is difficult to predict the size and growth rate, if any, of this market. As is typical in the case of a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Our future success will depend in significant part on our ability to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of the marketplace and competitive product offerings, and we cannot assure that we will be successful in developing, integrating or marketing such products or services. In addition, our new product and courseware releases may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence.

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

We have had certain trademark applications denied and may have more denied in the future. We will continue to evaluate the need for registration of additional marks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology. Any such litigation may be time-consuming and costly, cause product release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon us. For example, we were forced to pursue legal action during 2004 to prevent unauthorized use of the web address www. vcampus.us. These royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Our means of protecting our proprietary rights might not be adequate and our competitors might independently develop similar technology, duplicate our products or services or design around patents or other intellectual property rights we have. In addition, distributing our products through online networks makes our software more susceptible than other software to unauthorized copying and use. For example, online delivery of our courseware makes it difficult to ensure that others comply with contractual restrictions, if any, as to the parties who may access such courseware. If, as a result of changing legal interpretations of liability for unauthorized use of our software or otherwise, users were to become less sensitive to avoiding copyright infringement, we might not be able to realize the full value of our intellectual property rights.

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

We could issue preferred stock and take other actions that might discourage third parties from acquiring us.   Our board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. In 2003, we successfully converted all outstanding shares of our preferred stock into common stock. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. Issuing preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, the preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, issuing preferred stock could decrease the market value of our common stock.

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

We might not be able to use net operating loss carryforwards.   As of December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $65.0 million, which will expire at various dates through 2024. Our ability to use these net operating loss and credit carryforwards to offset future tax obligations, if any, may be limited by changes in ownership. Any limitation on the use of net operating loss carryforwards, to the extent it increases the amount of federal income tax that we must actually pay, may have an adverse impact on our financial condition.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report discuss our plans and strategies for our business and are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions are meant to identify these statements as forward-looking statements, but they are not the exclusive means of identifying them. The forward- looking statements in this report reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed or implied by these statements, including:

•       our history of losses and negative operating cash flows;

•       the uncertainties and risks we face relating to our Nasdaq SmallCap Market listing;

•       the large number of our shares eligible for future sale could have an adverse impact on the market price of our common stock;

•       our future capital needs and the uncertainty of additional funding;

•       our potential inability to compete effectively;

•       a developing market, rapid technological changes and new products;

•       our dependence on significant clients;

•       our substantial dependence on courseware and third-party courseware providers;

•       our substantial dependence on third-party relationships; and

•       changes in accounting methods or estimates underlying these methods.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of the risks and uncertainties discussed in this section and elsewhere in this report, events referred to in forward-looking statements in this report might not occur.

Item 2.                        Properties.

Our executive offices and principal administration, technical, marketing and sales operations are located in approximately 16,700 square feet of leased space in Reston, Virginia pursuant to a lease that expires in February 2010. The aggregate annual monthly rent for this facility is $42,685, subject to 3% annual increases. We believe that our existing office space is sufficient to accommodate our current needs and that suitable additional space will be available on commercially reasonable terms to accommodate any expansion needs through 2005 should the need arise.

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

Although we are not currently involved in any other material pending legal proceedings, we could be subject to legal proceedings and claims in the ordinary course of our business or otherwise, including claims relating to license agreements, royalties or claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us and our licensees.

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

Executive Officers

As of March 30, 2005, our executive officers were as follows:

Name	Age	Positions
Nat Kannan	55	Chairman and Chief Executive Officer
Christopher L. Nelson	42	Chief Financial Officer, Chief Information Officer and Secretary
Ronald E. Freedman	55	Senior Vice President, Worldwide Sales and Marketing
Laura B. Friedman	43	Vice President, Co-Publishing
Tamer A. Ali	32	Vice President, Technology

Narasimhan “Nat” Kannan has served as VCampus’ Chairman of the Board of Directors since he founded VCampus in 1984 and he resumed the Chief Executive Officer position in December 2002, a position he formerly held from 1984 to 2000. Prior to founding VCampus, he co-founded Ganesa Group, Inc., a developer of interactive graphics and modeling software, in 1981. He also served as a consultant to Booz Allen and Hamilton, Inc., the MITRE Corporation, The Ministry of Industry of the French Government, the Brookhaven and Lawrence Livermore National Laboratories, the White House Domestic Policy Committee on Energy and Control Data Corporation. He holds a B.S. in Engineering from the Indian Institute of Technology in Madras, India, and he performed advanced graduate work in business and engineering at Dartmouth College.

Christopher L. Nelson joined VCampus as Chief Financial Officer and Chief Information Officer in June of 2002. Mr. Nelson oversees the entire technology, operations and customer service areas of the business in addition to his finance and accounting department responsibilities. Prior to his appointment as our CFO, Mr. Nelson was a Principal of Monticello Capital LLC since 1998, where he advised high-growth technology businesses and their corporate boards on corporate finance, capitalization transactions, and mergers and acquisitions. Mr. Nelson held positions as CEO, COO and CFO of niche, high tech companies in the Internet space prior to joining VCampus (including Kignet, Inc., Monumental Network Systems, and IMA Software, Inc.) during which he developed particular expertise in bringing companies to cash flow positive positions. Mr. Nelson also held executive positions at NTT/Verio, as well as sales and marketing and manufacturing positions at IBM Corporation. Mr. Nelson holds a Master of Business Administration from The Wharton School at the University of Pennsylvania and a Bachelor of Science degree in Chemical Engineering from the University of Delaware. Mr. Nelson also previously served as a

George Mason Fellow, acting as an advisor to start-up and early stage technology companies on a volunteer basis through the TechVenture Partnership at George Mason University.

Ronald E. Freedman is responsible for sales and marketing programs at VCampus with a particular emphasis on the Select Partner program and the government market. Mr. Freedman has more than 20 years of hands-on experience in sales management, strategic planning, business development, and execution of profit and loss responsibility. Mr. Freedman joined VCampus in 2001 from USinternetworking, Inc. (USi) where he was Vice President of Information Assurance and Chief Security Officer from 1999 through 2001. While at USi, he was responsible for the design, implementation, and management of the USi Total Security Architecture, a best-of-breed security portfolio. Prior to joining USi, Freedman was Vice President of one of the business divisions at The Netplex Group, Inc. for four years. There, he was responsible for sales, marketing and fulfillment of a wide range of technology-based products and services. Previously, Mr. Freedman was Vice President, Systems and Services for COMSIS Corporation, where he managed the division of the professional services company providing contingency planning and information security services to commercial and government customers. He also served as Executive Vice President of Advanced Information Management, Inc., where he was responsible for marketing and delivering information security and contingency planning services to Fortune 500 customers. Mr. Freedman worked for General Electric Company for fifteen years, most recently as General Manager, Disaster Recovery Services and Manager, Strategic Planning and Business Development. He also served as a Presidential appointee, on loan to The White House from General Electric, responsible for developing contingency plans as part of the Continuity of Government Program. Mr. Freedman holds a BA in Economics from Northeastern University in Boston and an MBA in Management from Babson College in Wellesley, MA. He currently serves as Chairman of ITAA’s e-Learning Committee.

Laura B. Friedman is responsible for developing and managing partnerships under the Select Partner program and for our courseware production group, or Custom Design Studio. Ms. Friedman is an experienced professional publishing executive, having served for more than 17 years in a variety of marketing, editorial and content development positions in both traditional and electronic publishing. Prior to joining VCampus, she served as Vice President of Learning Services at Zoologic, Inc. from November 2002 to August 2004. A long time supporter of e-Learning, she founded the e-Learning program at The New York Institute of Finance (NYIF), Pearson’s financial training division, where she was Vice President of e-Learning from May 1996 to November 2002. In addition to creating NYIF’s portfolio of online courses in financial training, Laura oversaw custom development projects for clients such as Accenture, Arthur Andersen, and the Financial Times. She served as Director, International Marketing for Business, Professional and Reference products at Simon & Schuster. At McGraw-Hill and Time Warner’s Book-of-the-Month Club, Ms. Friedman held a variety of editorial and marketing positions in professional publishing. She holds a B.A. from the State University at Albany and a MBA from Fordham University.

Tamer A. Ali is responsible for the development and management of all VCampus educational technologies. Prior to joining VCampus, Mr. Ali held Internet technology positions at Capital One from February 1997 to July 1999 and Martin Interactive from January 1996 to January 1997, where a Web site he helped design for Coca Cola won a national award for creativity. Mr. Ali holds a Master’s in Educational Technology from the George Washington University’s Graduate School of Education and Human Development. He holds a degree in Biology from the University of Virginia.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)    Price Range of Common Stock

Our common stock is currently listed and trades on the Nasdaq SmallCap Market under the symbol “VCMP.” For each full fiscal quarter since the beginning of 2003, the high and low bid quotations for our common stock, as reported by Nasdaq, were as follows:

	High	Low
2003
First quarter	$4.04	$2.29
Second quarter	$3.81	$2.24
Third quarter	$3.19	$1.25
Fourth quarter	$2.68	$1.20
2004
First quarter	$3.74	$1.42
Second quarter	$10.00	$1.95
Third quarter	$3.20	$1.03
Fourth quarter	$2.95	$1.04

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

From October 1, 2004 to December 31, 2004, VCampus issued the following unregistered securities:

20,079 shares of common stock at $1.27 per share to a consultant as payment for services on October 1, 2004.

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

(b)   Approximate Number of Equity Security Holders

As of March 18, 2005, the number of record holders of our Common Stock was 81 and we believe that the number of beneficial owners was approximately 2,600.

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

Item 6.                        Selected Financial Data.

The following table sets forth selected financial data of VCampus. The selected financial data presented below has been derived from VCampus’ consolidated financial statements which have been audited by Reznick Group, P.C. for the years ended December 31, 2003 and 2004 and Ernst & Young LLP for the years ended December 31, 2000 through 2002, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying footnotes included in this Annual Report on Form 10-K.

Statement of Operations Data:

In thousands except per share data

	2000	2001	2002	2003	2004
Net revenues:
Online tuition revenues	$4,928	$5,782	$5,330	$5,508	$4,498
Virtual campus software revenues	115	72	—	—	—
Online development and other revenues	1,022	687	496	448	318
Product sales revenues	414	45	—	—	—
Other service revenues	175	122	100	110	48
Instructor-led training revenues	2,665	102	—	—	—
Total net revenues	9,319	6,810	5,926	6,066	4,864
Costs and expenses:
Cost of revenues	3,296	1,093	1,462	1,718	1,357
Sales and marketing	6,105	4,554	2,689	2,138	1,895
Product development and operations	3,555	2,273	2,536	2,475	2,725
General and administrative	2,761	2,045	1,693	1,910	1,687
Depreciation and amortization	2,916	2,154	1,356	880	1,227
Compensation expense in connection with the acquisition of HTR, Inc	654	—	—	—	—
Reorganization and other non-recurring charges	2,261	188	192	173	—
Stock-based compensation	361	441	76	126	154
Total costs and expenses	21,909	12,748	10,004	9,420	9,045
Loss from operations	(12,590)	(5,938)	(4,078)	(3,354)	(4,181)
Other income (expense):
Other income	—	—	422	207	183
Interest income (expense)	166	5	(220)	(112)	(2,581)
Loss on debt extinguishments	—	—	(503)	—	—
Cumulative effect of accounting change	(461)	—	—	—	—
Net loss	$(12,885)	$(5,933)	$(4,379)	$(3,259)	$(6,579)
Dividends to preferred stockholders	(1,153)	(649)	(2,768)	(2,927)	—
Net loss attributable to common stockholders	$(14,038)	$(6,582)	$(7,147)	$(6,186)	$(6,579)
Net loss per share before cumulative effect of change in accounting principle	$(17.07)	$(5.23)	$(4.79)	$(1.81)	$(0.97)
Cumulative effect of change in accounting principle	(0.58)	—	—	—	—
Net loss per share	$(17.65)	$(5.23)	$(4.79)	$(1.81)	$(0.97)
Net loss per share—assuming dilution	$(17.65)	$(5.23)	$(4.79)	$(1.81)	$(0.97)

	2000	2001	2002	2003	2004
Balance Sheet Data:
Working capital (deficit)	$(2,036)	$(885)	$(828)	$(1,187)	$1,820
Total assets	6,652	7,012	4,373	4,864	7,119
Total liabilities	3,620	4,198	2,725	2,828	2,274
Accumulated deficit	(70,585)	(77,060)	(84,207)	(90,393)	(101,732)
Total stockholders’ equity	3,031	2,814	1,648	2,035	4,845

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

Overview

Our revenues are derived from three primary sources:

•       online tuition revenues;

•       development revenues; and

•       other service revenues.

Online tuition revenues are generated primarily from online tuition derived from corporate, government, and higher education customers and sales of our Select Partner courseware. Development revenues consist primarily of fees paid to us for creating and developing new online courseware and web-enabling existing courseware. Other service revenues consisted primarily of monthly fees generated by the maintenance of the CYBIS courseware under contract with the U.S. Army.

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

Critical Accounting Policies

Our critical accounting policies are more fully described in note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

Revenue Recognition

We derive our revenues from the following sources—online tuition revenues, other service revenues and development and other revenues.

Revenue is recognized in accordance with either SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), or Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. Both SAB 104 and SOP 97-2 generally require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. Online tuition revenues are generated primarily through three types of contracts: (i) contracts with higher education partners, (ii) corporate subscriptions, and (iii) corporate usage. For higher education partner contracts and corporate subscriptions, revenue is recognized ratably (on a straight-line basis) over the semester term and subscription period, respectively. For usage contracts, revenue is recognized upon enrollment in a course. Once a student has enrolled in a course, he cannot cancel delivery of a course or receive a refund. Revenue from the sale of Select Partner courseware is generally recognized ratably (on a straight-line basis) over the length of the subscription period. Initial set-up fees related to all online tuition services are recognized ratably (on a straight-line basis) over the respective contract term.

Development and other revenues earned under courseware conversion contracts are recognized relative to our proportionate performance based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

Prior to the third quarter of 2004, we had also been recognizing revenues for other services. Revenues for other services were being recognized as the services were delivered. We have ceased providing these other services.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of those customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in future periods.

Capitalized Software and Courseware Development Costs

During 2002, 2003 and 2004, we capitalized certain software and courseware development costs. We capitalize the cost of software used for internal operations once technological feasibility of the software has been demonstrated. We capitalize costs incurred during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the vcampus or courseware, typically two to three years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net revenues for the periods indicated:

	2002	2003	2004
Statement of Operations Data:
Revenues:
Online tuition revenues	90.0%	90.8%	92.5%
Development and other revenues	8.3	7.4	6.5
Other service revenues	1.7	1.8	1.0
Total net revenues	100.0	100.0	100.0
Costs and expenses:
Cost of revenues	24.7	28.3	27.9
Sales and marketing	45.4	35.2	39.0
Product development and operations	42.8	40.8	56.0
General and administrative	28.5	31.5	34.7
Depreciation and amortization	22.9	14.5	25.2
Reorganization and other non-recurring charges and stock based compensation	4.5	5.0	3.2
Total costs and expenses	168.8	155.3	186.0
Loss from operations	(68.8)	(55.3)	(86.0)
Other income (expense):
Other income	7.1	3.4	3.8
Interest expense	(3.7)	(1.8)	(53.1)
Loss on debt extinguishment	(8.5)	—	—
Net loss	(73.9)%	(53.7)%	(135.3)%

2004 Compared to 2003

Summary

We incurred a net loss attributable to common stockholders of $6,579,416 (or $0.97 per share) in 2004 as compared to a net loss attributable to common stockholders of $6,185,877 (or $1.81 per share) in 2003. The increase in the net loss in 2004 as compared to 2003 was due primarily to a decrease in online tuition revenues and an increase in interest expense, partially offset by the absence of dividends to preferred stockholders in 2004 ($2,926,854 of such dividends were included in the net loss attributable to common stockholders for 2003). The decrease in net loss per share for 2004 compared to 2003 was due to the issuance of additional shares in 2004.

The following table sets forth selected financial data:

	For the Year Ended December 31,
	2003		2004
Revenues	$6,066,035	100.0%	$4,863,859	100.0%
Cost of revenues	1,718,340	28.3	1,356,699	27.9
Sales and marketing	2,137,791	35.2	1,895,340	39.0
Product development and operations	2,474,856	40.8	2,725,155	56.0
General and administrative	1,909,814	31.5	1,686,940	34.7
Depreciation and amortization	879,966	14.5	1,227,089	25.2
Reorganization and other non-recurring charges	172,729	2.9	—	0.0
Stock-based compensation	126,056	2.1	153,973	3.2
Loss from operations	(3,353,517)	(55.3)	(4,181,337)	(86.0)
Other income	207,138	3.4	183,210	3.8
Interest expense	(112,644)	(1.8)	(2,581,289)	(53.1)
Net loss	(3,529,023)	(53.7)	(6,579,416)	(135.3)
Dividends to preferred stockholders	(2,926,854)	(48.3)	—	0.0
Net loss attributable to common stockholders	$(6,185,877)	(102.0)%	$(6,579,416)	(135.3)%

	For the Year Ended December 31,
	2003		2004
Online tuition revenues	$5,508,154	90.8%	$4,497,51354	92.5%
Online development and other revenues	448,082	7.4	318,456	6.5
Other service revenues	109,799	1.8	47,890	1.0
Total net revenues	$6,066,035	100.0%	$4,863,859	100.0%

Online tuition revenues decreased 18.3% to $4,497,513 in 2004, compared to $5,508,154 in 2003. The decrease is primarily due to a decrease in revenue from higher education customers, and more specifically from Park University (decrease of $1,101,000) and corporate customers (decrease of $197,000), which was partially offset by an increase in revenue from government customers and Select Partners (increases of $101,000 and $187,000, respectively).

Online development and other revenues decreased 28.9% to $318,456 in 2004, compared to $448,082 in 2003. The decrease is primarily due to a decline in course development and professional services orders. As we move away from developing and hosting courses that are proprietary to our customers to the co-development of courses under our Select Partner strategy, for which we typically do not charge our Select Partners development fees, we expect development revenues to continue to remain a relatively small component of our total revenues. However, we generally receive a relatively higher percentage of the revenue from the sale of Select Partner courses, in lieu of such foregone development fees.

Other service revenues decreased 56.4% to $47,890 in 2004, compared to $109,799 in 2003. Our contract with the U.S. Army, under which all licensing and support revenues were generated, was terminated in May 2004. Accordingly, we stopped recognizing licensing and support revenues under this contract following that date.

Cost of Revenues

Cost of revenues decreased 21.0% to $1,356,699 in 2004 as compared to $1,718,340 in 2003. The decrease was primarily due to the sale of a higher percentage of courses with relatively lower associated royalty costs.

Operating Expenses

Sales and Marketing.   Sales and marketing expenses decreased 11.3% to $1,895,340 in 2004 compared to $2,137,791 in 2003. Excluding the Park Development Fund contribution in 2003, which did not recur in 2004 as a result of the non-renewal of our contract with Park University in May 2004, sales and marketing expenses were $1,895,340 and $1,762,035 for 2004 and 2003, respectively, an increase of 7.6%. The increase was primarily attributable to out-of-pocket costs in sales and marketing associated with the implementation and support for our Select Partner program in 2004.

Product Development and Operations.   Product development and operations expenses increased 10.1% to $2,725,155 in 2004 compared to $2,474,856 in 2003. The increase was due to the fact that following the release of our new course management system in the first quarter of 2004, we did not capitalize any software development costs (due to their nature) in the last three quarters of 2004, whereas in 2003, software development costs had been capitalized.

General and Administrative.   General and administrative expenses decreased 11.7% to $1,686,940 in 2004 as compared to $1,909,814 in 2003. The decrease was primarily due to the expiration of the employment agreement and related termination of employment of our Vice Chairman in December 2003 and the absence (in 2004) of legal and accounting costs incurred in 2003 associated with the SEC review, in the ordinary course, of the company’s public filings.

Depreciation and Amortization.   Depreciation and amortization expense increased 39.4% to $1,227,089 in 2004 as compared to $879,966 in 2003. The increase was primarily due to the release of our new Course Management System in the first quarter of 2004 as well as the release of a number of Select Partner courses, as a result of which we began amortizing costs we had capitalized for their development.

Reorganization and Other Charges.   Reorganization and other charges of $172,729 in 2003 consist of amounts paid in excess of prior accruals to satisfy in full all liabilities in connection with the termination of the Rockville, Maryland facility lease and our other recent legal settlements.

Stock-based Compensation.   Stock-based compensation expense for 2004 and 2003 consists of the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Interest Expense.   Interest expense for 2003 primarily consists of amortization of debt discount and deferred debt offering costs related to the remaining balance of the $925,000 of convertible promissory notes issued in December 2001. Interest expense for 2004 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 ($2,137,500 following mandatory and voluntary partial conversions in the second, third and fourth quarters of 2004) of convertible promissory notes issued in March 2004.

Other Income.   Other income for 2003 consists of the write-off of royalty obligations to one of our former content providers following the expiration of the relevant statute of limitations for bringing any action to enforce the obligations. Other income for 2004 consists of amounts recorded in connection with the settlements with Park University and two of our content providers which resulted in the write-off of royalty obligations.

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

Operating Expenses

Sales and Marketing.   Sales and marketing expenses decreased 20.5% to $2,137,791 in 2003 compared to $2,689,136 in 2002. The decrease was primarily due to a reduction in headcount in the sales and marketing department and related costs. During 2003 and 2002, we contributed $740,288 and $551,056, respectively, to a marketing and development fund (the “Development Fund”) jointly administered by

VCampus and one of our larger customers as required pursuant to the terms of our contract with that customer. The Development Fund’s primary goal was to fund marketing and development to grow online revenues for both that customer and derivatively for us in the form of course registration fees. Amounts required to be contributed by VCampus to the Development Fund were determined under the contract based on meeting or exceeding certain thresholds in course registrations on that customer’s virtual campus, which is hosted by VCampus. We recorded 50% of these contributions as a marketing expense in the same period as we recognize revenue from such registrations and we record the remaining 50% of the contributions as a reduction to revenue. Contributions to the Development Fund that we accounted for as a marketing expense represented 17.2% and 16.7% of the recognized revenues attributable to that customer in 2003 and 2002, respectively.

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

Liquidity and Capital Resources

At December 31, 2004, we had $2,632,504 in cash and cash equivalents, compared to $534,984 at December 31, 2003. The increase in cash and cash equivalents during 2004 is principally due to the receipt of cash proceeds from the equity and convertible debt financing we completed in March 2004, as reduced by the net loss recorded. Since our inception, we have financed our operating cash flow needs primarily through offerings of equity and debt securities and, to a lesser extent, borrowings. Cash utilized in operating activities was $3,408,927 in 2004 and $2,032,108 in 2003 Use of cash was primarily attributable to the net loss recorded.

Cash utilized in investing activities was $1,127,333 in 2004 and $1,657,352 in 2003. The use of cash for investing activities was primarily attributable to investments in software and courseware development and, to a lesser extent, purchases of equipment,

Cash provided by financing activities was $6,633,780 in 2004 and $3,496,978 in 2003.

In March 2004, we raised $5,000,000 in gross cash proceeds through the private placement of 20 units, at a purchase price of $200,000 per unit, and Series B senior secured convertible notes in the aggregate principal amount of $1,000,000. Each unit consisted of 50,000 shares of common stock at $1.63 per share, a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock. We issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. We issued to the Series B noteholders five-year warrants to purchase an aggregate of 383,439 shares of common stock. The exercise price for the warrants, as adjusted upon shareholder approval in May 2004, is $1.63 per share

Upon approval of the private placement by VCampus’ stockholders at our annual meeting on May 18, 2004, $18,500 of principal of each of the Series A notes was converted into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes was converted into common stock at $1.63 per share. The total principal amount for both Series converted upon approval of the stockholders was $999,625. Therefore, following stockholder approval, a total of $2,650,000 of the placement was recorded as equity and $2,650,000 as senior debt. The notes mature on April 1, 2009 and bear interest at the rate of 8% per annum payable quarterly in cash or stock (valued at the conversion price) at VCampus’ option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments. Interest due for the quarters ended June 30, September 30 and December 31, 2004 in the aggregate of $163,259 was paid through the issuance an aggregate of 100,137 shares of common stock valued at $1.63 per share. Absent any voluntary conversions of the convertible notes into common stock, interest expense payable by us under the notes in cash for the balance of 2005 will be approximately $85,500.

During 2004, an additional $512,500 of Series A and Series B senior secured convertible note principal was converted into 314,420 shares of common stock, resulting in $1,512,125 of aggregate principal from this financing converted as of the end of 2004. During 2004, we issued 1,132,617 shares of common stock upon the exercise of warrants and options. Net cash proceeds to us from these exercises amounted to $1,944,283.

In March 2005, we raised $995,950 in gross proceeds through the issuance of 611,012 shares of common stock at a purchase price of $1.63 per share to 12 accredited investors. Under the terms of this financing, we also issued five-year warrants to purchase 763,765 shares of common stock with an exercise price of $1.63 per share to the same accredited investors. In connection with this financing, we paid a placement agent a fee equivalent to 5% of the amount raised, paid in common stock. As this was a placement of common stock, the fair value of the warrants issued was accounted for as cost of capital.

We have incurred significant losses since inception and had an accumulated deficit of $97.0 million as of December 31, 2004. We expect negative cash flow from operations to continue until the online revenue stream matures. In addition, we have experienced declining revenues in the current and prior periods, including the loss of a major customer in 2004 which represented 25% of revenues in 2004.

Management’s plans to address these conditions include sales to new customers through the Select Partner program which have partially replaced the sales related to the customer lost in 2004. Management anticipates the increase in sales seen in the current and prior periods under the Select

Partner program to continue in 2005. Management has also instituted cost cutting measures and operates under an approved budget, which is closely monitored. Management is committed to maintaining operations at current levels to meet projected sales levels. However, in the event revenues do not meet anticipated levels or we are unable to raise additional funding to meet working capital requirements, we may need to further significantly reduce operating expenses.

If we are not able to address our funding needs, we will be materially adversely affected. Our future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for our products and services including the Select Partner business model, customer demands for technology upgrades, the types of arrangements that we may enter into with customers and agents, and the extent to which the we invest in new technology and research and development projects. While we believe we have the ability to raise additional capital, our ability to raise capital in the near term is uncertain. If we are unable to raise additional funding to meet working capital requirements, we may unable to maintain compliance with Nasdaq SmallCap Market listing requirements and we might not be able to achieve our business objectives. VCampus believes it has available capital on hand and sources for additional debt and equity capital in amounts necessary to meet its cash needs into 2006. However, such capital, if needed and available, may not have terms favorable to us or our current stockholders.

As of December 31, 2004, we had net operating loss carryforwards of approximately $65.0 million for federal income tax purposes, which will expire at various dates through 2024. Our ability to utilize all of our net operating loss and credit carryforwards may be limited by changes in ownership. We have recognized a full valuation allowance against these deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets.

Contractual Obligations

Our future liquidity and capital resources will be affected by our contractual obligations. Our significant contractual obligations as of December 31, 2004 are for debt and operating leases and purchase obligations. These obligations are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	2005	2006 - 2008	2009 - 2011	2012 and Thereafter
Notes payable(1)	$2,137,500	$267,188	$1,603,125	$267,187	$—
Operating leases	2,886,407	525,027	1,671,490	689,890	—
Purchase obligation(2)	32,125	32,125	—	—	—
Total contractual obligations	$5,056,032	$824,340	$3,274,615	$957,077	$—

(1)          In March 2004, we raised $5,000,000 in gross cash proceeds through the private placement of 20 units, at a purchase price of $200,000 per unit, and Series B senior secured convertible notes in the aggregate principal amount of $1,000,000. Each unit consisted of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock. We issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. Upon approval of the private placement by VCampus’ stockholders at our annual meeting on May 18, 2004, $18,500 of principal of each of the Series A notes was converted into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes was converted into common stock at $1.63 per share. The total principal amount for both Series converted upon approval of the stockholders was $999,625. Therefore, following stockholder approval, a total of $2,650,000 of the placement was recorded as equity and $2,650,000 as senior debt. The notes mature on April 1, 2009 and bear interest at the rate of 8% per annum payable quarterly in cash or stock (valued at the conversion price) at VCampus’ option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments. During 2004, an additional $512,500 of Series A and Series B senior secured convertible note principal was converted into 314,420 shares of common stock, resulting in $1,512,125 of aggregate principal from this financing converted as of the end of 2004.

(2)          In December 2000, we entered into a three-year (subsequently amended to a four-year) reseller agreement with a vendor to resell certain courseware. The agreement, as amended, requires us to generate sales of the vendor’s courseware sufficient to generate royalties of $650,000 over the four-year period. As of December 31, 2004, we were required to generate sales sufficient to generate royalties of $63,975 prior to January 30, 2005. In January 2005, we extended the reseller agreement for another year. Pursuant to this extension, we were allowed carry up to $50,000 of the unsatisfied portion of our commitment to this vendor into the twelve months ending January 30, 2006, which is the period of the renewal.

We have not engaged in off-balance sheet financing or commodity contract trading.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that the cost resulting from all share-based payments be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees. The Company believes the pro forma disclosures note 2, “Summary of Significant Accounting Policies,” of the consolidated financial statements under the sub-heading “Stock-Based Compensation” provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS 123(R). However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS 153 is not expected to have a material effect on our consolidated financial Statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to a variety of risks including market risk associated with interest rate movements. Our exposure to market risk for changes in interest rates relates primarily to any investments we may hold at various times and also related to its long-term debt. When investing, our purchases consist of highly liquid investments with maturities at the date of purchase generally no greater than twelve months, thus, due to the short-term nature of such investments and our usual intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on our results of operations. In addition, all of our long-term debt obligations are at fixed interest rates. Given the fixed rate nature of the debt, the impact of interest rate changes also would not have a material impact on our results of operations. If we receive payments in local currencies when delivering courses in overseas markets, we could experience losses in connection with currency translation.

Item 8.                        Financial Statements and Supplementary Data.

The information required by this item is included in this Report at pages F-1 through F-34. See Index to Consolidated Financial Statements on page F-1.

Item 9.                        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                Controls and Procedures.

(a)   Disclosure Controls and Procedures:   Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b)   Internal Control Over Financial Reporting:   No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has material affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10.                 Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Report.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has determined that Martin Maleska is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

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

The other information required by Item 10 of Form 10-K concerning the Registrant’s directors is incorporated by reference to the information under the headings “Proposal No. 1—Election of Directors” and “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Item 14.                 Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

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

(b)   Exhibits.

Exhibit No.		Description
3.1	(e)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2	(a)	Amended and Restated Bylaws, as currently in effect.
4.1	(a)	Form of Common Stock certificate.
10.60	(b)	Warrant issued to the purchasers dated as of May 29, 2001.
10.61	(b)	Warrant issued to the placement agent for the May 29, 2001 private placement.
10.67	(c)	Form of warrant issued in connection with the Series F, F-1 and F-2 preferred stock financings
10.68	(d)	Employment Agreement, dated June 3, 2002, with Christopher L. Nelson
10.79	(f)	Form of Warrant issued on September 30, 2002 to the purchasers of Series G Preferred Stock.
10.81	(g)	Employment Agreement, effective January 1, 2003, with Narasimhan P. Kannan
10.84	(i)	Form of warrant issued to the Series H holders on May 13, 2003.
10.85	(i)	Registration Rights Agreement dated May 13, 2003 relating to the Series H financing.
10.87	(j)	Amended employment agreement between VCampus and Narasimhan P. Kannan dated June 25, 2003.
10.88	(j)	Amended employment agreement between VCampus and Christopher L. Nelson dated June 25, 2003.
10.89	(j)	Form of Notice of Conversion of VCampus preferred stock.
10.90	(j)	Form of warrant issued in connection with the conversion of VCampus preferred stock.
10.91		Purchase Agreement dated March 23, 2004 for the $5.3 million private placement
10.92		Form of Series A Senior Secured Convertible Note issued on March 23, 2004
10.93		Form of Series B Senior Secured Convertible Note issued on March 23, 2004
10.94		Form of Warrant issued on March 23, 2004 in connection with the $5.3 million private placement
10.95		Registration Rights Agreement dated March 23, 2004 entered into in connection with the $5.3 million private placement

10.96		Security Agreement dated March 23, 2004 entered into in connection with the $5.3 million private placement
10.97	(k)*	Content Client License Agreement between VCampus and Net Dimensions Limited dated February 24, 2004
10.98	(k)	Settlement Agreement and Release between VCampus and Park University dated May 3, 2004
10.99	(l)	VCampus’ standard form of Online Content Conversion and Distribution Agreement (also known as the form of Select Partner Agreement)
21.1		List of Subsidiaries
23.1		Consent of Reznick Group, P.C., Independent Registered Public Accounting Firm
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1		Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.
32.2		Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.
99.4	(h)	Form of Warrant issued to the Series F holders on December 28, 2001
99.5	(h)	Form of Warrant issued to the convertible noteholders on December 28, 2001
99.7	(b)	Audit Committee Charter

*                    The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.

(a)           Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-12135).

(b)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current Report on Form 8-K filed June 1, 2001.

(c)           Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2002.

(d)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed June 28, 2002.

(e)           Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333-108380 as filed on July 19, 2004.

(f)             Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed October 3, 2002.

(g)           Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed January 24, 2003.

(h)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed January 8, 2002

(i)             Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2003.

(j)              Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(k)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(l)             Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCAMPUS CORPORATION
	By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan, Chief Executive Officer
Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ NARASIMHAN P. KANNAN	Chairman and Chief Executive Officer	March 29, 2005
Narasimhan P. Kannan	(Principal Executive Officer)
/s/ CHRISTOPHER L. NELSON	Chief Financial Officer	March 29, 2005
Christopher L. Nelson	(Principal Financial and Accounting Officer)
/s/ EDSON D. DECASTRO	Director	March 28, 2005
Edson D. deCastro
/s/ MARTIN E. MALESKA	Director	March 28, 2005
Martin E. Maleska
/s/ JOHN D. SEARS	Director	March 28, 2005
John D. Sears

VCAMPUS CORPORATION

REPORT OF REZNICK GROUP, P.C., INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VCampus Corporation

We have audited the accompanying consolidated balance sheets of VCampus Corporation and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended December 31, 2003 and 2004 as listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and financial statement schedule of VCampus Corporation and subsidiaries as of December 31, 2002 and for the year then ended were audited by other auditors whose report dated March 14, 2003, except for note 17, as to which date was March 28, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCampus Corporation and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2003 and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ REZNICK GROUP, P.C.
Bethesda, Maryland
March 11, 2005, except for note 15, as to which the date is March 30, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VCampus Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of VCampus Corporation for the year ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of VCampus Corporation for the year ended December 31, 2002, in conformity with U,S, generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2002, VCampus Corporation adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP
McLean, Virginia
March 14, 2003

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$534,984	$2,632,504
Accounts receivable, less allowance of $5,000 at December 31, 2003 and 2004	290,530	283,101
Loans receivable from related party	83,745	49,783
Loans receivable—current	40,526	—
Prepaid expenses and other current assets	691,781	665,663
Total current assets	1,641,566	3,631,051
Property and equipment, net	509,662	523,662
Capitalized software costs and courseware development costs, net	1,653,295	1,826,745
Loans receivable—less current portion	33,726	—
Other assets	127,598	418,684
Other intangible assets, net	569,494	390,502
Goodwill	328,317	328,317
Total assets	$4,863,658	$7,118,961
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,222,987	$575,183
Accrued expenses	369,763	318,478
Notes payable	225,000	66,207
Deferred revenues	1,010,563	851,118
Total current liabilities	2,828,313	1,810,986
Long-term liabilities:
Notes payable—less discount and current portion	—	463,446
Total liabilities	2,828,313	2,274,432
Commitments and contingencies:	—	—
Stockholders’ equity:
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 5,167,000 and 8,461,086 shares issued and outstanding at December 31, 2003 and 2004, respectively	51,670	84,611
Additional paid-in capital	92,376,579	101,732,238
Accumulated deficit	(90,392,904)	(96,972,320)
Total stockholders’ equity	2,035,345	4,844,529
Total liabilities and stockholders’ equity	$4,863,658	$7,118,961

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2003	2004
Revenues:
Online tuition revenues	$5,330,686	$5,508,154	$4,497,513
Online development and other revenues	495,425	448,082	318,456
Other service revenues	100,035	109,799	47,890
Net revenues	5,926,146	6,066,035	4,863,859
Costs and expenses:
Cost of revenues	1,461,663	1,718,340	1,356,699
Sales and marketing	2,689,136	2,137,791	1,895,340
Product development and operations	2,535,849	2,474,856	2,725,155
General and administrative	1,692,851	1,909,814	1,686,940
Depreciation and amortization	1,355,837	879,966	1,227,089
Reorganization and other non-recurring charges	192,000	172,729	—
Stock-based compensation	76,172	126,056	153,973
Total costs and expenses	10,003,508	9,419,552	9,045,196
Loss from operations	(4,077,362)	(3,353,517)	(4,181,337)
Other income	421,842	207,138	183,210
Interest income (expense)	(220,145)	(112,644)	(2,581,289)
Loss on debt extinguishment	(503,246)	—	—
Net loss	(4,378,911)	(3,259,023)	(6,579,416)
Dividends to preferred stockholders	(2,768,394)	(2,926,854)	—
Net loss attributable to common stockholders	$(7,147,305)	$(6,185,877)	$(6,579,416)
Basic and diluted net loss per share	$(4.79)	$(1.81)	$(0.97)

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	623,339	$6,233	1,013,809	$10,138	545,075	$5,451
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	29,820	298
Issuance of Series F convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series F-1 convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series F-2 convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series F-2 convertible Preferred Stock—primarily in connection with cancellation of debt	—	—	—	—	—	—
Issuance of Series G convertible Preferred Stock	—	—	—	—	—	—
Series F convertible Preferred Stock subscribed	—	—	—	—	—	—
Issuance of Common Stock in connection with reverse stock split	—	—	—	—	—	—
Issuance of common stock—for payment of Series D dividends	—	—	—	—	—	—
Exercise of options & warrants	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2002	623,339	$6,233	1,013,809	$10,138	574,895	$5,749
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	9,940	100
Issuance of Series G convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series H convertible Preferred Stock	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Conversion of Preferred Stock to common stock	(623,339)	(6,233)	(1,013,809)	(10,138)	(584,835)	(5,849)
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at December 31, 2003	—	$—	—	$—	—	$—
Issuance of Common Stock	—	—	—	—	—	—
Issuance of Common Stock in connection with debt conversions	—	—	—	—	—	—
Exercises of options and warrants
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at December 31, 2004	—	$—	—	$—	—	$—

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Series F Convertible Preferred Stock		Series F-1 Convertible Preferred Stock		Series F-2 Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	2,642,836	$26,428	—	$—	—	$—
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	—	—
Issuance of Series F convertible Preferred Stock	357,164	3,572	—	—	—	—
Issuance of Series F-1 convertible Preferred Stock	—	—	1,458,413	14,584	—	—
Issuance of Series F-2 convertible Preferred Stock	—	—	—	—	17,859	179
Issuance of Series F-2 convertible Preferred Stock—primarily in connection with cancellation of debt	—	—	—	—	9,719	97
Issuance of Series G convertible Preferred Stock	—	—	—	—	—	—
Series F convertible Preferred Stock subscribed	—	—	—	—	—	—
Issuance of Common Stock in connection with reverse stock split	—	—	—	—	—	—
Issuance of common stock—for payment of Series D dividends	—	—	—	—	—	—
Exercise of options & warrants	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—
Balance at December 31, 2002	3,000,000	$30,000	1,458,413	$14,584	27,578	$276
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	—	—
Issuance of Series G convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series H convertible Preferred Stock	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Conversion of Preferred Stock to common stock	(3,000,000)	(30,000)	(1,458,413)	(14,584)	(27,578)	(276)
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at December 31, 2003	—	$—	—	$—	—	$—
Issuance of Common Stock	—	—	—	—	—	—
Issuance of Common Stock in connection with debt conversions	—	—	—	—	—	—
Exercises of options and warrants	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at December 31, 2004	—	$—	—	$—	—	$—

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Series G Convertible		Series H Convertible				Additional	Preferred
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed
Balance at December 31, 2001	—	$—	—	$—	1,469,868	$14,699	$79,910,507	$(100,000)
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	—	—	10,655	—
Issuance of Series F convertible Preferred Stock	—	—	—	—	—	—	121,435	—
Issuance of Series F-1 convertible Preferred Stock	—	—	—	—	—	—	583,894	—
Issuance of Series F-2 convertible Preferred Stock	—	—	—	—	—	—	604,886	—
Issuance of Series F-2 convertible Preferred Stock—primarily in connection with cancellation of debt	—	—	—	—	—	—	594,198	—
Issuance of Series G convertible Preferred Stock	49,320	492	—	—	—	—	1,256,337	—
Series F convertible Preferred Stock subscribed	—	—	—	—	—	—	—	100,000
Issuance of Common Stock in connection with reverse stock split	—	—	—	—	73	—	—	—
Issuance of common stock—for payment of Series D dividends	—	—	—	—	81,325	813	277,952	—
Exercise of options & warrants	—	—	—	—	1,844	19	1,078	—
Compensatory stock, stock options and warrants	—	—	—	—	20,794	208	2,410,679	—
Net loss	—	—	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	—	—	—	—
Balance at December 31, 2002	49,320	$492	—	$—	1,573,904	$15,739	$85,771,622	$—
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	—	—	3,248	—
Issuance of Series G convertible Preferred Stock	28,721	288	—	—	—	—	874,649	—
Issuance of Series H convertible Preferred Stock	—	—	7,503	75	—	—	1,740,165	—
Issuance of Common Stock	—	—	—	—	548,551	5,486	899,844	—
Conversion of Preferred Stock to common stock	(78,041)	(780)	(7,503)	(75)	3,008,886	30,088	37,847	—
Compensatory stock, stock options and warrants	—	—	—	—	35,659	357	3,049,204	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2003	—	$—	—	$—	5,167,000	$51,670	$92,376,579	$—
Issuance of Common Stock	—	—	—	—	1,012,500	10,125	1,520,209	—
Issuance of Common Stock in connection with debt conversions	—	—	—	—	1,076,772	10,766	1,808,808	—
Exercises of options and warrants	—	—	—	—	1,132,617	11,326	1,932,957	—
Compensatory stock, stock options and warrants	—	—	—	—	72,197	724	4,093,685	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2004	—	$—	—	$—	8,461,086	$84,611	$101,732,238	$—

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2001	$(77,059,723)	$2,813,733
Issuance of Preferred Stock for payment of Series E Dividends	(10,954)	(1)
Issuance of Series F convertible Preferred Stock	—	125,007
Issuance of Series F-1 convertible Preferred Stock	(44,282)	554,196
Issuance of Series F-2 convertible Preferred Stock	—	605,065
Issuance of Series F-2 convertible Preferred Stock—primarily in connection with cancellation of debt	(81,894)	512,401
Issuance of Series G convertible Preferred Stock	(198,166)	1,058,663
Series F convertible Preferred Stock subscribed	—	100,000
Issuance of Common Stock in connection with reverse stock split	—	—
Issuance of common stock—for payment of Series D dividends	—	278,765
Exercise of options & warrants	—	1,097
Compensatory stock, stock options and warrants	(2,154,298)	256,590
Net loss	(4,378,911)	(4,378,911)
Dividends on convertible preferred stock	(278,800)	(278,800)
Balance at December 31, 2002	$(84,207,028)	$1,647,805
Issuance of Preferred Stock for payment of Series E Dividends	(3,348)	—
Issuance of Series G convertible Preferred Stock	—	874,937
Issuance of Series H convertible Preferred Stock	—	1,740,240
Issuance of Common Stock	—	905,330
Conversion of Preferred Stock to common stock	—	—
Compensatory stock, stock options and warrants	(2,923,505)	126,056
Net loss	(3,259,023)	(3,259,023)
Balance at December 31, 2003	$(90,392,904)	$2,035,345
Issuance of Common Stock	—	1,530,334
Issuance of Common Stock in connection with debt conversions	—	1,819,574
Exercises of options and warrants	—	1,944,283
Compensatory stock, stock options and warrants	—	4,094,409
Net loss	(6,579,416)	(6,579,416)
Balance at December 31, 2004	$(96,972,320)	$4,844,529

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2003	2004
Operating Activities
Net loss	$(4,378,911)	$(3,259,023)	$(6,579,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	694,998	283,354	290,050
Amortization	660,839	596,611	937,039
Bad debt expense	6,833	8,622	—
Loss on debt extinguishment	503,246	—	—
Impairment of capitalized software and courseware development costs	276,535	—	—
Non-cash stock option and stock warrant expense	76,172	126,056	153,973
Write-off of note receivable	120,693	—	—
Debt discount and deferred financing costs amortization	214,574	84,841	2,430,849
Interest expense paid with stock	—	—	117,992
Settlement of accounts payable and accrued expenses	—	—	(183,210)
Decrease in allowance for doubtful accounts	(68,386)	(26,019)	—
Changes in operating assets and liabilities:
Accounts receivable	382,225	81,207	7,429
Prepaid expenses and other current assets	(438,353)	(32,194)	116,053
Other assets	52,440	62,848	1,118
Accounts payable and accrued expenses	(543,645)	(185,971)	(541,359)
Deferred revenues	(220,889)	227,560	(159,445)
Net cash used in operating activities	(2,661,629)	(2,032,108)	(3,408,927)
Investing Activities
Purchases of property and equipment	(85,539)	(464,720)	(305,374)
Proceeds from the sale of property and equipment	—	—	1,324
Capitalized software and courseware development costs	(383,789)	(1,255,579)	(931,497)
Proceeds from loans receivable from related party	23,097	36,000	36,000
Interest on loans receivable from related party	(6,500)	(2,992)	(2,038)
Proceeds from loans receivable	37,085	35,000	74,252
Advances under loans receivable	(6,792)	(5,061)	—
Net cash used in investing activities	(422,438)	(1,657,352)	(1,127,333)
Financing Activities
Proceeds from issuance of Common Stock	1,096	905,330	3,474,614
Proceeds from the issuance of Series F convertible Preferred Stock, net of offering costs	225,007	—	—
Proceeds from the issuance of Series F-2 convertible Preferred Stock, net of offering costs	605,065	—	—
Proceeds from the issuance of Series G convertible Preferred Stock, net of offering costs	1,058,663	874,937	—
Proceeds from the issuance of Series H convertible Preferred Stock, net of offering costs	—	1,740,240	—
Payments on capital lease obligations	(206,069)	(23,529)	—
Proceeds from notes payable	100,000	—	3,384,166
Repayments of notes payable	—	—	(225,000)
Net cash provided by financing activities	1,783,762	3,496,978	6,633,780
Net increase (decrease) in cash and cash equivalents	(1,300,305)	(192,482)	2,097,520
Cash and cash equivalents at the beginning of the year	2,027,771	727,466	534,984
Cash and cash equivalents at the end of the year	$727,466	$534,984	$2,632,504
Supplemental cash flow information:
Interest paid	$—	$—	$43,530

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Nature of Operations

VCampus Corporation (the “Company”) was incorporated in Virginia in 1984 and reincorporated in Delaware in 1985. VCampus Corporation is a provider of outsourced e-Learning services. The Company develops courseware and manages and hosts Internet-based learning environments for professional credentialing and certification organizations, corporations, government agencies, and associations. The Company’s services cover a broad range of e-Learning programs, from registration, enrollment and payment processing to course development and delivery, as well as tracking of students’ progress and reporting of results.

Management’s Plans to Address Operating Conditions

The Company has incurred significant losses since inception. The Company expects negative cash flow from operations to continue until the online revenue stream matures. In addition, the Company has experienced declining revenues in the current and prior periods, including the loss of a major customer in 2004 which represented 25% of revenues in 2004.

Management’s plans to address these conditions include sales to new customers through the Select Partner program which have partially replaced the sales related to the customer lost in 2004. Management anticipates the increase in sales seen in the current and prior periods under the Select Partner program to continue in 2005. Management has also instituted cost cutting measures and operates under an approved budget which is closely monitored. Management is committed to maintaining operations at current levels to meet projected sales levels.

If the Company is not able to address its funding needs, it will be materially adversely affected. The Company’s future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services including the Select Partner business model, customer demands for technology upgrades, the types of arrangements that the Company may enter into with customers and agents, and the extent to which the Company invests in new technology and research and development projects. While the Company believes it has the ability to raise additional capital, the Company’s ability to raise capital beyond the $1,000,000 raised in the March 2005 private placement (see note 15) is uncertain. If the Company is unable to raise additional funding to meet working capital requirements, it may be unable to maintain compliance with Nasdaq SmallCap market listing requirements.

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

In 2004, the Company issued 927,696 shares of common stock upon mandatory and voluntary conversions of $999,625 and $512,500, respectively, of Series A and Series B senior secured convertible note principal at $1.63 per share.

In March and May 2004, the Company issued 76,688 shares of common stock with a value of $189,419 and five-year fully vested warrants to purchase 250,000 shares of common stock at $1.63 per share valued at $545,000 in satisfaction of accrued financing costs related to the March 2004 private placement. The Company allocated $505,730 of the total value of the shares and warrants to deferred debt issuance costs which will be recognized as interest expense over the period the notes are expected to be outstanding. The remaining amount was accounted for as a cost of capital. In addition, the Company issued one quarter unit of the March 2004 private placement with an aggregate value of $50,000 to the lead investor’s counsel as payment for legal services in connection with the private placement. The Company allocated $34,430 of the total value of the one quarter unit to deferred debt issuance costs which will be recognized as interest expense over the period the notes are expected to be outstanding. The remaining amount was accounted for as a cost of capital.

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

Loans Receivable

The Company periodically assesses the collectibility of its loans receivable and records balances due at the amount it believes it will be able to collect during the term of the loan. The Company had a loan receivable resulting from the 1999 sale of HTR’s Knowledgeworks business totaling approximately $123,000. During 2002, the Company determined that the loan receivable was impaired and wrote off the remaining balance totaling approximately $121,000. No interest income was recognized on that note for the years ended December 31, 2002, 2003 and 2004.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of two to seven years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life. Depreciation expense on equipment obtained under capital lease obligations is included with depreciation expense for similar types of equipment. Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred. Depreciation expense was $694,998, $283,354 and $290,050 for 2002, 2003 and 2004, respectively.

Capitalized Software and Courseware Development Costs

During 2002, 2003 and 2004, the Company capitalized certain software and courseware development costs. The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. The Company capitalizes costs incurred during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the vcampus or courseware, typically two to three years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. During 2002, 2003 and 2004, the Company recognized amortization of capitalized software and courseware development costs of $438,754, $417,613 and $758,047, respectively. During 2002, the Company wrote off $276,535 in capitalized software and courseware development costs for courses within the telecommunications industry segment determined to have no future value. The write-off, which represents the carrying value of the courses, has been included in product development costs in the 2002 statement of operations.

Web Site Development Costs

The Company accounts for web site development costs in accordance with Emerging Issues Task Force Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”). In 2002, 2003 and 2004 all web site development costs were incurred in the operating stage, including maintenance and minor enhancements and upgrades, and were expensed as incurred.

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

The Company performed the initial goodwill impairment test required by SFAS 142 during the second quarter of fiscal 2002. The Company considers itself to be a single reporting unit. Accordingly, all of the Company’s goodwill is associated with the entire Company. The Company performed its initial impairment test and as of June 30, 2002, based on the Company’s market capitalization; there was no impairment of goodwill recorded upon implementation of SFAS 142. The Company will continue to test for impairment on an annual basis, coinciding with its fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company performed its annual impairment test as of December 31, 2004, and concluded that no impairment charge was required.

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

Online tuition revenues are generated primarily through three types of contracts: (i) contracts with higher education partners, (ii) corporate subscriptions, and (iii) corporate usage. For higher education partner contracts and corporate subscriptions, revenue is recognized ratably (on a straight-line basis) over the semester term and subscription period, respectively. For usage contracts, revenue is recognized upon enrollment in a course. Once a student has enrolled in a course, he cannot cancel delivery of a course or receive a refund. Revenues from the sales of Select Partner courseware are generally recognized ratably (on a straight-line basis) over the length of the subscription period. Initial set-up fees related to all online tuition services are recognized ratably (on a straight-line basis) over the respective contract term.

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

In 2002 two customers individually represented 28% and 12% of net revenues. In 2003, three customers individually accounted for approximately 36%, 18% and 15% of net revenues, and in 2004 the same three customers individually accounted for 27%, 25% and 21% of net revenues.

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

	2002	2003	2004
Pro forma net loss:
As reported	$(7,147,305)	$(6,185,877)	$(6,579,416)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	76,172	126,056	153,973
Deduct: Total employee non cash stock compensation expense determined under fair value based method for all awards	(4,996,214)	(5,486,954)	(3,212,044)
Pro forma net loss	$(12,067,347)	$(11,546,775)	$(9,637,487)
Net loss per common share:
Basic and diluted—as reported	$(4.79)	$(1.81)	$(0.97)
Basic and diluted—pro forma	$(8.08)	$(3.37)	$(1.42)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following assumptions:

	2002	2003	2004
Dividend yield	0%	0%	0%
Volatility	133%	126%	130%
Average risk-free interest rate	4.39%	3.52%	3.87%
Expected term	7 years	7 years	8 years

Concentration of Credit Risk

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations.

Three customers individually represented 18%, 13% and 26% of accounts receivable at December 31, 2003. Three customers individually represented 25%, 21%, and 17% of accounts receivable at December 31, 2004.

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

Royalties are classified as a cost of revenues and amounted to approximately $1,325,000, $1,530,000 and $1,198,000 during the years ended December 31, 2002, 2003 and 2004, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $0 $0 and $70,000 for the years ended December 31, 2002, 2003, and 2004 respectively.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123(R)), Share-Based Payment, that will require the Company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS 123(R) becomes mandatorily effective for the Company on July 1, 2005.

SFAS 123(R) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS 123(R), the expense attributable to an award will be measured in accordance with the Company’s measurement model at that award’s date of grant.

The Company believes the pro forma disclosures in note 2, “Summary of Significant Accounting Policies,” on page F-15 under the sub-heading “Stock-Based Compensation” provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS 123(R). However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS 153 is not expected to have a material effect on the Company’s consolidated financial Statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

Risks and uncertainties

The Company is subject to all of the risks inherent in a company that operates in the intensely competitive Internet industry, providing a service that is relatively new and constantly evolving. These risks include, but are not limited to, market acceptance of the Company’s products and services, and reliance on third-party software incorporated in the Company’s products. The Company’s operating results may be materially affected by these foregoing factors.

Reclassifications

Certain amounts presented in the 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation.

3.   Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2003	2004
Equipment	$3,396,281	$2,453,929
Computer software	1,304,550	1,295,173
Leasehold improvements	154,358	105,598
Furniture and fixtures	572,218	649,045
	5,427,407	4,503,745
Less accumulated depreciation	(4,917,745)	(3,980,083)
Total	$509,662	$523,662

At December 31, 2003 and 2004, the Company had no equipment under capital lease obligations.

4.   Capitalized Software and Courseware Development Costs

Capitalized software and courseware development costs consisted of the following:

	December 31,
	2003	2004
Capitalized software costs	$4,678,902	$5,008,247
Capitalized courseware development costs	1,098,644	1,700,795
	5,777,546	6,709,042
Less accumulated amortization	(4,124,251)	(4,882,297)
Total	$1,653,295	$1,826,745

5.   Goodwill and Other Intangible Assets

Other intangible assets were comprised of:

	December 31,
	2003	2004
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(1,163,846)	(1,342,838)
	$569,494	$390,502

Amortization expense for other intangible assets is expected to be as follows:

2005	133,490
2006	110,740
2007	66,078
2008	43,747
2009	36,447
$390,502

Amortization expense related to intangible assets subject to amortization totaled $215,855, $178,998 and $178,992 at December 31, 2002 2003 and 2004, respectively.

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

7.   Loans Receivable from Related Party

Loans receivable from a Company officer are unsecured and amounted to $83,745 and $49,783 as of December 31, 2003 and 2004, respectively. The Company accrues interest on the loans receivable at a rate of prime less 1%. Interest income related to loans receivable amounted to $6,384, $2,992 and $2,036 during the years ended December 31, 2002, 2003 and 2004, respectively. Amounts repaid on loans receivable from related parties were $23,097, $36,000 and $36,000 in 2002, 2003 and 2004, respectively.

8.   Notes Payable

In December 2001 and January 2002, the Company raised $925,000 through the issuance of 8% debentures together with five-year, fully vested warrants to purchase 132,143 shares of common stock at $4.00 per share. The Company allocated the proceeds of the offering to the debentures and the warrants based on their relative fair values using the Black-Scholes option pricing model. The amount allocated to the warrants ($335,841 and $40,708 for the 2001 and 2002 funding, respectively), was recorded as a debt discount and was amortized to interest expense over the period the debentures were outstanding. In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest. In May 2002, the Company issued of 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730. Upon shareholder approval of the debt financing, the Company recorded an additional $91,563 of debt discount for the instruments’ beneficial conversion feature. The unamortized debt discount at December 31, 2003 and 2004 was $0. Principal and accrued interest under the debentures was due and payable at December 31, 2003. The debentures were convertible into shares of the Company’s common stock at the election of the holders at a conversion price of $3.50 per share. Principal and accrued interest of $225,000 and approximately $40,000 under the debentures were repaid in March 2004.

In March 2004, the Company raised $5,000,000 in gross cash proceeds through the private placement of 20 units, at a purchase price of $200,000 per unit, and Series B senior secured convertible notes in the aggregate principal amount of $1,000,000. Each unit consisted of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock. The Company issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. The Company issued to the Series B noteholders five-year warrants to purchase an aggregate of 383,439 shares of common stock. The exercise price for the warrants is $1.63 per share. Additionally, the Company issued one quarter unit to the lead investor’s counsel as payment for legal services. The Company allocated the proceeds from the issuance of the notes to the notes and to that subset of warrants allocated to the notes based on their relative fair values using the Black-Scholes option pricing model. The amount allocated to the warrants ($1,462,538) was recorded as a debt discount to be amortized to interest expense over the period the notes are expected to be outstanding. The notes are convertible into shares of the Company’s common stock at the election of the holders at a conversion price of $1.63 per share. Total shares of common stock issued in connection with this private placement were 1,012,500. The fair value of the warrants allocated to the common stock on a pro-rata basis has been accounted for as cost of capital.

The terms of the financing include antidilution provisions to the effect that if and whenever in the period commencing after the issuance date (March 23, 2004) and ending 24 months thereafter (March 22, 2006) (the Antidilution Period), the Company issues or sells, or is deemed to have issued or sold, any shares of common stock, with the exception of specific customary issuances which are excluded, for a consideration per share less than the conversion price or exercise price in effect immediately prior to such time for the relevant shares, then concurrent with such dilutive issuance, the conversion price or exercise price for the notes and warrants, as the case may be, then in effect shall be reduced to an equal amount to the new securities issuance price.

Upon stockholder approval of the private placement the Company recorded an additional $2,187,087 of debt discount for the instrument’s beneficial conversion feature. In addition, $18,500 of principal of each of the Series A notes was converted into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes was converted into common stock at $1.63 per share. The total principal amount for both Series converted upon approval of the stockholders was $999,625, resulting in the issuance of 613,276 shares of common stock. The Company recorded a total of $2,650,000 of the placement as equity and $2,650,000 as senior debt. The notes mature on April 1, 2009 and bear interest at the rate of 8% per annum payable quarterly in cash or stock (valued at the conversion price) at VCampus’ option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments.

During 2004, an additional $512,500 of Series A and Series B senior secured convertible note principal was converted into 314,420 shares of common stock, resulting in $1,512,125 of aggregate principal from this financing converted as of December 31, 2004. The unamortized debt discount on the notes as of December 31, 2004 was $1,607,847.

Interest due for the quarters ended June 30 and September 30, 2004 amounted to $117,992 and was paid through the issuance of an aggregate of 72,388 shares of common stock valued at $1.63 per share on July 1 and October 1, 2004, respectively. Interest for the quarter ended December 31, 2004 amounted to $45,242 and is included in accrued expenses on the consolidated balance sheet.

As of December 31, 2004, future maturities of long-term debt obligations were as follows:

2005	$267,188
2006	534,375
2007	534,375
2008	534,375
2009	267,187
$2,137,500

9.   Commitments and Contingencies

Leases

The Company leases office space and office equipment under non-cancelable operating lease agreements with various renewal options. Future minimum lease payments may be periodically adjusted based on changes in the lessors’ operating charges. Rent expense for the years ended December 31, 2002, 2003 and 2004 was $521,953, $520,743 and $520,710, respectively.

As of December 31, 2004, payments due under non-cancelable operating leases were as follows:

2005	$525,027
2006	540,778
2007	557,001
2008	573,711
2009	590,923
Thereafter	98,968
$2,886,408

Employment Agreements

The Company has entered into employment agreements with certain members of management. These agreements specify minimum annual salaries as well as discretionary bonus amounts to be paid over the next year.

Purchase Commitment

Effective December 15, 2000 the Company entered into a three-year (subsequently amended to a four-year) agreement with a vendor to resell certain courseware. The agreement, as amended, requires the Company to generate sales of the vendor’s courseware sufficient to generate royalties of $650,000 over the four-year period. Amounts paid under the agreement during the years ended December 31, 2002, 2003 and 2004 were $144,697, $201,552 and $128,500, respectively. As of December 31, 2004, the Company was required to generate sales sufficient to generate royalties of $63,975 prior to January 30, 2005. In January 2005, the Company and the vendor extended the reseller agreement for another year. Pursuant to this extension, the Company was allowed carry up to $50,000 of the unsatisfied portion of its commitment to this vendor into the twelve months ending January 30, 2006, which is the period of the renewal.

Litigation

In June 2002, a former employee (separated in June 1998) filed suit against the Company in Dallas County, Texas. To avoid further litigation expenses and the risk of an adverse ruling, in June 2003 the Company paid the employee $99,999 in full settlement of all the claims, including the plaintiff’s attorneys’ fees.

In June 2003, the Company and the landlord at its Rockville, Maryland facility agreed to a settlement regarding the leased space that we had vacated in December 2000. The Company paid the landlord a total of $300,000 (plus a $24,000 security deposit retained by the landlord) to terminate the lease agreement. As of December 31, 2002 the Company had accrued $253,051 for this liability on its consolidated balance sheet.

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

10.   Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2003	2004
Accrued payroll and payroll taxes	$23,010	$37,665
Accrued vacation	59,230	27,952
Other	287,523	252,861
	$369,763	$318,478

Accrued payroll as of December 31, 2003 and 2004 primarily consists of earned but unpaid commissions.

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

Conversion of Preferred Stock

In June 2003, pursuant to approvals obtained at its annual meeting of stockholders, together with agreements signed by holders of its preferred stock, the Company converted all of the outstanding shares of each of its eight classes of preferred stock into a total of 3,007,453 shares of common stock. The conversions were effective on June 6, 2003 at conversion prices ranging from $2.196 to $69.82 per share. This recapitalization removed a total of approximately $24.3 million of preferred stock liquidation preference that was formerly senior to the outstanding common stock and released the Company from the obligation to pay future dividends on the converted shares. As an incentive to induce the conversions, the Company issued warrants to the preferred stockholders to purchase a total of 451,445 shares of common stock at $3.85 per share. The Company valued the warrants using the Black-Scholes option pricing model and recognized a deemed dividend of $1,042,838, which represents the excess of the fair value of the warrants issued over the fair value of the stock issuable pursuant to the original conversion terms of the securities. As part of the recapitalization, the Company also issued a warrant to a preferred shareholder to purchase 166,155 shares of common stock at $2.20 per share in exchange for the cancellation of that shareholder’s warrant to purchase an equivalent number of shares of Series E preferred stock at the equivalent exercise price. The Company valued the warrants using the Black-Scholes option pricing model and recognized a deemed dividend of $12,211 upon the cancellation of the warrants to purchase shares of Series E preferred stock.

Series C Preferred Stock

In March 1998, the Company raised net proceeds of approximately $5,300,000 in a private placement of Series C Preferred Stock and warrants (the “Series C Preferred Stock”). In this transaction, the Company issued approximately 626,300 shares of the Series C Preferred Stock, which were convertible into approximately 75,910 shares of common stock. The Company also issued five-year warrants, which were fully vested, to purchase approximately 62,630 shares of common stock at an exercise price of $84.60 per share. The Series C Preferred stockholders were entitled to receive dividends if and when declared by the Board of Directors. The Series C Preferred Stock had a liquidation preference of $12.69 per share plus all declared but unpaid dividends upon sale or liquidation of the Company. The Company recorded deemed dividends of approximately $207,000 due to the Series C Preferred Stock being convertible to common stock at a discount from fair value on the date of issuance. In 1999, 2,954 shares of Series C Preferred Stock were converted into 358 shares of common stock. In January 2003, 11,817 shares of Series C Preferred Stock were converted into 1,433 shares of common stock. In June 2003, the remaining 611,522 shares of Series C Preferred Stock were converted into 74,122 shares of common stock.

Series D Preferred Stock

In June 1998, the Company raised approximately $5,200,000 in net proceeds through its private placement of Series D Preferred Stock (the “Series D Preferred Stock”). In this transaction, the Company issued 1,082,625 shares of the Series D Preferred Stock, which were convertible to 108,263 common shares. The holders of Series D Preferred Stock were entitled to receive a 5% annual dividend compounded and paid semi-annually. Such dividends were payable, at the option of the Company, either in cash or in common stock. The Series D Preferred Stock had a liquidation preference of $8.25 per share plus all declared but unpaid dividends upon sale or liquidation of the Company.

In 2000 and 2001, 2,727 and 56,834 shares of Series D Preferred Stock were converted into 273 and 5,683 shares of common stock, respectively. No shares were converted during 2002. In June 2003, the remaining 1,013,809 shares of Series D Preferred Stock were converted into 101,381 shares of common stock.

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

Series E Preferred Stock

The Company entered into a Private Equity Line of Credit Agreement (the “Equity Line Agreement”), as amended, with Hambrecht & Quist Guaranty Finance, LLC (“H&QGF”) in May 1999. Under the Equity Line Agreement, the Company had the right, subject to certain conditions, to issue and sell to H&QGF, from time to time, shares of its Series E Convertible Preferred Stock (“Series E Preferred Stock”), for cash consideration of up to an aggregate of $7.0 million, subject to availability. The Company had the right to sell to H&QGF shares of its Series E Preferred Stock at a price equal to 85% of the lower of (1) the closing market price of the Company’s common stock on the date of issuance and (2) the average of the lowest intra-day prices of the Company’s common stock over the five-day period ending on the date of issuance. Each ten shares of Series E Preferred Stock were convertible into one share of common stock. The holders of Series E Preferred Stock were entitled to monthly dividends paid in Series E Preferred Stock, equal to 0.5% of the number of shares of Series E Preferred Stock held. The value of Series E Preferred Stock issued as dividends amounted to $10,954 and $3,348 for 2002 and 2003, respectively.

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

In June 2003, the remaining 584,835 shares of Series E Preferred Stock were converted into 58,484 shares of common stock. Additionally, the Company issued a warrant to H&QGF to purchase 166,155 shares of common stock at $2.20 per share in exchange for the cancellation of H&QGF’s warrant to purchase an equivalent number of shares of Series E preferred stock at the equivalent exercise price.

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

In June 2003, the 4,485,991 shares of Series F, F-1 and F-2 Preferred Stock outstanding were converted into 1,150,144 shares of common stock.

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

In June 2003, the 78,041 shares of Series G Preferred Stock outstanding were converted into 873,022 shares of common stock.

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

In June 2003, the 7,503 shares of Series H Preferred Stock outstanding were converted into 750,300 shares of common stock.

Common Stock

During 2002, the Company issued 10,794 shares of its common stock, at an average price of $3.15 (equal to the fair market value of the stock on date of each transaction) per share, to certain of its directors in lieu of cash compensation for their services. The Company recorded $33,972 of compensation expense in connection with these issuances.

In June 2003, pursuant to approvals obtained at its annual meeting of stockholders, together with agreements signed by holders of its preferred stock, the Company converted all of the outstanding shares of each of its eight classes of preferred stock into a total of 3,007,453 shares of common stock.

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

In March 2004, the Company raised $5,000,000 in gross cash proceeds through the private placement of 20 units, at a purchase price of $200,000 per unit, and Series B senior secured convertible notes in the aggregate principal amount of $1,000,000. Each unit consisted of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock. The Company issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. The Company issued to the Series B noteholders five-year warrants to purchase an aggregate of 383,439 shares of common stock. The exercise price for the warrants is $1.63 per share. Additionally, the Company issued one quarter unit to the lead investor’s counsel as payment for legal services. See the disclosures in note 8, “Notes Payable” on page F-20 for further details of the March 2004 private placement.

During 2004, the Company issued an additional 314,420 and 72,388 shares of common stock upon the conversion of $512,500 of Series A and Series B senior secured convertible note principal and $117,992 of interest thereon, respectively.

In May 2004, the Company issued 76,688 shares of common stock valued at $2.47 per share in full satisfaction of accrued financing costs of $189,419 incurred in conjunction with the March 2004 financing.

During 2004, the Company issued 1,132,617 shares of common stock upon the exercise of warrants and options with an average strike price of $1.76 per share. Net proceeds to the Company from these exercises amounted to $1,944,283.

During 2004, the Company issued 17,112 shares of its common stock, at an average price of $2.01 (equal to the fair market value of the stock on the date of each transaction) per share, to certain of its directors in lieu of cash compensation for their services. The Company recorded $34,474 of compensation expense in connection with these issuances.

During 2004, the Company issued 55,085 shares of its common stock at an average price of $1.71 (equal to the fair market value of the stock of the date of each transaction) to two financial advisors as retainer fees. The Company recorded an expense related to these stock issuances of $94,000.

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

Common stock option activity was as follows for the periods indicated:

	Years Ended December 31,
	2002		2003		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the Year	325,637	$18.95	299,865	$15.03	529,243	$7.50
Granted	111,222	3.71	307,469	2.50	1,129,544	1.94
Exercised	(25,576)	3.36	(35,659)	2.29	(76,837)	2.26
Canceled or expired	(111,418)	17.87	(42,432)	28.83	(167,903)	2.38
Outstanding at the end of the Year	299,865	15.03	529,243	7.50	1,414,047	3.95
Options exercisable at year-end	198,829	$13.06	240,442	$11.99	259,756	$11.92

As of December 31, 2004, 116,783 shares were available for issuance under the 1996 Plan.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2004	Weighted- Average Exercise Price
Less than $1.50	184,000	9.2	$1.33	34,874	$1.40
$ 1.50 - $ 3.00	998,782	9.3	2.03	69,355	2.54
$ 3.01 - $ 5.00	155,637	7.8	3.80	85,078	3.81
$ 5.01 - $ 7.50	5,000	6.7	6.00	4,062	6.00
$ 7.51 - $10.00	16,577	2.0	9.39	16,077	9.41
$10.01 - $20.00	18,487	5.8	13.08	17,032	13.04
$20.01 - $180.00	35,564	4.4	63.97	32,278	64.57
	1,414,047	8.9	$3.94	259,756	$11.92

The weighted average fair values of the options granted in 2002 with a stock price equal to the exercise price was $3.71. The weighted average fair values of the options granted in 2003 with a stock price equal to the exercise price was $2.50. The weighted average fair values of the options granted in 2004 with a stock price equal to the exercise price was $1.94.

Warrants

The Company has also granted warrants to purchase common stock to various investors, employees and outside vendors. Warrant activity was as follows for the periods indicated (in shares of common stock):

	Years Ended December 31,
	2002	2003	2004
Outstanding at the beginning of the year	635,388	1,108,911	2,375,116
Granted	551,492	1,924,159	3,751,560
Exercised	—	—	(1,111,942)
Canceled or expired	(77,969)	(657,954)	(2,053,324)
Outstanding at the end of the year	1,108,911	2,375,116	2,961,410

Exercise prices on the outstanding warrants range from $1.63 to $70.00 per share. The weighted average grant date fair value of warrants issued in 2004 was $2.01. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following ranges of assumptions: dividend yield of 0%; expected volatility of 69% to 133%; risk-free interest rate of 4.39% to 6.50%; and expected life of the warrant term of three to seven years. During 2002 the number of shares and exercise prices of certain warrants were adjusted to satisfy certain anti-dilution rights previously granted.

Reserve for Issuance

As of December 31, 2004, the Company had reserved 4,375,457 shares of common stock for issuance upon the exercise of outstanding options and warrants.

12.   Retirement Plans

The VCampus Corporation 401(k) plan (adopted in 1997) allows employees to elect an amount between 1% and 15% of their total compensation to contribute to the plan. All full-time employees are eligible to make participation elections at any time while employed by the Company. There is a graduated vesting schedule for employer contributions in which contributions fully vest over a period of four years. The plan allows discretionary Company contributions. In 2002, 2003 and 2004, there were no discretionary Company contributions made to the plan.

13.   Income Taxes

Income tax expense for the years ended December 31, 2002, 2003 and 2004 is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences is as follows:

	December 31
	2002	2003	2004
Tax benefit at federal statutory rate	$(1,489,000)	$(1,108,000)	$(2,303,000)
State income taxes, net of federal tax effect	(212,000)	(158,000)	(329,000)
Increase in valuation allowance	1,571,000	1,240,000	1,844,000
Other	130,000	26,000	788,000
Income tax expense	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets. The valuation allowance for deferred taxes increased $1,571,000, $1,240,000 and $1,844,000 in the years ended December 31, 2002, 2003 and 2004. Significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2003	2004
Net operating loss carryforwards	$24,023,000	$26,279,000
Accrued payroll	25,000	35,000
Other accruals	73,000	53,000
Other assets and liabilities, net	1,789,000	1,387,000
Total deferred tax assets	25,910,000	25,754,000
Valuation allowance	(25,910,000)	(27,754,000)
Net deferred tax assets	$—	$—

As of December 31, 2003 and 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $60,051,000 and $65,000,000, respectively, which will expire at various dates through 2024. The Company may have had changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.

14.   Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2002	2003	2004
Numerator:
Net loss	$(4,378,911)	$(3,259,023)	$(6,579,416)
Less: Dividends accruing to preferred stockholders	(2,768,394)	(2,926,854)	—
Net loss available to common stockholders	$(7,147,305)	$(6,185,877)	$(6,579,416)
Denominator:
Denominator for basic earnings per share—weighted-average shares	1,493,643	3,423,056	6,792,321
Denominator for diluted earnings per share—adjusted weighted-average shares	1,493,643	3,423,056	6,792,321
Basic and diluted loss per share:
Net loss per share available to common stockholders	$(4.79)	$(1.81)	$(0.97)

The following equity instruments (with underlying common share numbers show in the table) were not included in the diluted net loss per share calculation because their effect would have been anti-dilutive:

	Year ended December 31,
	2002	2003	2004
Convertible notes payable:	64,285	64,285	1,311,354
Convertible preferred stock:
Series C	75,554	—	—
Series D	101,380	—	—
Series E	57,490	—	—
Series F	478,142	—	—
Series F-1	232,443	—	—
Series F-2	439,540	—	—
Series G	493,200	—	—
Stock options	299,865	529,243	1,414,047
Warrants	1,108,911	2,375,116	2,961,410

15.   Subsequent Events

On March 30, 2005, the Company completed a private placement of its common stock. Under the terms of this private placement, the Company raised $995,950 in gross proceeds through the issuance of 611,012 shares of common stock at a purchase price of $1.63 per share to 12 accredited investors. Under the terms of this financing, the Company also issued five-year warrants to purchase 763,765 shares of common stock with an exercise price of $1.63 per share to the same accredited investors. In connection with this financing, the Company paid a placement agent a fee equivalent to 5% of the amount raised, paid in common stock. As this was a placement of common stock, the fair value of the warrants issued was accounted for as cost of capital.

16.   Quarterly Sales and Earnings Data—Unaudited

The following table presents the quarterly results for VCampus Corporation and its subsidiaries for the years ended December 31, 2003and 2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004
Revenue	$1,494,052	$1,464,944	$917,635	$987,228
Loss from operations	(762,493)	(885,930)	(1,321,648)	(1,211,266)
Net loss attributable to common stockholders	(789,205)	(2,297,861)	(1,768,487)	(1,723,863)
Net loss per share, basic and diluted	$(0.15)	$(0.34)	$(0.24)	$(0.22)
2003
Revenue	$1,644,666 *	$1,640,894 *	$1,405,699	$1,374,776
Loss from operations	(1,009,527)	(926,791)	(684,849)	(732,350)
Net loss attributable to common stockholders	(1,616,549)	(2,583,443)	(718,174)	(1,267,711)
Net loss per share, basic and diluted	$(1.03)	$(1.09)	$(0.16)	$(0.25)

*                    Certain revenues and corresponding expenses included in the quarterly results have been reclassified from the presentation in prior periods. While this reclassification causes revenues and expenses reported in the consolidated financial statements to be lower than previously reported, it has no impact on previously reported assets, liabilities or net loss.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT AND RESERVE

(in thousands)

VCampus Corporation

Classification	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2002	$99	$12	$(80	)(1)	$31
Year ended December 31, 2003	31	9	(35	)(1)	5
Year ended December 31, 2004	5	—	—		5

(1)          Uncollectible amounts written off. Net of recoveries.