Form 10-Q
period 2005-03-31
VCAMPUS CORP
filed 2005-05-04
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes    ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	9,424,438 shares
(Class)	(Outstanding at May 3, 2005)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2005
Revenues:
Online tuition revenues	$1,409,503	$1,023,095
Development and other revenues	53,614	105,487
Other service revenues	30,935	—
Net revenues	1,494,052	1,128,582
Costs and expenses:
Cost of revenues	364,803	459,468
Sales and marketing	586,902	518,409
Product development and operations	580,251	712,732
General and administrative	446,177	442,570
Depreciation and amortization	248,934	368,626
Stock-based compensation	29,478	48,995
Total costs and expenses	2,256,545	2,550,800
Loss from operations	(762,493)	(1,422,218)
Interest expense	(26,712)	(480,455)
Net loss attributable to common stockholders	$(789,205)	$(1,902,673)
Net loss per share, basic	$(0.15)	$(0.22)
Net loss per share — assuming dilution	$(0.15)	$(0.22)

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,632,504	$2,700,010
Accounts receivable, less allowance of $5,000 and $4,000 at December 31, 2004 and March 31, 2005, respectively	283,101	294,219
Loans receivable from related party	49,783	41,375
Prepaid expenses and other current assets	665,663	437,279
Total current assets	3,631,051	3,472,883
Property and equipment, net	523,662	469,418
Capitalized software costs and courseware development costs, net	1,826,745	1,786,568
Other assets	418,684	357,942
Other intangible assets, net	390,502	345,754
Goodwill	328,317	328,317
Total assets	$7,118,961	$6,760,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$575,183	$701,757
Accrued expenses	318,478	593,042
Notes payable—current portion	66,207	112,387
Deferred revenues	851,118	625,837
Total current liabilities	1,810,986	2,033,023

Long-term liabilities:
Notes payable—less discount and current portion	463,446	487,010
Total liabilities	2,274,432	2,520,033

Commitments and contingencies:	—	—

Stockholders’ equity:
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 8,461,086 and 9,341,089 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	84,611	93,411
Additional paid-in capital	101,732,238	103,022,431
Accumulated deficit	(96,972,320)	(98,874,993)
Total stockholders’ equity	4,844,529	4,240,849
Total liabilities and stockholders’ equity	$7,118,961	$6,760,882

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Operating activities
Net loss	$(789,205)	$(1,902,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	67,770	81,284
Amortization	181,164	259,314
Impairment of capitalized software and courseware development costs	—	28,028
Debt discount and deferred debt offering costs amortization	5,588	447,741
Interest expense paid with stock	—	45,231
Non-cash stock option and stock warrant expense	29,478	48,995
Decrease in allowance for doubtful accounts	—	(584)
Changes in operating assets and liabilities:
Accounts receivable	3,657	(10,535)
Prepaid expenses and other current assets	236,677	215,589
Other assets	(16)	(142)
Accounts payable and accrued expenses	771,843	401,138
Deferred revenues	(327,326)	(225,281)
Net cash provided by (used in) operating activities	179,630	(611,895)
Investing activities
Purchases of property and equipment	(9,376)	(27,040)
Capitalized software and courseware development costs	(459,554)	(202,417)
Proceeds from loans receivable	8,750	—
Advances under loans (interest) receivable	(982)	—
Proceeds from loans receivable from related party	9,000	9,000
Interest on loans receivable from related party	(593)	(592)
Net cash used in investing activities	(452,755)	(221,049)
Financing activities
Proceeds from the issuance of common stock, net of offering costs	1,561,585	900,450
Proceeds from notes payable	3,384,166	—
Repayments of notes payable	(225,000)	—
Net cash provided by financing activities	4,720,751	900,450
Net increase in cash and cash equivalents	4,447,626	67,506
Cash and cash equivalents at the beginning of the period	534,984	2,632,504
Cash and cash equivalents at the end of the period	$4,982,610	$2,700,010

Supplemental cash flow information
Interest paid	$43,530	$—

See accompanying notes.

VCAMPUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 2005. For further information, refer to the audited financial statements and footnotes thereto included in the VCampus Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

Note B — Significant Accounting Policies

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

	Three Months Ended March 31,
	2004	2005
Pro forma net loss:
As reported	$(789,205)	$(1,902,673)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	29,478	48,995
Deduct: Total employee non-cash stock compensation expense determined under fair value based method for all awards	(635,745)	(468,250)
Pro forma net loss	$(1,395,472)	$(2,321,928)

Net loss per common share:
Basic and diluted—as reported	$(0.15)	$(0.22)
Basic and diluted—pro forma	$(0.26)	$(0.27)

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

During the three months ended March 31, 2005, the Company wrote off $28,028 in unamortized capitalized software and courseware development costs for two courses, as a result of an impairment analysis. The write-off has been included in amortization expense in the first quarter 2005 statement of operations.

Revenue Recognition

The Company currently derives its revenues from online tuition revenues and development and other revenues.

Online tuition revenues are generated primarily through three types of contracts: (i) corporate subscriptions, (ii) contracts with Select Partners and (iii) corporate usage. Under corporate subscriptions and Select Partner contracts, revenue is recognized ratably (on a straight-line basis) over the subscription period. For usage contracts, revenue is recognized upon enrollment in a course. Once a student has enrolled in a course, he cannot cancel delivery of a course or receive a refund. On rare occasions, the Company may extend the subscription length for a specific student’s course at no charge. Initial set-up fees related to all online tuition services are recognized ratably (on a straight-line basis) over the respective contract term.

Development and other revenues earned under courseware conversion contracts are recognized relative to the Company’s proportionate performance based on the ratio that total costs incurred to date bear to the total estimated costs of the contract. Provisions for losses on contracts are made in the period in which they are determined.

Prior to the third quarter of 2004, the Company had also been recognizing revenues for other services.  Revenues for other services were being recognized as the services were delivered.

The Company accounts for cash received from customers as prepayments for future services as deferred revenue. The Company recognizes revenue associated with those cash receipts in accordance with the above policies.

Note C — Equity Transactions

In March 2005, the Company completed a private placement of its common stock. Under the terms of this private placement, the Company raised $995,950 in gross proceeds through the issuance of 611,012 shares of common stock at a purchase price of $1.63 per share to 12 accredited investors. Under the terms of this financing, the Company also issued five-year warrants to purchase 763,765 shares of common stock with an exercise price of $1.63 per share to the same accredited investors.  In connection with this financing, the Company paid a finder’s fee of approximately $50,000, paid in 30,550 shares of common stock.  As this was a placement of common stock, the fair value of the warrants issued was accounted for as cost of capital.

In March 2005, an additional $104,320 and $200,000, respectively, of Series A and Series B senior secured convertible note principal was converted into 64,000 and 122,698, shares of common stock, respectively.  The Company expensed as additional interest a proportional amount of unamortized debt discount and offering costs associated with the debt converted totaling $265,116 during the first quarter of 2005. The total outstanding principal remaining as of March 31, 2005 amounted to $1,833,182. The total unamortized debt discount as of March 31, 2005 amounted to $1,233,785 resulting in a net balance on the notes of $599,397 of which $112,387 is classified as current.

Interest due for the quarter ended December 31, 2004 amounted to $45,231 and was paid through the issuance of an aggregate of 27,749 shares of common stock valued at $1.63 per share on January 1, 2005.

Note D — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2004	2005
Numerator:
Net loss available to common stockholders	$(789,205)	$(1,902,673)
Denominator:
Denominator for basic earnings per share — weighted-average shares	5,272,587	8,518,708
Denominator for diluted earnings per share — adjusted weighted-average shares	5,272,587	8,518,708
Basic net loss per share	$(0.15)	$(0.22)
Diluted net loss per share	$(0.15)	$(0.22)

Note E — Intangible Assets

Other intangible assets were comprised of:

	December 31, 2004	March 31, 2005
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(1,342,838)	(1,387,586)
	$390,502	$345,754

The Company expects amortization expense for other intangible assets to be as follows:

2005 (remaining nine months)	88,733
2006	110,740
2007	66,078
2008	43,747
Thereafter	36,456
$345,754

Note F — Management Plans to Address Operating Conditions

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

If the Company is not able to address its funding needs, it will be materially adversely affected. The Company’s future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services including the Select Partner business model, customer demands for technology upgrades, the types of arrangements that the Company may enter into with customers and agents, and the extent to which the Company invests in new technology and research and development projects.  While the Company believes it has the ability to raise additional capital, the Company’s ability to raise capital beyond the $1,000,000 raised in the March 2005 private placement (see note C) is uncertain.  If the Company is unable to raise additional funding to meet working capital requirements, it may be unable to maintain compliance with Nasdaq SmallCap market listing requirements.

Note G — Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that the cost resulting from all share-based payments be recognized in the financial statements.  In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees. The Company believes the pro forma disclosures in note B, “Summary of Significant Accounting Policies,” of the consolidated financial statements under the sub-heading “Stock-Based Compensation” provide an appropriate short-term indicator of the level of expense that will be required to be recognized in accordance with SFAS 123(R) in future periods. However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.  In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). As a result of the Commission’s new rule, the Company will be required to implement Statement No. 123R at the beginning of its next fiscal year, instead of the third quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings, and including, in particular, the availability of sufficient capital to finance our business plan on terms satisfactory to management, risks relating to dependence on strategic partners and third party relationships, difficulties in maintaining compliance with Nasdaq listing requirements, dependence on online distribution, security risks, government regulations and competition.

During the three months ended March 31, 2005, we entered into a Select Partnership Agreement with the Regulatory Affairs Professionals Society. This agreement is in addition to Select Partner Agreements entered into in 2004 with Kiplinger Washington Editors, Inc., the Association for Financial Professionals, PCI Global, Inc., the National Council of State Boards of Nursing, the National Contract Management Association, the American College of Forensic Examiners International and the New York Institute of Finance.  Under these agreements, we have developed and plan to develop and market online curricula for large targeted markets in financial management, certified treasury recertification, project management certification, continuing education in nursing, corporate and government contract management, forensic nursing specialty designation and financial research analysts’ requirements.  With the exception of courseware developed for Kiplinger, all of the curricula relate to either continuing education credits or preparation for a professional certification or licensure, which we anticipate will fuel significant demand for the courses.  Kiplinger’s courses relate to education of individuals in personal financial management. We believe that the demand for the Kiplinger courses, marketed to large employers, is being driven by the movement from defined benefit to defined contribution retirement plans and employers’ interest in educating their employees on sound retirement investing.

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

Capitalized Software and Courseware Development Costs

We capitalize the cost of software used for internal operations and courseware once technological feasibility of the software and courseware has been demonstrated.  We capitalize costs incurred during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the vcampus or courseware, typically two or three years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be changed as a result of future events.

During the three months ended March 31, 2005, we wrote off $28,028 in unamortized capitalized courseware development costs for two courses developed under two of our first Select Partner Agreements entered into in 2003.  Based on an impairment analysis, we have determined the courses (one of which was a pilot course) to have no future value. The write-off, which represents the carrying value of the courses, has been included in amortization expense in the first quarter of 2005 statement of operations.

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

Online tuition revenues are generated primarily through three types of contracts: (i) corporate subscriptions, (ii) contracts with Select Partners and (iii) corporate usage. Under corporate subscriptions and Select Partner contracts, revenue is recognized ratably (on a straight-line basis) over the subscription period. For usage contracts, revenue is recognized upon enrollment in a course. Once a student has enrolled in a course, he cannot cancel delivery of a course or receive a refund. On rare occasions, we may extend the subscription length for a specific student’s course at no charge. Initial set-up fees related to all online tuition services are recognized ratably (on a straight-line basis) over the respective contract term.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Summary

For the three months ended March 31, 2005, we incurred a net loss to common stockholders of $1,902,673 (or $0.22 per share), an increase of 141.1% as compared to a net loss to common stockholders of $789,205 (or $0.15 per share), for the three months ended March 31, 2004. The net loss for the three months ended March 31, 2005 includes approximately $447,000 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 private placement.  The increase in the net loss to common stockholders in the first quarter of 2005 as compared to the first quarter of 2004 was primarily due to the decrease in revenues and the increase in cost of revenues, product development and operations expenses and depreciation and amortization and interest expense in the first quarter of 2005 as compared to the first quarter of 2004.

The following table sets forth unaudited selected financial data:

	For the Three Months Ended March 31,
	2004		2005
Revenues	$1,494,052	100.0%	$1,128,582	100.0%
Cost of revenues	364,803	24.4	459,468	40.7
Sales and marketing	586,902	39.3	518,409	45.9
Product development and operations	580,251	38.8	712,732	63.2
General and administrative	446,177	29.8	442,570	39.2
Depreciation and amortization	248,934	16.7	368,626	32.7
Stock-based compensation	29,478	2.0	48,995	4.3
Loss from operations	(762,493)	(51.0)	(1,422,218)	(126.0)
Interest expense	(26,712)	(1.8)	(480,455)	(42.6)
Net loss to common stockholders	$(789,205)	(52.8)%	$(1,902,673)	(168.6)%

Net Revenues

	For the Three Months Ended March 31,
	2004		2005
Online tuition revenues	$1,409,503	94.3%	$1,023,095	90.7%
Online development and other revenues	53,614	3.6	105,487	9.3
Other service revenues	30,935	2.1	—	0.0
Total net revenues	$1,494,052	100.0%	$1,128,582	100.0%

Online tuition revenues decreased 27.4% to $1,023,095 in the first quarter of 2005, compared to $1,409,503 for the same period in 2004.  The decrease was primarily due to a decrease in revenues from a legacy higher education customer, Park University ($609,000), which was partially offset by increases in revenues from corporate and government customers and Select Partners ($99,000, $33,000 and $91,000, respectively).

Online development and other revenues increased 96.8% to $105,487 in the first quarter of 2005, compared to $53,614 for the first quarter of 2004.  The increase was primarily due to an increase in course development and professional services orders from a large corporate and a large government customer.

Cost of Revenues

Cost of revenues increased 25.9% to $459,468 in the first quarter of 2005 as compared to $364,803 for the first quarter of 2004.  The increase was primarily due to the sale of a higher percentage of courses with relatively higher associated royalty costs, as well as the increase in costs associated with higher development and other revenues which increased in the first quarter of 2005 compared to the first quarter of 2004.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 11.7% to $518,409 in the first quarter of 2005 as compared to $586,902 for the first quarter of 2004.  Excluding the Park Development Fund contribution in the first quarter of 2004, which did not occur in the first quarter of 2005 following the termination of our contract with Park University in May 2004, sales and marketing expenses were $518,409 and $466,712 for the first quarter of 2005 and 2004, respectively, an increase of 11.1%.  The increase was primarily attributable to increased out-of-pocket costs in sales and marketing associated with the implementation and support for our Select Partner program in the first quarter of 2005.

Product Development and Operations. Product development expenses increased 22.8% to $712,732 in the first quarter of 2005 as compared to $580,251 for the first quarter of 2004. The increase was due to the fact that following the release of our new course management system in the first quarter of 2004, we did not capitalize any software development costs (due to their nature) in the first quarter of 2005, whereas in the first quarter of 2004, software development costs had been capitalized.

General and Administrative. General and administrative expenses decreased 1.0% to $442,570 in the first quarter of 2005 as compared to $446,177 for the first quarter of 2004.

Depreciation and Amortization. Depreciation and amortization increased 48.1% to $368,626 in the first quarter of 2005 as compared to $248,934 for the first quarter of 2004.  The increase was primarily due to the release of our new Course Management System in the first quarter of 2004, as a result of which we began amortizing costs we had capitalized for its development, the release of new Select Partner courses and the resulting amortization of capitalized costs incurred for their development and the write off of capitalized costs incurred for the development of two courses written off during the first quarter of 2005 as a result of an impairment analysis.

Stock-based Compensation.  Stock-based compensation expense for the three months ended March 31, 2005 and 2004 consists of the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Interest Expense.  Interest expense for the three months ended March 31, 2004 primarily consists of interest expense related to the remaining balance of the $925,000 of convertible promissory notes issued in December 2001.  Interest expense for the three months ended March 31, 2005 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 (as reduced to $1,833,182 following mandatory and voluntary partial conversions in the twelve months prior to March 31, 2005) of convertible promissory notes issued in March 2004.

Liquidity and Capital Resources

As of March 31, 2005, we had $2,700,010 in cash and cash equivalents, an increase of $67,506 from December 31, 2004, attributable primarily to cash raised in the March 2005 common stock financing, partially offset by our net loss for the first quarter 2005. Net cash utilized in operating activities was $611,895 for the three months ended March 31, 2005. Net cash provided by operating activities for the same period in 2004 was $179,630. The increase in cash utilized in operating activities was primarily due to our net loss for the first quarter of 2005 and more aggressive aging of accounts payable during the first quarter of 2004.

Net cash utilized in investing activities was $221,049 for the three months ended March 31, 2005 and $452,755 for the three months ended March 31, 2004. The use of cash for investing activities in both periods was primarily attributable to courseware development costs that were capitalized and the purchase of computer equipment as we continue to upgrade our technological infrastructure. The use of cash for investing activities for the three months ended March 31, 2004 was also attributable to software development costs that were capitalized.

Net cash provided by financing activities was $900,450 for the three months ended March 31, 2005 and $4,720,751 for the three months ended March 31, 2004.  In March 2005, we completed a private placement of our common stock. Under the terms of this private placement, we raised $995,950 in gross proceeds through the issuance of 611,012 shares of common stock at a purchase price of $1.63 per share. Under the terms of this financing, we also issued five-year warrants to purchase 763,765 shares of common stock with an exercise price of $1.63 per share.

We have incurred significant losses since inception and had an accumulated deficit of $98.9 million as of March 31, 2005. We expect negative cash flow from operations to continue until the online revenue stream matures. Management’s plans to address these conditions include continued focus on increasing sales to new customers through the Select Partner program, which have partially replaced the sales related to the large legacy customer lost in 2004.  Management anticipates the increase in sales seen in the current and prior periods under the Select Partner program to continue through 2005.  Management has also instituted cost cutting measures and operates under an approved budget, which is closely monitored.  However, in the event revenues do not meet anticipated levels or we are unable to raise additional funding to meet working capital requirements, we may need to further significantly reduce operating expenses.

Unless sooner converted to common stock or restructured, we have an obligation to begin repaying principal and interest under $1,833,182 of convertible notes beginning in July 2005. Cash payments for principal under these notes are approximately $111,000 per quarter through the maturity date in April 2009. Initial cash payments for interest under these notes are approximately $32,000 per quarter beginning July 1, 2005 and will gradually be reduced as the principal is paid down.  We are currently negotiating to restructure this debt to allow us to keep our cash available to support our continued courseware development under the Select Partner program.

If we are not able to address our funding needs and repayment obligations, we will be materially adversely affected. Our future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for our products and services including the Select Partner business model, customer demands for technology upgrades, possible restructuring of our indebtedness, the types of arrangements that we may enter into with customers and agents, and the extent to which the we invest in new technology and research and development projects.  While we believe we have the ability to raise additional capital, our ability to raise capital in the near term is uncertain.  If we are unable to raise additional funding to meet working capital requirements, we may be unable to maintain compliance with Nasdaq SmallCap Market listing requirements and we might not be able to achieve our business objectives.  VCampus believes it has available capital on hand and sources for additional debt and equity capital in amounts necessary to meet its cash needs into 2006.  However, such capital, if needed and available, may not have terms favorable to us or our current stockholders.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that the cost resulting from all share-based payments be recognized in the financial statements.  In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees. We believe the pro forma disclosures note 2, “Summary of Significant Accounting Policies,” of the consolidated financial statements under the sub-heading “Stock-Based Compensation” provide an appropriate short-term indicator of the level of expense that will be required to be recognized in accordance with SFAS 123(R) in future periods. However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.  In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). As a result of the Commission’s new rule, we will be required to implement Statement No. 123R at the beginning of our next fiscal year, instead of the third quarter of 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to a variety of risks including market risk associated with interest rate movements. Our exposure to market risk for changes in interest rates relates primarily to any investments we may hold at various times and also related to our outstanding convertible debt. When investing, our purchases consist of highly liquid investments with maturities at the date of purchase generally no greater than twelve months, thus, due to the short-term nature of such investments and our usual intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on our results of operations. In addition, essentially all of our debt obligations are at fixed interest rates. Given the fixed rate nature of the debt, the impact of interest rate changes also would not have a material impact on our results of operations. If we receive payments in local currencies when delivering courses in overseas markets, we could experience losses in connection with currency translation. Such translation has not historically had a material impact on our financial results.

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

Item 6. Exhibits

(a)

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

Date: May 3, 2005

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