Form 10-Q
period 2005-06-30
VCAMPUS CORP
filed 2005-08-05
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

www.vcampus.com

(website)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	9,550,003 shares
(Class)	(Outstanding at August 3, 2005)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
Online tuition revenues	$1,395,653	$1,029,061	$2,805,156	$2,052,156
Development and other revenues	52,336	64,028	105,950	169,515
Other service revenues	16,955	—	47,890	—
Net revenues	1,464,944	1,093,089	2,958,996	2,221,671
Costs and expenses:
Cost of revenues	361,810	390,094	726,613	849,562
Sales and marketing	362,430	405,745	949,332	924,154
Product development and operations	804,783	696,697	1,385,034	1,409,429
General and administrative	451,688	391,881	897,865	834,451
Depreciation and amortization	337,665	413,411	586,599	782,037
Stock-based compensation	32,498	25,499	61,976	74,494
Total costs and expenses	2,350,874	2,323,327	4,607,419	4,874,127
Loss from operations	(885,930)	(1,230,238)	(1,648,423)	(2,652,456)
Other income	173,899	—	173,899	—
Interest expense and amortization of debt discount and debtoffering costs, net	(1,585,830)	(225,866)	(1,612,542)	(706,321)
Net loss attributable to common stockholders	$(2,297,861)	$(1,456,104)	$(3,087,066)	$(3,358,777)
Net loss per share, basic	$(0.34)	$(0.15)	$(0.51)	$(0.37)
Net loss per share — assuming dilution	$(0.34)	$(0.15)	$(0.51)	$(0.37)

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,632,504	$1,762,748
Accounts receivable, less allowance of $5,000 and $4,000 at December 31, 2004 and June 30, 2005, respectively	283,101	377,925
Loans receivable from related party	49,783	32,811
Prepaid expenses and other current assets	665,663	256,412
Total current assets	3,631,051	2,429,896
Property and equipment, net	523,662	440,469
Capitalized software costs and courseware development costs, net	1,826,745	1,605,614
Other assets	418,684	288,003
Other intangible assets, net	390,502	312,380
Goodwill	328,317	328,317
Total assets	$7,118,961	$5,404,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$575,183	$923,169
Accrued expenses	318,478	503,427
Notes payable-current portion	66,207	180,890
Deferred revenues	851,118	324,705
Total current liabilities	1,810,986	1,932,191

Long-term liabilities:
Notes payable-less discount and current portion	463,446	542,672
Total liabilities	2,274,432	2,474,863

Commitments and contingencies:	—	—

Stockholders’ equity:
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 8,461,086 and 9,435,152 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	84,611	94,352
Additional paid-in capital	101,732,238	103,166,561
Accumulated deficit	(96,972,320)	(100,331,097)
Total stockholders’ equity	4,844,529	2,929,816
Total liabilities and stockholders’ equity	$7,118,961	$5,404,679

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2004	2005
Operating activities
Net loss	$(3,087,066)	$(3,358,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	136,944	158,753
Amortization	449,655	517,814
Impairment of capitalized software and courseware development costs	—	105,470
Debt discount and financing costs amortization	1,503,368	651,007
Interest expense paid with stock	—	87,632
Non-cash stock option and stock warrant expense	61,976	74,494
Decrease in allowance for doubtful accounts	—	(584)
Changes in operating assets and liabilities:
Accounts receivable	(2,636)	(94,241)
Prepaid expenses and other current assets	432,266	394,281
Other assets	1,242	44,542
Accounts payable and accrued expenses	(724,169)	558,435
Deferred revenues	(704,451)	(526,413)
Net cash used in operating activities	(1,932,871)	(1,387,587)
Investing activities
Purchases of property and equipment	(45,994)	(75,560)
Capitalized software and courseware development costs	(600,476)	(324,031)
Proceeds from loans receivable	17,500	—
Advances under loans (interest) receivable	(1,847)	—
Proceeds from loans receivable from related party	18,000	18,000
Advances under loans receivable from related party	(1,114)	(1,028)
Net cash used in investing activities	(613,931)	(382,619)
Financing activities
Proceeds from the issuance of common stock	2,157,106	900,450
Proceeds from notes payable	3,384,166	—
Repayments of notes payable	(225,000)	—
Net cash provided by financing activities	5,316,272	900,450
Net increase (decrease) in cash and cash equivalents	2,769,470	(869,756)
Cash and cash equivalents at the beginning of the period	534,984	2,632,504
Cash and cash equivalents at the end of the period	$3,304,454	$1,762,748
Supplemental cash flow information
Interest paid	$43,530	$—

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

Note B — Management Plans to Address Operating Conditions

The Company has incurred significant losses since inception. The Company expects negative cash flow from operations to continue until the online revenue stream matures. In addition, the Company has experienced declining revenues in the current and prior periods, including the loss of a major customer in 2004 which represented 25% of revenues in 2004.

Management’s plans to address these conditions include sales to new customers through the Select Partner program which have partially replaced the sales related to the customer lost in 2004.  Management anticipates the increase in sales seen in the current and prior periods under the Select Partner program to continue in 2005.  Management has also instituted cost cutting measures and operates under an approved budget which is closely monitored.  If additional capital is not obtained and revenues do not increase significantly in the future, the Company would have to institute significant cost cutting measures in order to sustain the business and such cost cutting could impair the Company’s ability to reach its revenue goals under the Select Partner program.  If the Company is not able to address its funding needs, it will be materially adversely affected. Management is committed to maintaining operations at current levels to meet projected sales levels.

The Company’s future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services including the Select Partner business model, customer demands for technology upgrades, the types of arrangements that the Company may enter into with customers and agents, and the extent to which the Company invests in new technology and research and development projects.  While the Company believes it has the ability to raise additional capital, the Company’s ability to raise capital beyond the $1,000,000 raised in the March 2005 private placement (see note D) is uncertain.  If the Company is unable to raise additional funding to meet working capital requirements, it may be unable to maintain compliance with Nasdaq SmallCap market listing requirements.

Note C — Significant Accounting Policies

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Pro forma net loss:
As reported	$(2,297,861)	$(1,456,104)	$(3,087,066)	$(3,358,777)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	32,498	25,499	61,976	74,494
Deduct: Total employee non-cash stock compensation expense determined under fair value based method for all awards	(872,773)	(600,876)	(1,508,518)	(1,069,126)
Pro forma net loss	$(3,138,136)	$(2,031,481)	$(4,533,608)	$(4,353,409)

Net loss per common share:
Basic and diluted-as reported	$(0.34)	$(0.15)	$(0.51)	$(0.37)
Basic and diluted-pro forma	$(0.46)	$(0.22)	$(0.75)	$(0.49)

Future pro forma net income (loss) and net income (loss) per share results might be materially different from actual amounts reported.

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

During the three months ended June 30, 2005, the Company wrote off $77,442 in unamortized capitalized software and courseware development costs for one course, as a result of an impairment analysis conducted by the Company in connection with its review of the quarterly financial statements. During the six months ended June 30, 2005, the Company wrote off $105,470 in unamortized capitalized software and courseware development costs for a total of three courses, as a result of impairment analyses conducted by the Company in connection with the review of its quarterly financial statements.  The Company determined that the impairment charges were necessary because the carrying amount of the assets represented by the courses exceeded the Company’s determination of the fair value of the assets.  The write-offs have been included in amortization expense in 2005 statements of operations.

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

Note D — Equity Transactions

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

In March 2005, an additional $104,320 and $200,000, respectively, of Series A and Series B senior secured convertible note principal was voluntarily converted into 64,000 and 122,698 shares of common stock, respectively.  The Company expensed as additional interest a proportional amount of unamortized debt discount and offering costs associated with the debt converted totaling $265,116 during the first quarter of 2005.  In April 2005, an additional $51,671 of Series A senior secured convertible note principal was voluntarily converted into 31,700 shares of common stock.  The Company expensed as additional interest a proportional amount of unamortized debt discount and offering costs associated with the debt converted totaling $43,470 during the second quarter of 2005. The total outstanding principal remaining under these convertible notes as of June 30, 2005 amounted to $1,781,511. The total unamortized debt discount associated with these notes as of June 30, 2005 amounted to $1,057,949, resulting in a net liabilities balance on the notes of $723,562, of which $180,890 is classified as a current liability on the financial statements.

Interest due on the convertible notes for the quarter ended December 31, 2004 amounted to $45,231 and was paid through the issuance of an aggregate of 27,749 shares of common stock valued at $1.63 per share on January 1, 2005. Interest due on the convertible notes for the quarter ended March 31, 2005 amounted to $42,401 and was paid through the issuance of an aggregate of 26,005 shares of common stock valued at $1.63 per share on April 1, 2005. Interest due on the convertible notes for the quarter ended June 30, 2005 amounted to $35,665 and was paid in cash on July 1, 2005.

Note E — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Numerator:
Net loss available to common stockholders	$(2,297,861)	$(1,456,104)	$(3,087,066)	$(3,358,777)
Denominator:
Denominator for basic earnings per share — weighted-average shares	6,761,850	9,423,537	6,017,219	8,973,622
Denominator for diluted earnings per share — adjusted weighted-average shares	6,761,850	9,423,537	6,017,219	8,973,622
Basic net loss per share	$(0.34)	$(0.15)	$(0.51)	$(0.37)
Diluted net loss per share	$(0.34)	$(0.15)	$(0.51)	$(0.37)

Note F — Intangible Assets

Other intangible assets were comprised of:

	December 31, 2004	June 30, 2005
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(1,342,838)	(1,420,960)
	$390,502	$312,380

The Company expects amortization expense for other intangible assets to be as follows:

2005 (remaining six months)	55,359
2006	110,740
2007	66,078
2008	43,747
Thereafter	36,456
$312,380

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

During the six months ended June 30, 2005, we entered into Select Partnership Agreements with the Regulatory Affairs Professionals Society and Sourcefire, Inc. These agreements are in addition to Select Partner Agreements entered into in 2004 with Kiplinger Washington Editors, Inc., the Association for Financial Professionals, PCI Global, Inc., the National Council of State Boards of Nursing, the National Contract Management Association, the American College of Forensic Examiners International and the New York Institute of Finance.  Under these agreements, we have developed and plan to develop and market online curricula for large targeted markets in financial management, certified treasury recertification, project management certification, continuing education in nursing, corporate and government contract management, forensic nursing specialty designation, financial research analysts’ requirements, regulatory affairs in the health products industry and intrusion detection technology. With the exception of courseware developed for Kiplinger, all of the curricula relate to either continuing education credits or preparation for a professional certification or licensure, which we anticipate will fuel significant demand for the courses.

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

Capitalized Software and Courseware Development Costs

We capitalize the cost of software used for internal operations and courseware once technological feasibility of the software and courseware has been demonstrated.  We capitalize costs incurred during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the VCampus or courseware, typically two or three years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may change as a result of future events.

During the six months ended June 30, 2005, we wrote off $105,470 in unamortized capitalized courseware development costs for three courses developed under three of our first Select Partner Agreements entered into in 2003 and early 2004.  Based on impairment analyses we conducted in connection with the review of our quarterly financial statements, we have determined that these courses (one of which was a pilot course) have no future value. The write-off amount, which represents the carrying value of the courses, has been included in amortization expense in the 2005 statements of operations.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Summary

For the three months ended June 30, 2005, we incurred a net loss to common stockholders of $1,456,104 (or $0.15 per share), a decrease of 36.6% as compared to a net loss to common stockholders of $2,297,861 (or $0.34 per share) for the three months ended June 30, 2004. The net loss for the three months ended June 30, 2005 includes $203,262 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 private placement.  The net loss for the three months ended June 30, 2004 includes $1,530,415 of non-cash debt discount and debt offering costs amortization related to the March 2004 private placement and $173,899 of other income as a result of settlements with a customer and a vendor. The decrease in the net loss to common stockholders in the second quarter of 2005 as compared to the second quarter of 2004 is primarily due to the decrease in interest expense (non-cash debt discount and debt offering costs amortization), partially offset by a decrease in revenues in the second quarter of 2005 as compared to the second quarter of 2004.

The following table sets forth unaudited selected financial data:

	For the Three Months Ended June 30,
	2004		2005
Revenues	$1,464,944	100.0%	$1,093,089	100.0%
Cost of revenues	361,810	24.7	390,094	35.7
Sales and marketing	362,430	24.7	405,745	37.1
Product development and operations	804,783	54.9	696,697	63.7
General and administrative	451,688	30.8	391,881	35.9
Depreciation and amortization	337,665	23.0	413,411	37.8
Stock-based compensation	32,498	2.2	25,499	2.3
Loss from operations	(885,930)	(60.5)	(1,230,238)	(112.5)
Other income	173,899	11.9	—	0.0
Interest expense	(1,585,830)	(108.2)	(225,866)	(20.7)
Net loss to common stockholders	$(2,297,861)	(156.9)%	$(1,456,104)	(133.2)%

Net Revenues

	For the Three Months Ended June 30,
	2004		2005
Online tuition revenues	$1,395,653	95.3%	$1,029,061	94.1%
Online development and other revenues	52,336	3.6	64,028	5.9
Other service revenues	16,955	1.1	—	0.0
Total net revenues	$1,464,944	100.0%	$1,093,089	100.0%

Online tuition revenues decreased 26.3% to $1,029,061 in the second quarter of 2005, compared to $1,395,653 for the same period in 2004.  The decrease is primarily due to a decrease in revenues from a legacy higher education customer, Park University ($596,000), and a decrease in revenue from government customers ($4,000), which were partially offset by increases in revenues from corporate customers and Select Partners ($96,000 and $138,000, respectively).

Online development and other revenues increased 22.3% to $64,028 in the second quarter of 2005, compared to $52,336 for the second quarter of 2004.  The increase is primarily due to an increase in course development and professional services orders.

Cost of Revenues

Cost of revenues increased 7.8% to $390,094 in the second quarter of 2005 as compared to $361,810 for the second quarter of 2004.  The increase is primarily due to the fact that as we continue to build our Select Partner courseware library, we replaced part of the former Park University revenues with revenues from readily available third-party content courses that carry royalty costs. The increase is also due to costs associated with higher development and other revenues which increased in the second quarter of 2005 compared to the second quarter of 2004.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased 12.0% to $405,745 in the second quarter of 2005 as compared to $362,430 for the second quarter of 2004.  Excluding a $120,190 reduction in sales and marketing expenses in the second quarter of 2004 which resulted from our settlement with Park University, sales and marketing expenses for the second quarter of 2004 were $482,620. Compared to that net expense amount for the 2004 period, sales and marketing expenses for the second quarter of 2005 actually decreased 15.9%.  The decrease is primarily attributable to decreased out-of-pocket costs in sales and marketing in the second quarter of 2005 as we gain more experience in and streamline our marketing activities associated with our Select Partner program.

Product Development and Operations. Product development expenses decreased 13.4% to $696,697 in the second quarter of 2005 as compared to $804,783 for the second quarter of 2004. The decrease is primarily due to decreases in headcount and related costs in the second quarter of 2005 as compared to the second quarter of 2004.

General and Administrative. General and administrative expenses decreased 13.2% to $391,881 in the second quarter of 2005 as compared to $451,688 for the second quarter of 2004.  The decrease is primarily due to the payment of incentive compensation amounts to employees in the second quarter of 2004 which did not occur in the 2005 period.

Depreciation and Amortization. Depreciation and amortization increased 22.4% to $413,411 in the second quarter of 2005 as compared to $337,665 for the second quarter of 2004.  The increase is primarily attributable to the release of new Select Partner courses and the resulting amortization of capitalized costs incurred for their development, as well as the write off of capitalized costs incurred for the development of one course written off during the second quarter of 2005 as a result of an impairment analysis.

Stock-based Compensation.  Stock-based compensation expense for the three months ended June 30, 2005 and 2004 consists of the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Interest Expense.  Interest expense for the three months ended June 30, 2004 and 2005 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 (as reduced to $1,781,511 following mandatory and voluntary partial conversions through June 30, 2005) of convertible promissory notes issued in March 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Summary

For the six months ended June 30, 2005, we incurred a net loss to common stockholders of $3,358,777 (or $0.37 per share), an increase of 8.8% as compared to a net loss to common stockholders of $3,087,066 (or $0.51 per share) for the six months ended June 30, 2004.  The net loss for the six months ended June 30, 2005 includes $651,003 of non-cash amortization of debt discount and debt offering costs. The net loss for the six months ended June 30, 2004 includes $1,539,806 of non-cash amortization of debt discount and debt offering costs and $173,899 of other income as a result of settlements with a customer and a vendor.

The following table sets forth unaudited selected financial data:

	For the Six Months Ended June 30,
	2004		2005
Revenues	$2,958,996	100.0%	$2,221,671	100.0%
Cost of revenues	726,613	24.6	849,562	38.2
Sales and marketing	949,332	32.1	924,154	41.6
Product development and operations	1,385,034	46.8	1,409,429	63.4
General and administrative	897,865	30.3	834,451	37.6
Depreciation and amortization	586,599	19.8	782,037	35.2
Stock-based compensation	61,976	2.1	74,494	3.4
Loss from operations	(1,648,423)	(55.7)	(2,652,456)	(119.4)
Other income	173,899	5.9	—	0.0
Interest expense and amortization of debt discount and offering costs, net	(1,612,542)	(54.5)	(706,321)	(31.8)
Net loss to common stockholders	$(3,087,066)	(104.3)%	$(3,358,777)	(151.2)%

Net Revenues

	For the Six Months Ended June 30,
	2004		2005
Online tuition revenues	$2,805,156	94.8%	$2,052,156	92.4%
Online development and other revenues	105,950	3.6	169,515	7.6
Other service revenues	47,890	1.6	—	0.0
Total net revenues	$2,958,996	100.0%	$2,221,671	100.0%

Online tuition revenues decreased 26.8% to $2,052,156 for the six months ended June 30, 2005 compared to $2,805,156 for the same period in 2004.  The decrease is primarily due to decreases in higher education revenues ($1,205,000), partially offset by increases in corporate and government revenues as well as revenues from Select Partners ($185,000, $33,000 and $233,000, respectively).

Online development and other revenues increased 60.0% to $169,515 for the six months ended June 30, 2005 compared to $105,950 for the same period in 2004.  The increase is primarily due to an increase in course development and professional services orders.

Other service revenues were $47,890 for the six months ended June 30, 2004.  Our contract with the U.S. Army, under which all licensing and support revenues were generated, was terminated in May 2004.  Accordingly, we ceased recognizing licensing and support revenues after that date.

Cost of Revenues

Cost of revenues increased 16.9% to $849,562 for the six months ended June 30, 2005 as compared to $726,613 for the same period in 2004.  The increase is primarily due to the fact that as we continue to build our Select Partner courseware library, we replaced part of the former Park University revenues with revenues from readily available third-party content courses which carry royalty costs. The increase is also due to the increase in costs associated with higher development and other revenues which increased in the six months ended June 30, 2005 compared to the same period in 2004.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 2.7% to $924,154 for the six months ended June 30, 2005 compared to $949,332 for the same period in 2004.

Product Development and Operations. Product development and operations expenses increased 1.8% to $1,409,429 for the six months ended June 30, 2005 as compared to $1,385,034 for the same period in 2004.  The increase is primarily due to the fact that following the release of our new course management system in the first quarter of 2004, we did not capitalize any software development costs (due to their nature) in the first quarter of 2005, whereas in the first quarter of 2004, software development costs had been capitalized.  The increase is partially offset by decreases in headcount and related costs in the second quarter of 2005 as compared to the second quarter of 2004.

General and Administrative.  General and administrative expenses decreased 7.1% to $834,451 for the six months ended June 30, 2005 as compared to $897,865 for the same period in 2004. The decrease is primarily due to the payment of incentive compensation amounts to employees in the second quarter of 2004 which did not occur in the 2005 period.

Depreciation and Amortization. Depreciation and amortization increased 33.3% to $782,037 for the six months ended June 30, 2005 as compared to $586,599 for the same period in 2004.  The increase is primarily due to the release of our enhanced Course Management System in the first quarter of 2004 as a result of which we began amortizing costs we had capitalized for its development, the release of new Select Partner courses and the resulting amortization of capitalized costs incurred for their development and the write off of capitalized costs incurred for the development of three courses written off during the six months ended June 30, 2005 as a result of impairment analyses.

Stock-based Compensation.  Stock-based compensation expense for the six months ended June 30, 2005 and 2004 consists of the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Other income.  Other income for the six months ended June 30, 2004 consists of amounts recorded in connection with the settlements with Park University and one of our content providers which resulted in the write-off of royalty obligations.

Interest Expense.  Interest expense for the six months ended June 30, 2004 and June 30, 2005 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 (as reduced to $1,781,511 following mandatory and voluntary partial conversions through June 30, 2005) of convertible promissory notes issued in March 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had $1,762,748 in cash and cash equivalents, a decrease of $869,756 from December 31, 2004, attributable primarily to our net loss for the six months ended June 30, 2005, partially offset by cash raised in the March 2005 common stock financing.  Net cash utilized in operating activities was $1,387,587 for the six months ended June 30, 2005. Net cash utilized in operating activities for the same period in 2004 was $1,932,871. The decrease in cash utilized in operating activities is primarily due to the paydown of accounts payable balances in the 2004 period following our March 2004 private placement.

Net cash utilized in investing activities was $382,619 for the six months ended June 30, 2005 compared to $613,931 for the six months ended June 30, 2004. The use of cash for investing activities in both periods is primarily attributable to courseware development costs that were capitalized and the purchase of computer equipment as we continue to upgrade our technological infrastructure. The use of cash for investing activities for the six months ended June 30, 2004 was also attributable to software development costs that were capitalized.  The decrease in cash utilized in investing activities is primarily due to the fact that for the six months ended June 30, 2004, we had capitalized $329,347 of software development costs whereas due to their nature, we fully expensed such costs in the 2005 period, and therefore, they were not included in cash utilized in investing activities.

Net cash provided by financing activities was $900,450 for the six months ended June 30, 2005 compared to $5,316,272 for the six months ended June 30, 2004.  In March 2005, we completed a private placement of our common stock. Under the terms of this private placement, we raised $995,950 in gross proceeds through the issuance of 611,012 shares of common stock at a purchase price of $1.63 per share. Under the terms of this financing, we also issued five-year warrants to purchase 763,765 shares of common stock with an exercise price of $1.63 per share.

We have incurred significant losses since inception and had an accumulated deficit of $100.3 million as of June 30, 2005. We expect negative cash flow from operations to continue until the online revenue stream matures. Management’s plans to address these conditions include continued focus on increasing sales to new customers through the Select Partner program, which have partially replaced the sales related to the large legacy customer lost in 2004.  Management anticipates the increase in sales seen in the current and prior periods under the Select Partner program to continue through 2005.  Management has also instituted cost cutting measures and operates under an approved budget, which is closely monitored.  However, in the event revenues do not meet anticipated levels or we are unable to raise additional funding to meet working capital requirements, we may need to further significantly reduce operating expenses.

We have an obligation to repay principal and interest under $1,781,511 of convertible notes that began in July 2005. Cash payments for principal under these notes are approximately $111,000 per quarter through the maturity date in April 2009, unless such notes are sooner converted to common stock or restructured. Initial cash payments for interest under these notes are approximately $32,000 per quarter beginning July 1, 2005 and will gradually be reduced as the principal is paid down.  We made our first installment of principal and interest in July 2005 and the next installment is due in October 2005.

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

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that the cost resulting from all share-based payments be recognized in the financial statements.  In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees. We believe the pro forma disclosures in note C, “Summary of Significant Accounting Policies,” of the consolidated financial statements under the sub-heading “Stock-Based Compensation” provide an appropriate short-term indicator of the level of expense that will be required to be recognized in accordance with SFAS 123(R) in future periods. However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.  In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). As a result of the Commission’s new rule, we will be required to implement Statement No. 123R at the beginning of our next fiscal year, instead of the third quarter of 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates is currently very minimal and relates primarily to any investments we may hold at various times. When investing, our purchases consist of highly liquid investments with maturities at the date of purchase generally no greater than 90 days and rarely ever more than twelve months, thus, due to the short-term nature of such investments and our usual intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on our results of operations.  In addition, essentially all of our debt obligations are at fixed interest rates. Given the fixed rate nature of the debt, the impact of interest rate changes also would not have a material impact on our results of operations.  We are not currently exposed to any material currency translation risks.

Item 4.  Controls and Procedures.

(a) Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide assurance that information to be disclosed in VCampus’ Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosure. .  As of the end of the period covered by this report, VCampus carried out an evaluation, under the supervision and with the participation of VCampus’ management, including VCampus’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of VCampus’ disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the VCampus Chief Executive Officer and Chief Financial Officer have concluded that VCampus’ disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b) No change in VCampus’ internal controls over financial reporting occurred during VCampus’ last fiscal quarter that has materially affected, or is reasonably likely to materially affect, VCampus’ internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities

(a)  From April 1, 2005 to June 30, 2005, we sold the following unregistered securities:

31,700 shares of common stock to an investor in the March 2004 financing upon voluntary partial conversion of their convertible promissory note at a conversion rate of $1.63 per share on April 4, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 26, 2005. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)  The stockholders elected the following persons as our Directors: Narasimhan P. Kannan, Edson D. deCastro, Martin E. Maleska and John D. Sears. The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld	Votes Abstained
Narasimhan P. Kannan	7,843,105	110,203	0
Edson D. deCastro	7,805,720	147,588	0
Martin E. Maleska	7,803,720	149,588	0
John D. Sears	7,801,976	151,332	0

(b)  The stockholders approved the reservation of an additional 1,000,000 shares of common stock for issuance under our 1996 Stock Plan with 3,661,419 shares voting for, 463,507 shares voting against and 65,055 shares abstained.

(c)  The stockholders approved a new financing of up to $10 million, in addition to the $1.0 million common stock financing completed in March 2005, which financing could potentially involve the issuance of equity securities in an amount and manner that could require shareholder approval under Nasdaq Marketplace Rules with 2,265,605 shares voting for, 238,922 shares voting against and 1,685,454 shares abstained.  Shareholder approval of this proposal is only valid for 90 days after the meeting date.

(d)  The stockholders ratified and approved the appointment of Reznick Group, P. C. as our independent registered public accounting firm for the fiscal year ending December 31, 2005 with 7,771,849 shares voting for, 117,704 shares voting against and 63,755 shares abstained.

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

Date: August 4, 2005

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