Form 10-Q
period 2005-09-30
VCAMPUS CORP
filed 2005-11-14
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	9,587,358 shares
(Class)	(Outstanding at November 14, 2005)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Online tuition revenues	$839,968	$1,034,015	$3,645,124	$3,086,171
Development and other revenues	77,667	210,597	183,617	380,112
Other service revenues	—	—	47,890	—
Net revenues	917,635	1,244,612	3,876,631	3,466,283
Costs and expenses:
Cost of revenues	304,900	495,675	1,031,513	1,345,237
Sales and marketing	474,774	380,062	1,424,106	1,304,216
Product development and operations	692,851	605,155	2,077,885	2,014,584
General and administrative	404,731	316,793	1,302,596	1,151,244
Depreciation and amortization	316,529	335,060	903,128	1,117,097
Stock-based compensation	45,498	17,500	107,474	91,994
Total costs and expenses	2,239,283	2,150,245	6,846,702	7,024,372
Loss from operations	(1,321,648)	(905,633)	(2,970,071)	(3,558,089)
Other income	—	—	173,899	—
Interest expense and amortization of debt discount and debt offering costs, net	(446,839)	(306,794)	(2,059,381)	(1,013,115)
Net loss attributable to common stockholders	$(1,768,487)	$(1,212,427)	$(4,855,553)	$(4,571,204)
Net loss per share, basic	$(0.24)	$(0.13)	$(0.72)	$(0.50)
Net loss per share — assuming dilution	$(0.24)	$(0.13)	$(0.72)	$(0.50)

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,632,504	$1,687,137
Accounts receivable, less allowance of $5,000 and $4,000 at December 31, 2004 and September 30, 2005, respectively	283,101	223,469
Loans receivable from related party	49,783	24,180
Prepaid expenses and other current assets	665,663	504,310
Total current assets	3,631,051	2,439,096
Property and equipment, net	523,662	373,853
Capitalized software costs and courseware development costs, net	1,826,745	1,585,258
Other assets	418,684	248,498
Other intangible assets, net	390,502	284,693
Goodwill	328,317	328,317
Total assets	$7,118,961	$5,259,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$575,183	$1,376,911
Accrued expenses	318,478	409,888
Notes payable—current portion	66,207	176,767
Deferred revenues	851,118	889,333
Total current liabilities	1,810,986	2,852,899

Long-term liabilities:
Notes payable—less discount and current portion	463,446	486,108
Total liabilities	2,274,432	3,339,007

Commitments and contingencies:	—	—

Stockholders’ equity:
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 8,461,086 and 9,566,811 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	84,611	95,668
Additional paid-in capital	101,732,238	103,368,564
Accumulated deficit	(96,972,320)	(101,543,524)
Total stockholders’ equity	4,844,529	1,920,708
Total liabilities and stockholders’ equity	$7,118,961	$5,259,715

See accompanying notes.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Operating activities
Net loss	$(4,855,553)	$(4,571,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	212,253	232,808
Amortization	690,875	778,819
Impairment of capitalized software and courseware development costs	—	105,470
Debt discount amortization	1,883,405	936,053
Interest expense paid with stock	68,762	87,632
Stock option and warrant compensation	107,474	91,994
Decrease in allowance for doubtful accounts	—	(584)
Changes in operating assets and liabilities:
Accounts receivable	(101,021)	60,215
Prepaid expenses and other current assets	(66,740)	137,318
Other assets	67,977	44,541
Accounts payable and accrued expenses	(40,228)	918,638
Deferred revenues	243,851	38,215
Net cash used in operating activities	(1,788,945)	(1,140,085)
Investing activities
Purchases of property and equipment	(225,736)	(82,998)
Proceeds from the sale of property and equipment	1,323	—
Capitalized software and courseware development costs	(751,701)	(536,993)
Proceeds from loans receivable	26,250	—
Advances under loans (interest) receivable	(2,595)	—
Proceeds from loans receivable from related parties	27,000	27,000
Advances under loans receivable from related parties	(1,610)	(1,397)
Net cash used in investing activities	(927,069)	(594,388)
Financing activities
Proceeds from issuance of common stock	2,157,106	900,450
Proceeds from notes payable	3,384,166	—
Repayments of notes payable	(225,000)	(111,344)
Net cash provided by financing activities	5,316,272	789,106
Net increase in cash and cash equivalents	2,600,258	(945,367)
Cash and cash equivalents at the beginning of the period	534,984	2,632,504
Cash and cash equivalents at the end of the period	$3,135,242	$1,687,137
Supplemental cash flow information
Interest paid	$43,530	$35,665
Significant noncash financing activities
Conversion of debt and accrued interest to common stock	$1,293,387	$629,443

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

Note B — Management Plans to Address Operating Conditions

The Company has incurred significant losses since inception. The Company expects negative cash flow from operations to continue until the online revenue stream matures. In addition, the Company has experienced declining revenues in the current nine-month period compared to the prior-year period, and experienced the loss of a major customer in 2004 which represented 25% of revenues in 2004.

Management’s plans to address these conditions include pursuing additional capital and increasing sales to new customers through the Select Partner program which have partially replaced the sales related to the customer lost in 2004.  Management anticipates the increase in sales seen in the current and prior periods under the Select Partner program to continue through 2005 and into 2006.  Management has also instituted cost cutting measures and operates under an approved budget which is closely monitored.  Loss from operations during the three months ended September 30, 2005 decreased to ($905,633) from ($1,321,648) in the prior-year period.  If additional capital is not obtained and revenues do not increase significantly in the future, the Company would have to institute significant cost cutting measures in order to sustain the business and such cost cutting could impair the Company’s ability to reach its revenue goals under the Select Partner program.  If the Company is not able to address its funding needs, it will be materially adversely affected. Management is committed to maintaining operations at current levels to the extent to which capital is available to do so in order to meet projected sales levels.

The Company’s future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services including the demand for courseware development under the Select Partner business model, market demand for technology upgrades, the types of arrangements that the Company may enter into with customers and agents, and the extent to which the Company invests in new technology and research and development projects.  While the Company believes it has the ability to raise additional capital, the Company’s ability to raise capital beyond the $1,000,000 raised in the March 2005 private placement (see note D) is uncertain.  If the Company is unable to raise additional funding to meet working capital requirements, it may also be unable to meet Nasdaq Capital Market listing requirements and could be forced to further reduce costs which might impact its ability to meet projected sales levels.  At September 30, 2005, the Company’s stockholders’ equity was $1.9 million which did not meet the Nasdaq Capital Market listing requirement of $2.5 million.  On October 28, 2005, the Company received a notice from the Nasdaq Stock Market indicating the company is not in compliance with Nasdaq’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”).  Nasdaq stated in its notice that in accordance with Nasdaq Marketplace Rules, the Company will be provided 180 calendar days, or until April 26, 2006, to regain compliance with the Minimum Bid Price Rule.  If at any time before April 26, 2006, the bid price of the company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide the company written notification that it has achieved compliance with the Minimum Bid Price Rule.

Note C — Significant Accounting Policies

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS 123 (“SFAS 148”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Pro forma net loss:
As reported	$(1,768,487)	$(1,212,427)	$(4,855,553)	$(4,751,204)
Add: Noncash stock compensation included in reported net loss attributable to common stockholders	45,498	17,500	107,474	91,994
Deduct: Total employee noncash stock compensation expense determined under fair value based method for all awards	(754,258)	(546,625)	(2,262,776)	(1,615,751)
Pro forma net loss	$(2,477,247)	$(1,741,552)	$(7,010,855)	$(6,094,961)

Net loss per common share:
Basic and diluted—as reported	$(0.24)	$(0.13)	$(0.72)	$(0.50)
Basic and diluted—pro forma	$(0.34)	$(0.18)	$(1.04)	$(0.67)

Future pro forma net loss and net loss per share results might be materially different from actual amounts reported.

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

During the nine months ended September 30, 2005, the Company wrote off $105,470 in unamortized capitalized software and courseware development costs for a total of three courses, as a result of impairment analyses conducted by the Company in connection with the review of its quarterly financial statements.  The Company determined that the impairment charges were necessary because the carrying amount of the assets represented by the courses exceeded the Company’s determination of the fair value of the assets.  The write-offs have been included in amortization expense in the 2005 statements of operations.  The Company did not record any write-offs during the three months ended September 30, 2005.

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

In March 2005, an additional $104,320 and $200,000, respectively, of Series A and Series B senior secured convertible note principal was voluntarily converted into 64,000 and 122,698 shares of common stock, respectively.  The Company expensed as additional interest a proportional amount of unamortized debt discount and offering costs associated with the debt converted totaling $265,116 during the first quarter of 2005.  In April 2005, an additional $51,671 of Series A senior secured convertible note principal was voluntarily converted into 31,700 shares of common stock.  The Company expensed as additional interest a proportional amount of unamortized debt discount and offering costs associated with the debt converted totaling $43,470 during the second quarter of 2005. In August 2005, an additional $185,820 of Series A senior secured convertible note principal was voluntarily converted into 114,000 shares of common stock.  The Company expensed as additional interest a proportional amount of unamortized debt discount and offering costs associated with the debt converted totaling $143,351 during the third quarter of 2005. In July 2005, the Company made its first regularly scheduled principal payment on the notes in cash in the amount of $111,344.  The total outstanding principal remaining under these convertible notes as of September 30, 2005 amounted to $1,484,347. The total unamortized debt discount associated with these notes as of September 30, 2005 amounted to $821,472, resulting in a net liabilities balance on the notes of $662,875, of which $176,767 is classified as a current liability on the financial statements.

Interest due on the convertible notes for the quarter ended December 31, 2004 amounted to $45,231 and was paid through the issuance of an aggregate of 27,749 shares of common stock valued at $1.63 per share on January 1, 2005. Interest due on the convertible notes for the quarter ended March 31, 2005 amounted to $42,401 and was paid through the issuance of an aggregate of 26,005 shares of common stock valued at $1.63 per share on April 1, 2005. Interest due on the convertible notes for the quarter ended June 30, 2005 amounted to $35,665 and was paid in cash on July 1, 2005.  Interest due on the convertible notes for the quarter ended September 30, 2005 amounted to $31,039 and was paid in cash on October 1, 2005.

Note E — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Numerator:
Net loss available to common stockholders	$(1,768,487)	$(1,212,427)	$(4,855,553)	$(4,571,204)
Denominator:
Denominator for basic earnings per share — weighted-average shares	7,369,419	9,522,338	6,761,818	9,158,537
Denominator for diluted earnings per share — adjusted weighted-average shares	7,369,419	9,522,338	6,761,818	9,158,537
Basic net loss per share	$(0.24)	$(0.13)	$(0.72)	$(0.50)
Diluted net loss per share	$(0.24)	$(0.13)	$(0.72)	$(0.50)

Note F — Intangible Assets

Other intangible assets were comprised of:

	December 31, 2004	September 30, 2005
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(1,342,838)	(1,448,647)
	$390,502	$284,693

The Company expects amortization expense for other intangible assets to be as follows:

2005 (remaining three months)	27,672
2006	110,740
2007	66,078
2008	43,747
Thereafter	36,456
$284,693

Note G — Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that the cost resulting from all share-based payments be recognized in the financial statements.  In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees. Adoption of this statement will have a significant impact on the Company’s financial statements as it will be required to expense the fair value of the Company’s stock option grants and stock purchases under its stock plan rather than disclose the impact on its net income (loss) within the footnotes, as is the Company’s current practice.  The Company believes the pro forma disclosures in note C, “Summary of Significant Accounting Policies,” of the consolidated financial statements under the sub-heading “Stock-Based Compensation” provide an appropriate short-term indicator of the level of expense that will be required to be recognized in accordance with SFAS 123(R) in future periods. However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.  In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods are the prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive method requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). As a result of the Commission’s new rule, the Company will be required to implement Statement No. 123R at the beginning of its next fiscal year (January 2006), instead of the third quarter of 2005.  The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its financial statements.

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

During the nine months ended September 30, 2005, we entered into Select Partner Agreements with the Regulatory Affairs Professionals Society, Sourcefire, Inc., and the CFA Institute. These agreements are in addition to Select Partner Agreements entered into in 2004 with Kiplinger Washington Editors, Inc., the Association for Financial Professionals, PCI Global, Inc., the National Council of State Boards of Nursing, the National Contract Management Association, the American College of Forensic Examiners International and the New York Institute of Finance.  Under these agreements, we have developed and plan to develop and market online curricula for large targeted markets in financial management, certified treasury recertification, project management certification, continuing education in nursing, corporate and government contract management, forensic nursing specialty designation, financial research analysts’ requirements, regulatory affairs in the health products industry and intrusion detection technology. With the exception of courseware developed for Kiplinger, all of the curricula relate to either continuing education credits or preparation for a professional certification or licensure, which we anticipate will fuel significant demand for the courses.

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

During the six months ended June 30, 2005, we wrote off $105,470 in unamortized capitalized courseware development costs for three courses developed under three of our first Select Partner Agreements entered into in 2003 and early 2004.  We recorded no write-offs in the three months ended September 30, 2005.  Based on impairment analyses we conducted in connection with the review of our quarterly financial statements, we have determined that these courses (one of which was a pilot course) have no future value. The write-off amount, which represents the carrying value of the courses, has been included in amortization expense in the 2005 statements of operations.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Summary

For the three months ended September 30, 2005, we incurred a net loss to common stockholders of $1,212,427 (or $0.13 per share), a decrease of 31.4% as compared to a net loss to common stockholders of $1,768,487 (or $0.24 per share) for the three months ended September 30, 2004. The net loss for the three months ended September 30, 2005 includes $285,046 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 private placement.  The net loss for the three months ended September 30, 2004 includes $405,887 of non-cash debt discount and debt offering costs amortization related to the March 2004 private placement. The decrease in the net loss to common stockholders in the third quarter of 2005 as compared to the third quarter of 2004 is primarily due to the increases in total revenues, partially offset by increases in cost of revenues.  The decrease in net loss is also due to decreases in operating costs and interest expense (non-cash debt discount and debt offering costs amortization) in the third quarter of 2005 as compared to the third quarter of 2004.

The following table sets forth unaudited selected financial data:

	For the Three Months Ended September 30,
	2004		2005
Revenues	$917,635	100.0%	$1,244,612	100.0%
Cost of revenues	304,900	33.2	495,675	39.8
Sales and marketing	474,774	51.7	380,062	30.5
Product development and operations	692,851	75.5	605,155	48.6
General and administrative	404,731	44.1	316,793	25.5
Depreciation and amortization	316,529	34.5	335,060	26.9
Stock-based compensation	45,498	5.0	17,500	1.4
Loss from operations	(1,321,648)	(144.0)	(905,633)	(72.8)
Interest expense	(446,839)	(48.7)	(306,794)	(24.6)
Net loss to common stockholders	$(1,768,487)	(192.7)%	$(1,212,427)	(97.4)%

Net Revenues

	For the Three Months Ended September 30,
	2004		2005
Online tuition revenues	$839,968	91.5%	$1,034,015	83.1%
Online development and other revenues	77,667	8.5	210,597	16.9
Total net revenues	$917,635	100.0%	$1,244,612	100.0%

Online tuition revenues increased 23.1% to $1,034,015 in the third quarter of 2005, compared to $839,968 for the same period in 2004.  The increase is primarily due to increases in Select Partner and corporate revenues ($141,000 and $66,000, respectively), which were partially offset by decreases in revenues from government and higher education customers ($9,000 and $4,000, respectively).

Online development and other revenues increased 171.2% to $210,597 in the third quarter of 2005, compared to $77,667 for the third quarter of 2004.  The increase is primarily due to an increase in course development and professional services orders including a large courseware order from a Select Partner in 2005.

Cost of Revenues

Cost of revenues increased 62.6% to $495,675 in the third quarter of 2005 as compared to $304,900 for the third quarter of 2004. The increase is primarily due to costs associated with higher development and other revenues which increased in the third quarter of 2005 compared to the third quarter of 2004, although cost of revenues as a percentage of total revenues increased from 33.2% to 39.8% in the third quarter of 2005 compared to the third quarter of 2004.  This increase was primarily due to an increase in cost of development and other revenues in the third quarter of 2005 mainly due to lower margin projects in that period.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 19.9% to $380,062 in the third quarter of 2005 as compared to $474,774 for the third quarter of 2004.  The decrease is primarily attributable to decreased headcount and related costs and to a lesser extent a decrease in out-of-pocket costs in sales and marketing in the third quarter of 2005 as we gain more experience in and streamline our marketing activities associated with our Select Partner program.

Product Development and Operations. Product development expenses decreased 12.7% to $605,155 in the third quarter of 2005 as compared to $692,851 for the third quarter of 2004. The decrease is primarily due to decreases in headcount and related costs as well as out-of-pocket costs in the third quarter of 2005 as compared to the third quarter of 2004.

General and Administrative. General and administrative expenses decreased 21.7% to $316,793 in the third quarter of 2005 as compared to $404,731 for the third quarter of 2004.  The decrease is primarily due to a decrease in out-of-pocket costs in the third quarter of 2005 as compared to the third quarter of 2004.

Depreciation and Amortization. Depreciation and amortization increased 5.9% to $335,060 in the third quarter of 2005 as compared to $316,529 for the third quarter of 2004.  The increase is primarily attributable to the release of new Select Partner courses and the resulting amortization of capitalized costs incurred for their development.

Stock-based Compensation.  Stock-based compensation expense for the three months ended September 30, 2005 and 2004 consists of the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Interest Expense.  Interest expense for the three months ended September 30, 2005 and 2004 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 (as reduced to $1,484,347 following mandatory and voluntary partial conversions through September 30, 2005) of convertible promissory notes issued in March 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Summary

For the nine months ended September 30, 2005, we incurred a net loss to common stockholders of $4,571,204 (or $0.50 per share), a decrease of 5.9% as compared to a net loss to common stockholders of $4,855,553 (or $0.72 per share) for the nine months ended September 30, 2004.  The net loss for the nine months ended September 30, 2005 includes $936,049 of non-cash amortization of debt discount and debt offering costs. The net loss for the nine months ended September 30, 2004 includes $1,945,693 of non-cash amortization of debt discount and debt offering costs and $173,899 of other income as a result of settlements with a customer and a vendor.  The decrease in the net loss to common stockholders for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is primarily due to a decrease in interest expense and, to a lesser extent, operating costs which were partially offset by a 10.6% decrease in revenues and an increase in cost of revenues for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

The following table sets forth unaudited selected financial data:

	For the Nine Months Ended September 30,
	2004		2005
Revenues	3,876,631	100.0%	$3,466,283	100.0%
Cost of revenues	1,031,513	26.6	1,345,237	38.8
Sales and marketing	1,424,106	36.7	1,304,216	37.6
Product development and operations	2,077,885	53.6	2,014,584	58.1
General and administrative	1,302,596	33.6	1,151,244	33.2
Depreciation and amortization	903,128	23.3	1,117,097	32.2
Stock-based compensation	107,474	2.8	91,994	2.7
Loss from operations	(2,970,071)	(76.6)	(3,558,089)	(102.6)
Other income	173,899	4.5	—	0.0
Interest expense and amortization of debt discount and offering costs, net	(2,059,381)	(53.1)	(1,013,115)	(29.2)
Net loss to common stockholders	(4,855,553)	(125.3)%	$(4,571,204)	(131.9)%

Net Revenues

	For the Six Months Ended September 30,
	2004		2005
Online tuition revenues	$3,645,124	94.0%	$3,086,171	89.0%
Online development and other revenues	183,617	4.8	380,112	11.0
Other service revenues	47,890	1.2	—	0.0
Total net revenues	$3,876,631	100.0%	$3,466,283	100.0%

Online tuition revenues decreased 15.3% to $3,086,171 for the nine months ended September 30, 2005 compared to $3,645,124 for the same period in 2004.  The decrease is primarily due to a decrease in higher education revenues mainly due to the loss of a large customer ($1,208,000), which was partially offset by increases in Select Partner, corporate and government revenues ($373,000, $252,000 and $24,000, respectively).

Online development and other revenues increased 107.0% to $380,112 for the nine months ended September 30, 2005 compared to $183,617 for the same period in 2004.  The increase is primarily due to an increase in course development and professional services orders including a large courseware order from a Select Partner in 2005.

Other service revenues were $47,890 for nine months ended September 30, 2004.  Our contract with the U.S. Army, under which all licensing and support revenues were generated, was terminated in May 2004.  Accordingly, we ceased recognizing licensing and support revenues after that date.

Cost of Revenues

Cost of revenues increased 30.4% to $1,345,237 for the nine months ended September 30, 2005 as compared to $1,031,513 for the same period in 2004.  The increase is primarily due to the fact that as we continue to build our Select Partner courseware library, we replaced part of the former Park University revenues with revenues from readily available third-party content courses which carry royalty costs. The increase is also due to the increase in costs associated with higher development and other revenues which increased in the nine months ended September 30, 2005 compared to the same period in 2004.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 8.4% to $1,304,216 for the nine months ended September 30, 2005 compared to $1,424,106 for the same period in 2004. The decrease is primarily attributable to decreased headcount and related costs and to a lesser extent a decrease in out-of-pocket costs in sales and marketing in the nine months ended September 30, 2005 as we gain more experience in and streamline our marketing activities associated with our Select Partner program.

Product Development and Operations. Product development and operations expenses decreased 3.0% to $2,014,584 for the nine months ended September 30, 2005 as compared to $2,077,885 for the same period in 2004.  The decrease is primarily due to decreases in headcount and related costs as well as out-of-pocket costs in the nine months ended September 30, 2005 as compared to the 2004 period.  The decrease was partially offset by the fact that following the release of our new course management system in the first quarter of 2004, we did not capitalize any software development costs (due to their nature) in the first quarter of 2005, whereas in the first quarter of 2004, software development costs had been capitalized.

General and Administrative.  General and administrative expenses decreased 11.6% to $1,151,244 for the nine months ended September 30, 2005 as compared to $1,302,596 for the same period in 2004. The decrease is primarily due to the payment of incentive compensation amounts to employees in the second quarter of 2004 which did not occur in the 2005 period.

Depreciation and Amortization. Depreciation and amortization increased 23.7% to $1,117,097 for the nine months ended September 30, 2005 as compared to $903,128 for the same period in 2004.  The increase is primarily due to the release of our enhanced Course Management System in the first quarter of 2004 as a result of which we began amortizing costs we had capitalized for its development, the release of new Select Partner courses and the resulting amortization of capitalized costs incurred for their development and the write off of capitalized costs incurred for the development of three courses written off during the 2005 period as a result of impairment analyses.

Stock-based Compensation.  Stock-based compensation expense for the nine months ended September 30, 2005 and 2004 consists of the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Other income.  Other income for the nine months ended September 30, 2004 consists of amounts recorded in connection with the settlements with Park University and one of our content providers which resulted in the write-off of royalty obligations.

Interest Expense.  Interest expense for the nine months ended September 30, 2005 and 2004 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 (as reduced to $1,484,347 following mandatory and voluntary partial conversions through September 30, 2005) of convertible promissory notes issued in March 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had $1,687,137 in cash and cash equivalents, a decrease of $75,611 from June 30, 2005 and a decrease of $945,367 from December 31, 2004, attributable primarily to our net loss for the nine months ended September 30, 2005, partially offset by cash raised in the March 2005 common stock financing.  Net cash utilized in operating activities was $1,140,085 for the nine months ended September 30, 2005. Net cash utilized in operating activities for the same period in 2004 was $1,788,945. The decrease in cash utilized in operating activities is primarily due to the paydown of accounts payable balances in the 2004 period following our March 2004 private placement, partially offset by an increase in our accounts payable from 575,183 at December 31, 2004 to $1,376,911 at September 30, 2005 which was mainly due to the timing of payments for certain large payables.

Net cash utilized in investing activities was $594,388 for the nine months ended September 30, 2005 compared to $927,069 for the nine months ended September 30, 2004. The use of cash for investing activities in both periods is primarily attributable to courseware development costs that were capitalized and the purchase of computer equipment as we continue to maintain and upgrade our technological infrastructure. The use of cash for investing activities for the nine months ended September 30, 2004 was also attributable to software development costs that were capitalized.  The decrease in cash utilized in investing activities is primarily due to the fact that for the nine months ended September 30, 2004, we had capitalized $329,347 of software development costs whereas due to their nature, we fully expensed such costs in the 2005 period, and therefore, they were not included in cash utilized in investing activities.

Net cash provided by financing activities was $789,106 for the nine months ended September 30, 2005 compared to $5,316,272 for the nine months ended September 30, 2004.  In March 2005, we completed a private placement of our common stock. Under the terms of this private placement, we raised $995,950 in gross proceeds through the issuance of 611,012 shares of common stock at a purchase price of $1.63 per share. Under the terms of this financing, we also issued five-year warrants to purchase 763,765 shares of common stock with an exercise price of $1.63 per share.

We have incurred significant losses since inception and had an accumulated deficit of $101.5 million as of September 30, 2005. We expect negative cash flow from operations to continue until the online revenue stream matures. Management’s plans to address these conditions include pursuing additional capital and continued focus on increasing sales to new customers through the Select Partner program, which have partially replaced the sales related to the large legacy customer lost in 2004.  Management anticipates the increase in sales seen in the current and prior periods under the Select Partner program to continue through 2005 and into 2006.  Management has also instituted cost cutting measures and operates under an approved budget, which is closely monitored.  However, in the event revenues do not meet anticipated levels or we are unable to raise additional funding to meet working capital requirements, we may need to further significantly reduce operating expenses which might in turn impact our ability to meet projected sales levels.

We have an obligation to repay principal and interest under our convertible notes that began in July 2005. The total outstanding principal remaining under these convertible notes as of September 30, 2005 amounted to $1,484,347.  Cash payments for principal under these notes are approximately $99,000 per quarter through the maturity date in April 2009, unless such notes are sooner converted to common stock or restructured. Initial cash payments for interest under these notes are approximately $32,000 per quarter beginning July 1, 2005 and will gradually be reduced as the principal is paid down.  We made our first two installments of principal and interest in July and October 2005 and the next installment is due in January 2006

If we are not able to address our funding needs and repayment obligations, we will be materially adversely affected. Our future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for our products and services including the Select Partner business model, market demands for technology upgrades, possible restructuring of our indebtedness, the types of arrangements that we may enter into with customers and agents, and the extent to which the we invest in Select Partner courseware development, new technology and research and development projects.  While we believe we have the ability to raise additional capital, our ability to raise capital in the near term is uncertain.  If we are unable to raise additional funding to meet working capital requirements, we may also be unable to meet Nasdaq Capital Market listing requirements and we might not be able to achieve our business objectives.  VCampus believes it has available capital on hand and sources for additional debt and equity capital in amounts necessary to meet its cash needs into 2006.  However, such capital, if needed and available, may not have terms favorable to us or our current stockholders.  On October 28, 2005, we received a notice from the Nasdaq Stock Market indicating we are not in compliance with Nasdaq’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”).  Nasdaq stated in its notice that in accordance with Nasdaq Marketplace Rules, we will be provided 180 calendar days, or until April 26, 2006, to regain compliance with the Minimum Bid Price Rule.  If at any time before April 26, 2006, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide the us written notification that we have achieved compliance with the Minimum Bid Price Rule.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that the cost resulting from all share-based payments be recognized in the financial statements.  In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees. Adoption of this statement will have a significant impact on our financial statements as it will be required to expense the fair value of our stock option grants and stock purchases under its stock plan rather than disclose the impact on its net income (loss) within the footnotes, as is our current practice.  We believe the pro forma disclosures in note C, “Summary of Significant Accounting Policies,” of the consolidated financial statements under the sub-heading “Stock-Based Compensation” provide an appropriate short-term indicator of the level of expense that will be required to be recognized in accordance with SFAS 123(R) in future periods. However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.  In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods are the prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive method requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated.  In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). As a result of the Commission’s new rule, we will be required to implement Statement No. 123R at the beginning of our next fiscal year (January 2006), instead of the third quarter of 2005.

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

PART II — OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities

(a)       From July 1, 2005 to September 30, 2005, we issued the following unregistered securities:

114,700 shares of common stock to an investor in the March 2004 financing upon voluntary partial conversion of its convertible promissory note at a conversion rate of $1.63 per share in August, 2005.

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

Date: November 14, 2005

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