Form 10-K
period 2005-12-31
VCAMPUS CORP
filed 2006-03-24
CIK 943742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the common stock of $0.62 per share on March 20, 2006 on the Nasdaq Capital Market System was approximately $4,817,254 as of such date (and approximately $7,677,712 as of June 30, 2005, the last business day of the registrant’s most recently completed second quarter). Shares of common stock held by each executive officer and director and by each person known by the registrant who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 20, 2006, the registrant had outstanding 9,613,502 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in VCampus’ other SEC filings, and including, in particular: continuing losses and negative operating cash flows; future capital needs and uncertainty of additional funding; intense and increasing competition; dependence on significant customers; risks associated with acquisitions, a developing market, rapid technological changes and new products; dependence on online distribution; substantial dependence on courseware and third party courseware providers; substantial dependence on third party technology; risks associated with potential failure to maintain our Nasdaq Capital Market listing and our dependence on key personnel.

PART I

Item 1.                        Business

Executive Summary

VCampus Corporation is a provider of comprehensive outsourced e-Learning services. We develop courseware and manage and host Internet-based learning environments that help professional credentialing and certification organizations, corporations, government agencies and associations unlock the value of their branded course content. Our services cover a broad range of e-Learning programs, from registration, enrollment and course delivery to custom course development, e-commerce and publishing, as well as tracking of students’ progress, reporting of results and production of certificates of completion. VCampus was incorporated in Virginia in July 1984 and reincorporated in Delaware in March 1985.

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

Beginning in 2004, we have shifted our emphasis to focus on our Select Partner® program business model and away from our former, or Legacy, business model. Under the Select Partner program, we develop online courses for Select Partners that provide professional credentials or certifications or the training for such credentials and certifications that are demanded by the markets served by their members or target audiences. We design and build courses based upon each Select Partner’s existing course materials and/or content, which they have historically delivered or published in a traditional textbook or classroom-based manner, and convert them into interactive, e-Learning courses. Some of our Select Partners advance funds to cover some or all of the development expenses. For others, we develop the courses at our expense. In return, each Select Partner generally enters into an exclusive, long-term contract for VCampus to host and deliver the courses to the Select Partner’s members or target audience. As part of this program, we share the gross revenue generated from these courses with the Select Partner.

We also maintain customers under our Legacy business model. Under this model, we charge customers a relatively low upfront fee to establish a customized virtual campus, or “VCampus,” and then charge customers on either a subscription (set fee per period) or usage (charge for actual courses delivered) basis. We are in the process of transitioning the majority of our business to the Select Partner model and plan to exit our Legacy business model within five years. Approximately 19% of our revenue for the year ended December 31, 2005 was derived from the Select Partner model and 81% from our Legacy business model. We anticipate that the percentage of revenue derived from our Select Partner business model will increase over time as the program matures and revenue from Legacy customers stabilizes.

Under the Select Partner model, we target the market for professional and technical credentials, certifications and continuing education supporting those certifications and credentials. Our primary marketing goals are to identify and partner with certification and credentialing organizations with: (1) 10,000 or more memberships; (2) increasing demand for their subject matter, body of knowledge or certification; (3) successful instructor-led education programs; and (4) minimal online education presence. We offer these organizations the opportunity to grow their revenues by leveraging and scaling their existing instructor-led programs through our outsourced e-Learning offering. Under a typical Select Partner agreement, we enter into an exclusive e-Learning relationship with the partner for three to four years, and we typically share the revenue from online sales equally with the partner in return for our development of the courses from the partner’s content. Historically, there has been no charge to the partner for the course development except for the cost of providing subject matter experts to assist in design, development and review of the online course. However, we are transitioning to a model where we expect our partner to contribute at least 50% to the cost of their courseware development. This new expense-sharing model helps to ensure the partner has a vested interest in the success of the course. VCampus and the partner typically co-own the completed online course. The Select Partners can therefore repurpose their highly-demanded training courses for online delivery to enhance and support their professional development programs. The Select Partners benefit from our expert course development, publishing, hosting, e-commerce, reporting and account support and marketing services. We enable these organizations to add online learning quickly, efficiently and relatively inexpensively. The Select Partner program enables us to reach these targeted markets through courses exclusively available on our platform.

As of March 2006, we had 14 Select Partners, through which we have released a total of 21 course titles and three exams and have also converted 27 course titles from another hosting platform to ours. We are currently developing four additional Select Partner courses for release. Under this program, we have delivered more than 4,000 courses since completion of the pilot program in the fall of 2003.

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

As of March 2006, under the Legacy model we offer more than 3,800 online course titles and have delivered more than 3.0 million courses to more than 1.0 million desktops/users since inception of the program in 1997.

We believe our market strengths to be:

•       minimal upfront investment required for customers;

•       ready-to-go library of more than 3,800 online courses;

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

We believe that we hold the following key advantages in the e-Learning marketplace:

Diversified business base.   We serve customers from a wide variety of market sectors—including corporations, government agencies, associations and professional credentialing and certification organizations. This diversification enables us to provide our customers with the opportunity and ability to participate in and market themselves to multiple communities of learning. The VCampus platform enables our customers to share content, thereby creating cross-sale opportunities from customer to customer. Several of our customers successfully sell their content to other VCampus customers simply by offering their content on the advanced VCampus platform.

Open technology.   Our technology affords customers a number of advantages in terms of its ability to rapidly and cost-effectively implement a comprehensive and secure e-Learning and training environment. Our content-neutral, open architecture platform allows for access to a wide range of aggregated content and the ability to quickly add new functionality, leverage new technology and to support a vast number of users. Our web services capabilities enable customers to easily integrate our technology with other existing systems (including enterprise resource planning, or ERP, systems and human resource information systems).

Extensive experience.   We have operated in the e-Learning space for more than nine years and have delivered more than 3.0 million courses to more than 1.0 million desktops/users. We maintain solid, long-term relationships with established customers and benefit from a highly experienced and knowledgeable management team. Our management team has a combined 48 years of experience in the e-Learning and related technology market.

Expansive library of content aggregated from leading sources.   Our existing content library includes publicly-available online courses from more than 40 publishers, including SkillSoft, ElementK, American Media, Vital Learning and Crisp Learning (Course Technology). We also distribute some courseware that has been developed by our customers, such as the New York Institute of Finance, to other VCampus customers. Our wholly-owned library of telecommunications courses is marketed under the Teletutor brand name. Finally, our Select Partner program enables our customers to sell or use recognized brand credentialing and certification courseware appropriate to their market and/or employees or members.

Courseware Development Experience.   We have significant courseware development experience, built over the past ten years. We have experienced instructional designers and project managers on staff supplemented by offshore courseware development firms. We develop high quality courseware, implementing the latest designs for optimization of adult learning, quickly and cost effectively. The scalability of our courseware development infrastructure enables us to meet the growing demands of our Select Partners.

Flexibility.   The flexibility of our technology and implementation process enables us to respond to diverse customer needs. We offer rapid implementation on a content-neutral platform that allows access to both off-the-shelf and proprietary courseware. We offer customization of our products and services for each customer, as well as rapid incorporation of new technologies. Our technology and services are designed to be scaleable on demand to meet customer needs.

Comprehensive Services.   We offer a completely hosted as well as behind-the firewall systems, accessible by virtually any web browser. Our offerings include a leading edge Learning Management System, Course Management System and Courseware Delivery Engine. Our technology and service have been proven and tested through successful implementations for scores of customers, through which thousands of students have experienced VCampus-based e-Learning for up to nine years. Additionally, we continue to introduce new technology to provide additional features for our customers.

Company Strategy

Our goal is to be the leading service provider of integrated e-Learning services by helping customers improve their performance and achieve their goals. Our strategies to achieve this objective include continuing to: create partnerships with leading credentialing and certification organizations; develop high quality courseware quickly for our Select Partners; provide superior customer service; and develop new and upgrade existing technologies. Our strategy also includes increasing revenue from each customer by converting more of each customer’s proprietary instructor-led content to online distribution through the VCampus platform. We also intend to grow the cross-selling of content between various customers. The intended result is increased market penetration and enhanced customer loyalty.

Create Partnerships with Leading Credentialing Organizations

The Select Partner program is our core focus for expanding the business. Under this strategy, we seek to partner with organizations that provide highly-sought credentialing or certification services to large addressable markets. Our target partners currently provide most, if not all, of their educational programs through instructor-led programs, thus leaving an under-addressed market opportunity for end users who seek the credentialing or certification through an online course. By developing online courses under our Select Parmer program, we are able to address this market opportunity jointly with these partners.

During 2004, we formed new relationships with the following seven Select Partners, the majority of which offer credentials or training for learners interested in obtaining credentials: the Association for Financial Professionals, PCI Global, Inc., the National Council of State Boards of Nursing, the National Contract Management Association, the American College of Forensic Examiners International, the New York Institute of Finance and Kiplinger Washington Editors, Inc. During 2005 and through the first quarter of 2006, we formed new relationships with the following four Select Partners: Regulatory Affairs Professionals Society, Sourcefire, Inc., the CFA Institute and the Emergency Nurses Association.

Develop High Quality Courseware Quickly for Select Partners

Addressing the market opportunity swiftly is essential to a successful Select Partner strategy. With nearly a decade experience in the budding e-Learning industry, we have developed the capabilities and expertise to fulfill the course development needs of our current and new partners quickly, while delivering superior quality. As such, we are able to work with our Select Partners to transform their traditional, instructor-led content into high-quality online courses while the market opportunity is still ripe.

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

During 2003 and early 2004, we announced the introduction of VCampus’ enhanced web-based Course Management System to support both self-paced and instructor-managed online learning. The VCampus Course Management System (CMS) 5.0 delivers important features including a newly designed Gradebook that tracks multiple student activities, integrated course discussion boards, a built-in testing and assessment engine, as well as powerful communications tools. This CMS release marks the implementation of a new Java-based enterprise architecture designed for highly reliable, hosted e-Learning. CMS 5.0 also includes a newly-designed course authoring tool.

Early in 2004, we introduced a new Learning Management System (LMS). This LMS, which we license from a third-party provider, provides our customers with the ability to support and manage online, live and blended learning. Capabilities include advanced LMS features, live chat, skills assessment and multilingual capabilities. The LMS provides learners with convenient access to course-specific data, supporting information and communications functions, all in one convenient location on the desktop. The system also includes a personal calendar, reminder notes and other tools that make learning more efficient. The system is customizable and allows our clients to obtain their own look, feel and features on a hosted basis. The new LMS integrates with human resource, enterprise resource planning and customer relationship management and other enterprise systems. In 2005, we continued development of both our CMS and Legacy LMS through feature and performance enhancements. In addition, we started a project to develop a new assessment system (to replace our legacy assessment system) which we plan to release by June 30, 2006.

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

Existing Courseware Library

We currently offer more than 3,800 courses real-time on our e-Learning system, the majority of which are publicly-available courses. Our courseware strategy involves the provision of the following three components: (1) strategically-developed courses from VCampus based on Select Partner content; (2) COTS, or commercial off-the-shelf, courses from a variety of leading third-party course vendors; and (3) custom courseware development for the proprietary training needs of our customers.

Strategically Developed Courses

We invest in the development of courses which we deem strategic in nature to attract customers with strong revenue prospects. Typically, this type of course is developed in partnership with a leading expert in the field, typically under the Select Partner program. Content considered for co-development must target a large, reachable audience and offer the audience some compelling reason to attend the course (e.g., compliance with laws, certification, CPEs or CEUs). Examples of strategically-developed courses include Information Security and Project Management courses. Courses so developed may be owned, at least partially, by us.

COTS Library

The majority of the online courses delivered from our library through our e-leaning system are commercial off-the-shelf, or COTS, courses. The current library was built from a combination of acquisitions, our own development efforts and relationships with leading content providers such as SkillSoft, Element K, Coastal Training Technologies, PureSafety, PCI Global, Course Technology Publications, Aztec Software and the New York Institute of Finance. Although we do not provide accreditation or certification itself, a number of our current courses provide either accreditation or certification through our content providers.

Custom Library

Our existing custom courseware library consists of online courses built by our legacy corporate, government agency, and association customers for their own proprietary use. Approximately 50% of these legacy customers have such custom courses ranging from a few courses to 50 or more per customer. We believe these courses increase customer retention and provide more long-term revenue potential than commercial off-the-shelf courses, which have become commoditized.

Customers

Our primary target markets for our Select Partner program are professional credentialing and certification organizations, corporations, government agencies, and associations. In 2004, our online tuition revenues were balanced fairly equally among the government, corporate training and higher education distance learning customers with 4% of total revenues derived from professional credentialing and certification organizations. In 2005, total revenues were balanced fairly equally between government and corporate training customers with revenues derived from professional credentialing and certification organizations at approximately 19% of our total revenues. We expect revenues from professional credentialing and certification organizations to grow to a larger percentage of our total revenues in the coming years.

Sales and Marketing

Our primary marketing goals are to identify and attract organizations that offer the opportunity for developing significant relationships with us. Our principal marketing and sales focus is the Select Partner program. Our sales force and marketing efforts target organizations that offer highly-sought after professional credentials or certifications to organizations with generally at least 10,000 members. We target organizations that, additionally, offer little to no online learning currently to their members. In turn, under this program our Select Partners become a sales and marketing channel for the courses we jointly introduce on the VCampus platform.

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

In addition to direct sales efforts, we market our products and services through a variety of means, including Select Partners, the Web, public relations, trade shows, direct mail, trade publications, resellers and strategic partners. We believe that forming strategic marketing alliances with channel partners who will sell, promote and market our products and services will be important for growth.

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

A number of companies, including SkillSoft, SumTotal Systems, Saba and Pearson, compete in this market, as well as many others. In addition to traditional classroom and distance learning providers, other institutions such as Apollo Group (through University of Phoenix Online) offer their own accredited courses online. Many education providers use some of our methods, including e-mail, bulletin boards, threaded discussion and electronic conferencing, as well as other delivery methods such as satellite communications and audio and videotapes.

We believe that it is becoming increasingly apparent that e-Learning providers must not only remain technologically advanced, but also, more importantly, offer “complete” service offerings. This “complete service offering” approach includes offering customers: access to a large library of high quality, off-the-shelf courses; the ability to produce customized courses quickly and effectively; and value-added features that allow flexibility and scalability. Additionally, successful e-Learning services must be affordable, convenient and easy to use and administer.

Trademarks and Proprietary Rights

We regard our copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and we rely upon federal statutory as well as common law copyright and trademark law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We own registered trademarks in the United States for: Courseware Construction Set, Pointpage, Content Matters, V (& design), VCampus (& design), www.vcampus.com, Select Partner and Govlearn. We have filed intent-to-use applications for the following: VCampus Your e-Learning Partner, VCMP, Unlock the Value of Your Branded Content and VCampus Professional Certification & Development Center. We have licensed the right to use the web address www.vcmp.com.

Employees

As of March 1, 2006, we had 31 employees, consisting of eight full-time and three part-time employees in general business operations, six full-time employees in sales and marketing, eight full-time employees in product development, and five full-time and one part-time employee in finance and administration. None of our employees is represented by a union and there have been no work stoppages. We believe that our employee relations are good.

Where you can find additional information

Our website address is www.vcampus.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 1A.                Risk Factors.

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

We have incurred losses and anticipate future losses, which could have an adverse impact on the trading price of our common stock.   We have incurred significant losses since our inception in 1984, including net losses attributable to common stockholders of $6.2 million, $6.6 and $5.9 million for the years ended December 31, 2003, 2004 and 2005, respectively. As of December 31, 2005, we had an accumulated deficit of $102.9 million, stockholders’ equity of $2.7 million and working capital of $0.7 million. We expect losses from operations to continue until our Select Partner business model matures. For these and other reasons, we cannot assure you that we will ever operate profitably, which could have an adverse impact on the trading price of the shares held by our stockholders.

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

Failure to raise additional capital, as and when needed, could prevent us from executing our business strategy and could prevent us from maintaining compliance with Nasdaq listing standards.   If we are not able to generate sufficient cash for ongoing operations, we will need to raise additional funds through public or private sale of our equity or debt securities or from other sources for the following purposes:

•       to execute on our Select Partner business model;

•       to fund our operating expenses; and

•       to maintain compliance with the minimum stockholders’ equity required for continued listing on Nasdaq.

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

Our need to raise additional funds could also directly and adversely affect stockholder investment in our common stock in another way. When a company raises funds by issuing shares of stock, particularly at a discount to the market price, the percentage ownership of the existing stockholders of that company is reduced, or diluted. If we raise funds in the future by issuing additional shares of stock (as we have in the past), stockholders may experience significant dilution in the value of their shares. Additionally, certain types of equity securities that we have issued in the past, including our currently outstanding Series A-1 and B-1 Preferred Stock, and may issue in the future could have rights, preferences or privileges senior to the rights of the holders of our common stock.

We have in the past and may in the future fund the Company with debt obligations which typically require payment of principal and interest in cash, therefore, reducing the cash we would have available to meet operating requirements. We began making quarterly principal and interest payments in cash on our outstanding convertible debt in July 2005. Cash payments for principal under these notes are $99,000 per quarter through the maturity date in April 2009. Initial cash payments for interest under these notes were approximately $36,000 per quarter beginning July 2005 and will gradually be reduced as the principal is paid down. Additionally, debt obligations may make additional financing offerings more difficult to enter into which may result in less favorable financing terms for us.

If we fail to maintain compliance with our Nasdaq Capital Market listing, the value and liquidity of our shares could be impaired.   Our common stock is currently listed on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). Nasdaq has certain requirements that a company must meet in order to remain listed on the Nasdaq Capital Market. If we continue to experience losses from our operations or if we are unable to raise additional funds as needed, we may not be able to maintain compliance with the minimum $2.5 million stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. At December 31, 2005, our stockholders’ equity was $2.7 million. To address our deficiency in the required minimum stockholders’ equity at September 30, 2005, we completed a $2.3 million equity private placement of our Series A-1 Preferred Stock in December 2005, which permitted us to demonstrate stockholders’ equity of approximately $3.95 million on a pro forma basis as of September 30, 2005 after giving effect to the net proceeds received in the financing. Nasdaq notified us in January 2006 that we had regained compliance with the stockholders’ equity requirement. However, Nasdaq will continue to monitor our stockholders’ equity and we would become subject to delisting proceedings if we fail to remain in compliance. We demonstrated compliance with the stockholders’ equity requirement at December 31, 2005 and our $2.3 million private placement of Series B-1 Preferred Stock in March 2006 further increased our stockholders’ equity.

In addition, we received a notice in October 2005 from the Nasdaq Stock Market indicating we were not in compliance with Nasdaq’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”). Nasdaq stated in its notice that in accordance with Nasdaq Marketplace Rules, we will be provided 180 calendar days, or until April 26, 2006, to regain compliance with the Minimum Bid Price Rule.

If at any time before April 26, 2006, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us written notification that we have achieved compliance with the Minimum Bid Price Rule. No assurance can be given that we will regain compliance during the 180-day compliance period. The closing sale price of our common stock on March 20, 2006 was $0.62 per share. If we do not regain compliance during the compliance period, Nasdaq would then provide us with written notice that our common stock would be delisted from the Nasdaq Capital Market. The Nasdaq Capital Market and the Nasdaq Over-the-Counter Bulletin Board are significantly less active markets than the Nasdaq National Market. Stockholders could find it more difficult to dispose of their shares of our common stock than if our common stock were listed on the Nasdaq National Market.

If our common stock were delisted from the Nasdaq Capital Market, it could be more difficult for us to obtain other sources of financing in the future. Moreover, if our common stock were delisted from the Nasdaq Capital Market, our stock could be subject to what are known as the “penny stock” rules. The “penny stock” rules place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq Capital Market, the ability or willingness of broker-dealers to sell or make a market in our common stock could decline. As a result, the ability of our stockholders to resell their shares, and the price at which they could sell their shares, of our common stock could be adversely affected. If our common stock were delisted from the Nasdaq Capital Market, it could be more difficult for us to retain existing and obtain new customers. The ability to continue to form new strategic relationships may be negatively impacted. As a result, delisting could result in a negative impact on our customer base and revenue, and, consequently, a negative impact on stockholder value.

The large number of our shares eligible for future sale could have an adverse impact on the market price of our common stock.   A large number of shares of common stock already outstanding, along with shares issuable upon exercise of options or warrants or conversion of convertible notes, are eligible for resale, which may adversely affect the market price of our common stock. As of December 31, 2005, we had 9,592,074 shares of common stock outstanding, 1,402,395 shares of common stock were issuable upon conversion of Series A-1 Preferred Stock, another 849,946 shares were issuable upon conversion of convertible notes and another 7,080,163 shares were issuable upon exercise of outstanding warrants and options. Substantially all of the shares subject to outstanding warrants and options will, when issued upon exercise, be available for immediate resale in the public market pursuant to currently effective registration statements under the Securities Act of 1933, as amended, or pursuant to Rule 701 or Rule 144 promulgated thereunder. Some of the shares that are or will be eligible for future sale have been or will be issued at discounts to the market price of our common stock on the date of issuance.

In December 2005, we issued 2,342 shares of Series A-1 Preferred Stock (convertible into a total of 4,684,000 shares of common stock assuming the lowest reset conversion price of $0.50 per share) and warrants to purchase a total of 3,702,000 shares of common stock in a private placement financing and agreed to register the resale of all of these shares by May 2006. We have agreed to register for resale all of the shares of common stock issued or issuable in connection with our December 2005 financing. Resales or the prospect of resales of these shares may have an adverse effect on the market price of our common stock. See also the description of our recent Series B-1 Preferred Stock financing, representing additional shares available for future issuance, under the heading “Liquidity and Capital Resources” in the Management Discussion and Analysis of Financial Condition and Results of Operations in this report.

Our substantial dependence on third-party relationships could impair our ability to achieve our business objectives and serve our customers.   We rely on maintaining and developing relationships with customers, Select Partners, professional credentialing and certification organizations and other businesses that provide content for our products and services, corporations, government agencies, and associations and with companies that provide the Internet and related telecommunications services used to distribute our products and services to customers.

We have relationships with a number of customers, professional credentialing and certification organizations and other businesses that provide us with course content for our online products and services, as well as access to their members who are the ultimate end users of our products. Some of the agreements we have entered into with these content providers limit our use of their course content, some do not cover use of any future course content and most may be terminated by either party upon breach of the agreement by the other party or bankruptcy of the other party. For example, our agreement with Certified Financial Analysts, or CFA, can be terminated by CFA in the event our common stock is involuntarily delisted from the Nasdaq Capital Market. Our ASP-based business model is not compatible with the business models of certain content providers which may lead them to terminate the future licensing of existing and new course content to us or fail to make this content available to us at commercially reasonable rates or terms necessary for success under our business model. Given our plans to introduce additional online courses in the future, we will need to license new course content from existing and prospective content providers. However we might not be able to maintain and modify, if necessary, our existing agreements with content providers, or successfully negotiate agreements with prospective content providers. If the fees we pay and/or the expenses we incur to acquire or distribute content increase, our operating costs and results of operations could be adversely affected. We might not be able to license or otherwise acquire course content at commercially reasonable rates or at all.

We have licensed a Learning Management System from a third party provider under an agreement that expires on December 31, 2008. If the provider does not perform on the contract, does not continue to upgrade and maintain the LMS, does not renew the agreement with VCampus or in some other way impairs our ability to provide the LMS to our customers, our ability to compete would be adversely affected.

We depend heavily on third-party providers of Internet and related telecommunications services. In order to reach customers, our products and services have to be compatible with the web browsers they typically use. Our customers have access to us through their arrangements with Internet service providers. We also depend heavily on the third-party provider of our off-site data center and the related utilities (electricity and HVAC), physical security and access, and Internet services that it provides.

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

We may be unable to effectively integrate any acquisitions we might make, which could disrupt or have a negative impact on our business.   Part of our growth strategy includes pursuing acquisitions. Any integration process may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management’s attention from, the business as a result of a number of obstacles, including but not limited to:

•       the loss of key customers of the acquired company;

•       the incurrence of unexpected expenses and working capital requirements;

•       a failure of our due diligence process to identify significant issues or contingencies or to properly assess the value and determine an appropriate purchase price;

•       difficulties assimilating the operations and personnel of the acquired company;

•       difficulties effectively integrating the acquired technologies with our current technologies;

•       Our inability to retain key personnel of acquired entities;

•       failure to maintain the quality of customer service;

•       Our inability to achieve the financial and strategic goals for the acquired and combined businesses; and

•       difficulty in maintaining internal controls, procedures and policies.

Any of the foregoing obstacles, or a combination of them, could increase selling, general and administrative expenses in absolute terms and/or as a percentage of net sales, which could in turn negatively impact our net income and cash flows.

As part of our plans to grow our business, we periodically evaluate potential acquisition candidates that we believe would compliment our e-Learning business. We have limited experience acquiring other businesses and there can be no assurance that we will be successful completing acquisitions or integrating the operations of acquired companies into our business. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in completing any acquisitions, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

Our facilities, personnel and financial and management systems may not be adequate to effectively manage the future expansion we believe necessary to increase our revenues and remain competitive.   We anticipate that future expansion will be necessary in order to increase our revenues. In order to effectively manage our expansion, we may need to attract and hire additional sales, administrative, operations and management personnel. We cannot assure you that our facilities, personnel and financial and management systems and controls will be adequate to support the expansion of our operations, and provide adequate levels of service to our customers and partners. If we fail to effectively manage our growth, our business could be harmed.

We operate in a highly competitive industry and may not be able to compete effectively.   The market for online educational and training products and services is highly competitive and we expect that competition will continue to intensify. There are no substantial barriers to entry into our business, and we expect that established and new entities will enter the market for online educational and training products and services in the near future.

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

As the revenue potential for online delivery of educational and training courses continues to grow, the market is likely to attract a number of large, well-capitalized competitors seeking to diversify their revenue streams into this market. Not only will some of these potential competitors be well capitalized and be willing to operate in the market at a loss to build market share, they may also acquire and/or substantially fund our other competitors which could weaken demand for our products and make it more difficult for us to reach or even prevent us from reaching profitability.

The loss of services of any member of our key personnel could prevent us from adequately executing on our business strategy.   Our future success depends on the continued contributions of our key senior management personnel, consisting of Narasimhan Kannan, Chief Executive Officer, Christopher Nelson, Chief Financial Officer, Ronald Freedman, Senior Vice President, e-Learning Solutions, Laura Friedman, Vice President—Co-Publishing, and Kerry Frederick, Vice President of Content Sales. We do not maintain “key man” life insurance on any of our executive officers. The loss of services of any of our key management personnel, whether through resignation or other causes, or the inability to attract qualified personnel as needed, could prevent us from adequately executing our business strategy.

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

•       capital expenditures and other costs relating to the expansion of operations or the acquisition of complimentary businesses;

•       the introduction of new products or services by us or our competitors;

•       the mix of the products and services sold and the channels through which those products and services are sold;

•       pricing or accounting changes; and

•       general economic conditions.

As a strategic response to a changing competitive environment, we may elect from time to time to make certain pricing, service or marketing decisions that could have a material adverse effect on us. We believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that in some future quarter, our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely decline. We also believe that the price of our shares has been adversely affected, and may continue to be adversely affected, by short sales by unknown groups and by the involuntary listing of our shares in the unregulated Berlin Stock Exchange. The Berlin Stock Exchange is known to permit “naked shorts” and creates an environment for the speculation in shares that is not permitted under U.S. law.

We rely on significant customers, and if we fail to maintain and develop relationships with such customers, we might not generate revenues necessary to achieve our business objectives.   A significant portion of our revenues is generated by a limited number of customers. For the twelve months ended December 31, 2005, two customers, the U.S Department of Veterans’ Affairs and a large insurance company, accounted for approximately 36% and 20% of our revenues, respectively. In 2004, three customers, the U.S. Department of Veterans’ Affairs, Park University and a large insurance company, accounted for approximately 27%, 25% and 21% of our revenues, respectively. We expect that we will continue to depend on large contracts with a limited number of significant customers at least through the near future. This situation can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts. Most of our customers have no obligation to purchase additional products or services from us.

Park University elected not to renew its relationship with VCampus as of May 2004. Park University represented 25% of VCampus revenues in 2004 and 36% in 2003. In addition to the loss of the revenue from Park University, our ability to compete effectively in the higher education market space has been adversely impacted by the loss of this customer.

If we fail to maintain and develop relationships with significant customers, we might not be able to generate revenues necessary to achieve our business objectives.

We rely heavily on a limited number of contracts with the U.S. government, which are subject to termination for convenience by the government at any time. While we have experienced no such terminations and have had contracts with these agencies for a number of years, should such terminations occur, they could cause a material adverse impact on our operations.   During the twelve months ended December 31, 2005 and 2004, 39% and 35%, respectively, of our net revenues were derived from performance on a limited number of contracts with U.S. government agencies, primarily the Department of Veterans Affairs, which represented 36% and 27% of our net revenues for the twelve months ended December 31, 2005 and 2004, respectively. Therefore, any significant disruption or deterioration of our relationship with the U.S. government agencies with which we do business would significantly reduce our revenues. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are generally multiyear contracts, however, they are subject to non-renewal annually, as well as termination by the government for convenience at any time. The government may choose to use contractors with competing technologies or it may decide to discontinue any of our programs altogether. In addition, the contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have a material adverse impact on our operations.

System failures and capacity constraints could interfere with our efforts to attract customers and attain market acceptance of our products and services.   A key element of our strategy is to generate a high volume of online traffic to our products and services. Accordingly, the performance of our products and services is critical to our reputation, our ability to attract customers and attain market acceptance of our products and services. Any system failure that causes interruptions in the availability or increases response time of our products and services would result in less usage of our products and services and, especially if sustained or repeated, would reduce the attractiveness of our products and services. For example, in 2005 we experienced a number of “downtimes” with our data center provider that we consider unacceptable. Although we have taken actions to remedy these failures, they might recur. In addition, our system has single points of failure and requires a weekly maintenance window, both of which increase the time the system is unavailable to our users. An increase in the volume of use of our products and services could strain the capacity of the software or hardware we use or the capacity of our network infrastructure, which could lead to slower response time. Any failure to expand the capacity of our hardware or network infrastructure on a timely basis or on commercially reasonably terms would reduce the attractiveness of our products and services. We also depend on web browsers and Internet service providers for access to their products and services, and users may experience difficulties due to system failures unrelated to our systems, products and services.

If the security of information stored in and transmitted through computer systems of VCampus and its end-users is not adequately secured, we could incur significant liability and potential customers might be deterred from using our products and services.   We include in our products certain security protocols that operate in conjunction with encryption and authentication technology. In addition, we monitor our system with intrusion detection devices. Despite these technologies, our products may be vulnerable to break-ins and similar disruptive problems caused by online users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and the computer systems of end-users, which may result in significant liability for us and may also deter potential customers. For example, computer “hackers” could steal, remove or alter portions of our online courseware or customer payment and identification information. Persistent security problems continue to plague the Internet, the Web and other public and private data networks. Alleviating problems caused by third parties may require us to make significant expenditures of capital and other resources and may cause interruptions, delays or cessation of service to our customers and to us. Moreover, our security and privacy concerns and those of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the online marketplace generally, and our customer base and revenues in particular. We attempt to limit our liability to customers, including liability arising from a failure of the security features contained in our products, through contractual provisions limiting warranties and disallowing damages in excess of the price paid for the products and services purchased. However, these limitations might not be enforceable. We maintain liability insurance to protect against these risks. However, this insurance may be inadequate or may not apply in some situations.

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

We might not be able to adequately protect our intellectual property rights.   We regard our copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and we rely upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights.

We have had certain trademark applications denied and may have more denied in the future. We will continue to evaluate the need for registration of additional marks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology. Any such litigation may be time-consuming and costly, cause product release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon us. For example, we were forced to pursue legal action during 2004 to prevent unauthorized use of the web address www.vcampus.us and we are currently pursuing efforts to eliminate the unauthorized use of the domain name www.vcampus.ch by a third party. These royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Our means of protecting our proprietary rights might not be adequate and our competitors might independently develop similar technology, duplicate our products or services or design around patents or other intellectual property rights we have. In addition, distributing our products through online networks makes our software more susceptible than other software to unauthorized copying and use. For example, online delivery of our courseware makes it difficult to ensure that others comply with contractual restrictions, if any, as to the parties who may access such courseware. If, as a result of changing legal interpretations of liability for unauthorized use of our software or otherwise, users were to become less sensitive to avoiding copyright infringement, we might not be able to realize the full value of our intellectual property rights.

Government regulation of business conducted on the Internet could decrease the demand for our products and services or increase our cost of doing business.   There are currently few laws or regulations that directly apply to activities on the Internet. We believe that we are not currently subject to direct regulation by any government agency in the United States, other than regulations that are generally applicable to all businesses. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet and/or online delivery of course content. Some of the issues that these laws and regulations may cover include user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. The applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. For example, we have an open matter before the Virginia Department of Taxation as to whether we owe use tax on third-party royalties paid by us to content providers for courses we delivered online. Any new legislation or regulation, or application or interpretation of existing laws, could decrease online demand for our products and services or increase our costs.

We could issue additional preferred stock and take other actions that might discourage third parties from acquiring us.   Our board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. In December 2005, we created and issued a new class of Series A-1 Preferred Stock. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of the Series A-1 Preferred Stock and any other preferred stock that we may issue in the future such as the new class of Series B-1 Preferred Stock we created and issued in March 2006. Issuing preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, the preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, the existing or future preferred stock could decrease the market value of our common stock.

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

We might not be able to use net operating loss carryforwards.   As of December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $69.7 million, which will expire at various dates through 2025. Our ability to use these net operating loss and credit carryforwards to offset future tax obligations, if any, may be limited by changes in ownership. Specifically, management believes that deemed changes in ownership resulting from our recent equity financings will likely prevent us from using part or all of the net operating losses and credit carryfowards under the IRS change in ownership rules. We have recognized a full valuation allowance against these deferred tax assets because we have determined that it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets. Any limitation on the use of net operating loss carryforwards, to the extent it increases the amount of federal income tax that we must actually pay, may have an adverse impact on our financial condition.

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

•       the uncertainties and risks we face relating to our Nasdaq Capital Market listing;

•       the large number of our shares eligible for future sale could have an adverse impact on the market price of our common stock;

•       our future capital needs and the uncertainty of additional funding;

•       our potential inability to compete effectively;

•       a developing market, rapid technological changes and new products;

•       risks associated with acquisitions and expansion;

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

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

Our executive offices and principal administration, technical, marketing and sales operations are located in approximately 16,700 square feet of leased space in Reston, Virginia pursuant to a lease that expires in February 2010. The aggregate annual monthly rent for this facility is $43,965, subject to 3% annual increases. We believe that our existing office space is sufficient to accommodate our current needs and that suitable additional space will be available on commercially reasonable terms to accommodate any expansion needs through 2006 should the need arise.

Item 3.                        Legal Proceedings.

Although we are not currently involved in any material pending legal proceedings, we could be subject to legal proceedings and claims in the ordinary course of our business or otherwise, including claims relating to license agreements, royalties or claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us and our licensees.

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

Executive Officers

As of March 20, 2006, our executive officers were as follows:

Name	Age	Positions
Nat Kannan	56	Chairman and Chief Executive Officer
Christopher L. Nelson	43	Chief Financial Officer, Chief Information Officer and Secretary
Kerry A. Frederick	53	Vice President, Content Sales
Ronald E. Freedman	56	Senior Vice President, e-Learning Solutions
Laura B. Friedman	44	Vice President, Co-Publishing

Narasimhan “Nat” Kannan has served as VCampus’ Chairman of the Board of Directors since he founded VCampus in 1984. He resumed the Chief Executive Officer position in December 2002, a position he formerly held from 1984 to 2000. Prior to founding VCampus, he co-founded Ganesa Group, Inc., a developer of interactive graphics and modeling software, in 1981. He also served as a consultant to Booz Allen and Hamilton, Inc., the MITRE Corporation, The Ministry of Industry of the French Government, the Brookhaven and Lawrence Livermore National Laboratories, the White House Domestic Policy Committee on Energy and Control Data Corporation. He holds a B.S. in Engineering from the Indian Institute of Technology in Madras, India, and he performed advanced graduate work in business and engineering at Dartmouth College.

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

Kerry A. Frederick joined VCampus as Vice President of content sales in October 2005. In that position, he leads our efforts to accelerate the growth of our Select Partner courseware revenues through global channels and enterprise sales. Prior to joining VCampus, Mr. Frederick was the Vice President of Sales for Knowlagent, Inc., an Atlanta, Georgia-based provider of web-based learning and performance improvement solutions, since 2001. At Knowlagent he developed a targeted approach to expanding coverage and creating greater value for the Knowlagent solution resulting in significant increases in customers and revenue as well as market expansion in Europe. Prior to working at Knowlagent, he was a partner and Vice President of Sales for Technology Ventures, Inc., a private investment firm which invested in a number of portfolio companies, including The McCall Consulting Group, which has provided consulting services and high-end certification training for a variety of software development solutions since 1993. He holds Bachelors and Masters Degrees in Business from Georgia State University and has done advanced studies in Marketing Management from Stanford University Graduate School of Business.

Ronald E. Freedman is responsible for e-Learning Solution sales with a particular emphasis on the government market. Mr. Freedman has more than 20 years of hands-on experience in sales management, strategic planning, business development, and execution of profit and loss responsibility. Mr. Freedman joined VCampus in 2001 from USinternetworking, Inc. (USi) where he was Vice President of Information Assurance and Chief Security Officer from 1999 through 2001. While at USi, he was responsible for the design, implementation and management of the USi Total Security Architecture, a best-of-breed security portfolio. Prior to joining USi, Freedman was Vice President of one of the business divisions at The Netplex Group, Inc. for four years. There, he was responsible for sales, marketing and fulfillment of a wide range of technology-based products and services. Previously, Mr. Freedman was Vice President, Systems and Services for COMSIS Corporation, where he managed the division of the professional services company providing contingency planning and information security services to commercial and government customers. He also served as Executive Vice President of Advanced Information Management, Inc., where he was responsible for marketing and delivering information security and contingency planning services to Fortune 500 customers. Mr. Freedman worked for General Electric Company for fifteen years, most recently as General Manager, Disaster Recovery Services and Manager, Strategic Planning and Business Development. He also served as a Presidential appointee, on loan to The White House from General Electric, responsible for developing contingency plans as part of the Continuity of Government Program. Mr. Freedman holds a BA in Economics from Northeastern University in Boston and an MBA in Management from Babson College in Wellesley, MA. He currently serves as Chairman of ITAA’s e-Learning Committee.

Laura B. Friedman is responsible for developing and managing partnerships under the Select Partner program and for our courseware production group, or Custom Design Studio. Ms. Friedman is an experienced professional publishing executive, having served for more than 17 years in a variety of marketing, editorial and content development positions in both traditional and electronic publishing. Prior to joining VCampus, she served as Vice President of Learning Services at Zoologic, Inc. from November 2002 to August 2004. A long time supporter of e-Learning, she founded the e-Learning program at The New York Institute of Finance (NYIF), Pearson’s financial training division, where she was Vice President of e-Learning from May 1996 to November 2002. In addition to creating NYIF’s portfolio of online courses in financial training, Laura oversaw custom development projects for clients such as Accenture, Arthur Andersen and the Financial Times. She served as Director, International Marketing for Business, Professional and Reference products at Simon & Schuster. At McGraw-Hill and Time Warner’s Book-of-the-Month Club, Ms. Friedman held a variety of editorial and marketing positions in professional publishing. She holds a B.A. from the State University at Albany and a MBA from Fordham University.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)           Price Range of Common Stock

Our common stock is currently listed and trades on the Nasdaq Capital Market under the symbol “VCMP.” For each full fiscal quarter since the beginning of 2004, the high and low bid quotations for our common stock, as reported by Nasdaq, were as follows:

	High	Low
2004
First quarter	$3.74	$1.42
Second quarter	$10.00	$1.95
Third quarter	$3.20	$1.03
Fourth quarter	$2.95	$1.04
2005
First quarter	$2.33	$1.31
Second quarter	$1.72	$0.85
Third quarter	$1.49	$0.71
Fourth quarter	$1.00	$0.41

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

(b)          Approximate Number of Equity Security Holders

As of March 20, 2006, the number of record holders of our Common Stock was 126 and we believe that the number of beneficial owners was approximately 2,000.

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

Item 6.                        Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2003, 2004 and 2005, and the balance sheet data as of the years then ended, are derived from, and are qualified by reference to, our audited consolidated financial statements that have been audited by Reznick Group, P.C., our independent auditors. The statement of operations data for the years ended December 31, 2001 and 2002, and the balance sheet data as of the years then ended, are derived from, and are qualified by reference to, our audited consolidated financial statements that have been audited by Ernst & Young LLP, our prior independent auditors.

Statement of Operations Data:

	2001	2002	2003	2004	2005
	(In thousands except per share data)
Net revenues:
Online tuition revenues	$5,782	$5,330	$5,508	$4,498	$4,046
Virtual campus software revenues	72	—	—	—	—
Online development and other revenues	687	496	448	318	518
Product sales revenues	45	—	—	—	—
Other service revenues	122	100	110	48	—
Instructor-led training revenues	102	—	—	—	—
Total net revenues	6,810	5,926	6,066	4,864	4,564
Costs and expenses:
Cost of revenues	1,093	1,462	1,718	1,357	1,731
Sales and marketing	4,554	2,689	2,138	1,895	1,723
Product development and operations	2,273	2,536	2,475	2,725	2,649
General and administrative	2,045	1,693	1,910	1,687	1,488
Depreciation and amortization	2,154	1,356	880	1,227	1,574
Reorganization and other non-recurring charges	188	192	173	—	—
Stock-based compensation	441	76	126	154	110
Total costs and expenses	12,748	10,004	9,420	9,045	9,275
Loss from operations	(5,938)	(4,078)	(3,354)	(4,181)	(4,711)
Other income (expense):
Other income	—	422	207	183	—
Interest income (expense)	5	(220)	(112)	(2,581)	(1,155)
Loss on debt extinguishments	—	(503)	—	—	—
Net loss	$(5,933)	$(4,379)	$(3,259)	$(6,579)	$(5,866)
Dividends to preferred stockholders	(649)	(2,768)	(2,927)	—	(14)
Net loss attributable to common stockholders	$(6,582)	$(7,147)	$(6,186)	$(6,579)	$(5,880)
Net loss per share	$(5.23)	$(4.79)	$(1.81)	$(0.97)	$(0.63)
Net loss per share—assuming dilution	$(5.23)	$(4.79)	$(1.81)	$(0.97)	$(0.63)

	2001	2002	2003	2004	2005
Balance Sheet Data:
Working capital (deficit)	$(885)	$(828)	$(1,187)	$1,820	$701
Total assets	7,012	4,373	4,864	7,119	5,478
Total liabilities	4,198	2,725	2,828	2,274	2,817
Accumulated deficit	(77,060)	(84,207)	(90,393)	(96,972)	(102,852)
Total stockholders’ equity	2,814	1,648	2,035	4,845	2,661

Per share amounts for all periods presented have been adjusted to reflect the one-for-ten reverse stock split which occurred in July 2002.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition and results of operations should be read in conjunction with VCampus’ consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

Our revenues are derived from two primary sources:

•       online tuition revenues; and

•       development and other revenues;

Online tuition revenues are generated primarily from online tuition derived from corporate, government and association customers and sales of our Select Partner courseware. Development and other revenues consist primarily of fees paid to us for creating and developing new online courseware and web-enabling existing courseware.

Critical Accounting Policies and Estimates

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

Revenue Recognition

We derive our revenues from the following sources—online tuition revenues and development and other revenues.

Online tuition revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. Online tuition revenues are generated primarily through three types of contracts: (i) corporate subscriptions, (ii) contracts with Select Partners and (iii) corporate usage. Under corporate subscriptions and Select Partner contracts, revenue is recognized ratably (on a straight-line basis) over the subscription period. For usage contracts, revenue is recognized upon enrollment in a course. Once a student has enrolled in a course, he generally cannot cancel delivery of a course or receive a refund. On rare occasions, we may extend the subscription length for a specific student’s course at no charge. Initial set-up fees related to all online tuition services are recognized ratably (on a straight-line basis) over the contract term.

Development and other revenues consist primarily of fees paid to us for developing and converting courseware. For arrangements that include more than one element, we allocate the total arrangement fee among each deliverable based on vendor-specific objective evidence (“VSOE”) of the relative fair value of each deliverable. VSOE is determined using the price charged when that element is sold separately by us. Development and other revenues earned under courseware conversion contracts are recognized relative to our proportionate performance based on the ratio that total costs incurred to-date bear to total estimated costs. We use direct labor hours as the key criteria to measure progress towards completion. We develop our estimates to complete based on budgeted total costs and periodic assessment by our project managers.

We sometimes recognize development and other revenues as a separate element of an arrangement with a customer that also contains an element to provide courseware delivery services. The SEC Staff believes that the best indicator that a separate element exists is that a vendor sells or could readily sell that element unaccompanied by other elements. We have a history of selling courseware development and conversion services unaccompanied by other elements. Further, EITF 00-21 (“Revenue Arrangements with Multiple Deliverables”), states that a deliverable should be segmented and accounted for separately from the remainder of the arrangement if: (1) there is objective and reliable evidence of the fair value of the element and (2) the element does not affect the quality of use or the value of the other elements and the element can be purchased from an unrelated vendor without effecting the quality of use or value of the other elements. We believe that the hourly rates charged for development revenues are consistent and represent the fair value of these services.

In most cases, development projects are requested after delivery of online tuition services has begun (i.e. no development work was considered when terms of the online tuition agreement were negotiated). We have demonstrated the ability for our developed and converted material to be used in absence of our platform. In addition, customers can use other vendors to develop electronic course material or develop course material internally for use on our platform. Accordingly, we believe that separate recognition of development revenues for customers who have online tuition contracts is appropriate.

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

Capitalized Software and Courseware Development Costs

We capitalize costs associated with internally developed software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll, payroll-related costs, and interest costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize software and courseware development costs when the projects under development reach technological feasibility. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the vcampus or courseware, typically two to three years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events.

We evaluate capitalized software costs in accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (as amended)”. In assessing whether there is an impairment issue with respect to capitalized software costs, we determined that there is no reliable basis for estimating future gross revenues related to our capitalized software. However, our capitalized software is expected to continue operations well into the future. As it represents a majority of our business, we do not expect the revenue stream relating to online courses to end and, accordingly, we will continue to make modifications in order for our capitalized software to remain viable. In estimating future expected cash flows (i.e. inflows less outflows) we use historical cash flows that are directly associated with the online tuition revenue and an estimate of the outflows that are expected to arise as a direct result of the use and eventual disposition of the asset.

We evaluate capitalized courseware development costs at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired, to determine if the unamortized balance related to any given course exceeds the estimated net realizable value of that course. Estimating net realizable value requires us to estimate future revenues and cash flows to be generated by the course and to use judgment in quantifying the amount, if any, to be written off. We consider courseware development costs impaired when the carrying amount is not recoverable and exceeds the asset’s fair value. The carrying amount is deemed unrecoverable if it is greater than the sum of undiscounted cash flows expected to result form use and eventual disposition of the asset. We recognize an impairment charge equal to the excess of the carrying amount over the fair value of the asset.

In estimating future cash flows (i.e., inflows less outflows) we use only those directly associated with the use and ultimate disposition of the underlying asset. In estimating future cash flows to test for recoverability we take all available evidence into account based on our planned usage of the underlying asset and use assumptions consistent with those used to develop other information (i.e., internal projections, forecasts, and budgets). The period over which cash flows are projected is based on the remaining useful life of the underlying asset. As a result of our analysis, we recorded provisions for impairment relating to capitalized courseware development costs.

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

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” goodwill and other indefinite-lived intangibles are subject to an annual impairment review. We may determine through the impairment review process that goodwill or other indefinite-lived intangibles have been impaired, resulting in an impairment charge in the period the review is completed.

Derivative financial instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments that we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not “clearly and closely” related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not “clearly and closely” related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be “conventional convertible debt” (or “conventional convertible preferred stock”), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of us, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement may be deemed to not be within the control of the us and, accordingly, we may be required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Derivative financial instruments are required to be initially measured at their fair value. For derivative financial instruments that shall be accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

In circumstances where the embedded conversion option in a convertible instrument may be required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

If the embedded derivative instrument is to be bifurcated and accounted for as a liability, the total proceeds received will be first allocated to the fair value of the bifurcated derivative instrument. If freestanding options or warrants were also issued and are to be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

To the extent that the fair values of the bifurcated and/or freestanding derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is required to be recognized, in order to initially record the derivative instrument liabilities at their fair value. The discount from the face value of the convertible debt instrument is required to be amortized over the life of the instrument through periodic charges to income, using the effective interest method. When the instrument is convertible preferred stock, the periodic amortization of the discount is charged directly to retained earnings.

We review the classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, at the end of each reporting period. Derivative instrument liabilities are required to be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. We currently do not have any derivative instruments that are required to be bifurcated and recorded as liabilities.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net revenues for the periods indicated:

	2003	2004	2005
Statement of Operations Data:
Revenues:
Online tuition revenues	90.8%	92.5%	88.6%
Development and other revenues	7.4	6.5	11.4
Other service revenues	1.8	1.0	0.0
Total net revenues	100.0	100.0	100.0
Costs and expenses:
Cost of revenues	28.3	27.9	37.9
Sales and marketing	35.2	39.0	37.8
Product development and operations	40.8	56.0	58.0
General and administrative	31.5	34.7	32.6
Depreciation and amortization	14.5	25.2	34.5
Reorganization and other non-recurring charges and stock based compensation	5.0	3.2	2.4
Total costs and expenses	155.3	186.0	203.2
Loss from operations	(55.3)	(86.0)	(103.2)
Other income (expense):
Other income	3.4	3.8	0.0
Interest expense	(1.8)	(53.1)	(25.3)
Net loss	(53.7)%	(135.3)%	(128.5)%

2005 Compared to 2004

Summary

We incurred a net loss attributable to common stockholders of $5,880,639 (or $0.63 per share) in 2005 as compared to a net loss attributable to common stockholders of $6,579,416 (or $0.97 per share) in 2004. The net loss for the twelve months ended December 31, 2005 includes $1,060,057 of non-cash amortization of debt discount and debt offering costs. The net loss for the twelve months ended December 31, 2004 includes $2,430,849 of non-cash amortization of debt discount and debt offering costs and $183,210 of other income as a result of settlements with a customer and two vendors. The decrease in the net loss in 2005 as compared to 2004 was due primarily to a decrease in interest expense and, to a lesser extent, operating costs, which were partially offset by a 6% decrease in revenues and a 28% increase in cost of revenues.

The following table sets forth selected financial data:

	For the Year Ended December 31,
	2004		2005
Revenues	$4,863,859	100.0%	$4,564,463	100.0%
Cost of revenues	1,356,699	27.9	1,730,892	37.9
Sales and marketing	1,895,340	39.0	1,723,313	37.8
Product development and operations	2,725,155	56.0	2,649,215	58.0
General and administrative	1,686,940	34.7	1,488,240	32.6
Depreciation and amortization	1,227,089	25.2	1,574,242	34.5
Stock-based compensation	153,973	3.2	109,493	2.4
Loss from operations	(4,181,337)	(86.0)	(4,710,932)	(103.2)
Other income	183,210	3.8	—	0.0
Interest expense	(2,581,289)	(53.1)	(1,155,395)	(25.3)
Net loss	(6,579,416)	(135.3)	(5,866,327)	(128.5)
Dividends to preferred stockholders	—	0.0	(14,312)	(0.3)
Net loss attributable to common stockholders	$(6,579,416)	(135.3)%	$(5,880,639)	(128.8)%

	For the Year Ended December 31,
	2004		2005
Online tuition revenues	$4,497,513	92.5%	$4,045,979	88.6%
Online development and other revenues	318,456	6.5	518,484	11.4
Other service revenues	47,890	1.0	—	0.0
Total net revenues	$4,863,859	100.0%	$4,564,463	100.0%

Online tuition revenues decreased 10.0% to $4,045,979 in 2005, compared to $4,497,513 in 2004. The decrease is primarily due to a decrease in revenue from higher education customers (decrease of $1,220,000), and more specifically from Park University, which was partially offset by increases in revenues from Select Partners, corporate and government customers (increases of $492,000, $265,000 and $11,000, respectively).

Online development and other revenues increased 62.8% to $518,484 in 2005, compared to $318,456 in 2004. The increase is primarily due to an increase in course development and professional services orders including a large courseware order from a Select Partner in 2005.

Other service revenues were $47,890 for twelve months ended December 31, 2004. Our contract with the U.S. Army, under which all licensing and support revenues were generated, was completed in May 2004. Accordingly, we ceased recognizing licensing and support revenues after that date.

Cost of Revenues

Cost of revenues increased 27.6% to $1,730,892 in 2005 as compared to $1,356,699 in 2004. The increase is primarily due to the fact that as we continue to build our Select Partner courseware library, we replaced part of the former Park University revenues with revenues from readily available third-party content courses which carry royalty costs. The increase is also due to the increase in costs associated with an increase in development and other revenues which increased in the twelve months ended December 31, 2005 compared to the same period in 2004.

Operating Expenses

Sales and Marketing.   Sales and marketing expenses decreased 9.1% to $1,723,313 in 2005 compared to $1,895,340 in 2004. The decrease is primarily attributable to decreased headcount and related costs and, to a lesser extent, a decrease in out-of-pocket costs in sales and marketing in the twelve months ended December 31, 2005 as we gain more experience in and streamline our marketing activities associated with our Select Partner program.

Product Development and Operations.   Product development and operations expenses decreased 2.8% to $2,649,215 in 2005 compared to $2,725,155 in 2004. The decrease is primarily due to decreases in headcount and related costs as well as out-of-pocket costs. The decrease was partially offset by the fact that following the release of our new course management system in the first quarter of 2004, we did not capitalize any software development costs (due to their nature) in the first quarter of 2005, whereas in the first quarter of 2004, software development costs had been capitalized.

General and Administrative.   General and administrative expenses decreased 11.8% to $1,488,240 in 2005 as compared to $1,686,940 in 2004. The decrease is primarily due to the payment of incentive compensation amounts to employees in the second quarter of 2004 which did not occur in the 2005 period. The decrease was also due to reductions in legal, accounting and other professional fees as well as other overhead costs due to reductions in headcount and our efforts to monitor and reduce costs where possible.

Depreciation and Amortization.   Depreciation and amortization expense increased 28.3% to $1,574,242 in 2005 as compared to $1,227,089 in 2004. The increase is primarily due to the release of our enhanced Course Management System in the first quarter of 2004 as a result of which we began amortizing costs we had capitalized for its development, the release of new Select Partner courses and the resulting amortization of capitalized costs incurred for their development and the write off or write down of capitalized costs incurred for the development of nine courses during the 2005 period to their estimated net realizable value as a result of impairment analyses.

Stock-based Compensation.   Stock-based compensation expense for 2005 and 2004 consists of the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants. Under new accounting standards that became effective on January 1, 2006, we must record compensation expense in our financial statements for stock options and other equity-based awards granted to employees. Accordingly, we expect our stock-based compensation expense to materially increase in future periods.

Interest Expense.   Interest expense for 2005 and 2004 primarily consists of amortization of debt discount and deferred debt offering costs and interest related to the $3,649,625 (as reduced to $1,385,390 following mandatory and voluntary conversions and payments of principal through December 31, 2005) of convertible promissory notes issued in March 2004.

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

The following table sets forth selected financial data:

	For the Year Ended December 31,
	2003		2004
Revenues	$6,066,035	100.0%	$4,863,859	100.0%
Cost of revenues	1,718,340	28.3	1,356,699	27.9
Sales and marketing	2,137,791	35.2	1,895,340	39.0
Product development and operations	2,474,856	40.8	2,725,155	56.0
General and administrative	1,909,814	31.5	1,686,940	34.7
Depreciation and amortization	879,966	14.5	1,227,089	25.2
Reorganization and other non-recurring charges	172,729	2.9	—	0.0
Stock-based compensation	126,056	2.1	153,973	3.2
Loss from operations	(3,353,517)	(55.3)	(4,181,337)	(86.0)
Other income	207,138	3.4	183,210	3.8
Interest expense	(112,644)	(1.8)	(2,581,289)	(53.1)
Net loss	(3,529,023)	(53.7)	(6,579,416)	(135.3)
Dividends to preferred stockholders	(2,926,854)	(48.3)	—	0.0
Net loss attributable to common stockholders	$(6,185,877)	(102.0)%	$(6,579,416)	(135.3)%

	For the Year Ended December 31,
	2003		2004
Online tuition revenues	$5,508,154	90.8%	$4,497,513	92.5%
Online development and other revenues	448,082	7.4	318,456	6.5
Other service revenues	109,799	1.8	47,890	1.0
Total net revenues	$6,066,035	100.0%	$4,863,859	100.0%

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

Other service revenues decreased 56.4% to $47,890 in 2004, compared to $109,799 in 2003. Our contract with the U.S. Army, under which all licensing and support revenues were generated, was completed in May 2004. Accordingly, we stopped recognizing licensing and support revenues under this contract following that date.

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

Depreciation and Amortization.   Depreciation and amortization expense increased 39.4% to $1,227,089 in 2004 as compared to $879,966 in 2003. The increase was primarily due to the release of our new Course Management System in the first quarter of 2004, as well as the release of a number of Select Partner courses, as a result of which we began amortizing costs we had capitalized for their development.

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

Liquidity and Capital Resources

At December 31, 2005, we had $2,488,159 in cash and cash equivalents, compared to $2,632,504 at December 31, 2004. The decrease in cash and cash equivalents during 2005 is principally due the net loss recorded as reduced by cash raised in the March 2005 common stock and December 2005 preferred stock financings. Since our inception, we have financed our operating cash flow needs primarily through offerings of equity and debt securities and, to a lesser extent, borrowings. Cash utilized in operating activities was $2,188,886 in 2005 and $3,408,927 in 2004. The decrease in cash utilized in operating activities is primarily due to the paydown of accounts payable balances in the 2004 period following our March 2004 private placement, partially offset by an increase in our accounts payable from $575,183 at December 31, 2004 to $1,182,585 at December 31, 2005 which was mainly due to the timing of payments for certain large payables.

Cash utilized in investing activities was $678,464 in 2005 and $1,127,333 in 2004. The use of cash for investing activities in both periods is primarily attributable to courseware development costs that were capitalized and the purchase of computer equipment as we continue to maintain and upgrade our technological infrastructure. The use of cash for investing activities for twelve months ended December 31, 2004 was also attributable to software development costs that were capitalized. The decrease in cash utilized in investing activities is primarily due to the fact that for the twelve months ended December 31, 2004, we had capitalized $329,347 of software development costs whereas, due to their nature, we fully expensed such costs in the 2005 period, and therefore, they were not included in cash utilized in investing activities in the 2005 period.

Cash provided by financing activities was $2,723,005 in 2005 and $6,633,780 in 2004.

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

In December 2005, we completed a private placement of Series A-1 convertible Preferred Stock. Under the terms of this financing, we raised $2,300,000 in gross proceeds through the issuance of 2,300 shares of Series A-1 convertible Preferred Stock at a purchase price of $1,000 per share to accredited investors. Under the terms of this financing, we also issued warrants to purchase 1,032,929 shares of common stock to the same accredited investors at an exercise price per share equal to the then applicable conversion price of the Series A-1 Preferred Stock. The shares of Series A-1 Preferred Stock are initially convertible into common stock at a conversion price of $1.67 per share. The conversion price is subject to a price reset on March 31, 2006 to equal $0.61 per share in the event that before March 31, 2006 the common stock does not trade at or above $6.00 per share for at least ten consecutive trading days after the shares of common stock issued or issuable in the financing have been registered for resale under a registration statement declared effective by the SEC. The conversion price is subject to further adjustment to $0.50 per share upon shareholder approval of the Series A-1 Preferred Stock financing. We intend to solicit shareholder approval for the financing at our 2006 annual meeting scheduled for May 2006. The exercise price of the warrants and the number of shares issuable thereunder are subject to adjustment upon any change to the conversion price of the Series A-1 Preferred Stock.

In March 2006, we completed a private placement of Series B-1 convertible Preferred Stock. Under the terms of this financing, we raised $2,300,000 in gross proceeds through the issuance of 2,300 shares of Series B-1 convertible Preferred Stock at a purchase price of $1,000 per share to two accredited investors, one of whom is Barry Fingerhut, our largest beneficial stockholder. Under the terms of this financing, we also issued ten-year warrants to purchase 1,000,000 shares of common stock to the same accredited investors at an exercise price per share equal to the then applicable conversion price of the Series B-1 Preferred Stock. The warrants are first exercisable commencing four years from their issuance date. Beginning three years from their date of issuance, the shares of Series B-1 Preferred Stock are convertible, at the option of their holders, into common stock based on a formula that yields a discount of between 10% and 37.5% to the last closing bid price of the common stock prior to the date of conversion, subject to a price floor of $1.64 per share. The shares of Series B-1 Preferred Stock are entitled to receive dividends paid quarterly at the greater of: (a) an annual rate of 16%, or (b) 6% of the net sales proceeds from two courses to be mutually agreed upon by the parties. Each share of Series B-1 Preferred Stock has a liquidation preference equal to 150% of the purchase price paid for the share. The shares of Series B-1 Preferred Stock are non-voting. We intend to solicit shareholder approval for the financing at our 2006 annual meeting scheduled for May 2006. The proceeds are intended to be used for general corporate purposes.

We have incurred significant losses since inception and had an accumulated deficit of $102.9 million as of December 31, 2005. We expect negative cash flow from operations to continue until our Select Partner business model matures. Management’s plans to address these conditions include pursuing additional capital and continued focus on increasing sales to new customers through the Select Partner program, which have partially replaced the sales related to the large legacy customer lost in 2004. Management anticipates the increase in sales experienced in 2005 under the Select Partner program to continue into 2006. Management has also instituted cost cutting measures and operates under an approved budget, which is closely monitored. However, in the event revenues do not meet anticipated levels or we are unable to raise additional funding to meet working capital requirements, we may need to further significantly reduce operating expenses which might in turn impact our ability to meet projected sales levels.

We have an obligation to repay principal and interest under our convertible notes that began in July 2005. The total outstanding principal remaining under these convertible notes as of December 31, 2005 amounted to $1,385,390. Cash payments for principal under these notes are approximately $99,000 per quarter through the maturity date in April 2009, unless such notes are sooner converted to common stock or restructured. Initial cash payments for interest under these notes are approximately $36,000 per quarter beginning July 1, 2005 and will gradually be reduced as the principal is paid down. We made our first three installments of principal and interest in July and October 2005 and January 2006 and the next installment is due in April 2006. In February 2006, holders of a majority of these notes notified us that they believe an event of default exists under the notes based on our failure to acknowledge their alleged right to have the conversion price on their notes reduced from $1.63 per share to $0.50 per share, which is the lowest potential reset conversion price for the Series A-1 Preferred Stock we issued to other investors in the December 2005 financing. We dispute the claims made by the note holders for a number of reasons, including the fact that their antidilution rights expire, pursuant to the express terms of the notes and warrants, prior to the price reset date on March 31, 2006, and hence they expire prior to the happening of the alleged event or contingency that might otherwise trigger their rights. Consequently, we believe the note holders’ allegations are without merit. Although we firmly believe no event of default has occurred, we intend to pursue negotiations with the note holders in an effort to reach an amicable resolution of the matter. If we are unable to resolve the dispute and in the event the note holders were successful in pursuing their claims, they would thereafter be entitled to formally declare a default and immediately accelerate the entire amount of the indebtedness and pursue their rights as the senior secured creditor with respect to our assets. The note holders would also be entitled to any other remedies they might have available under the notes and applicable law, including money damages and/or conversion of their indebtedness and exercise their warrants for shares of common stock at the reduced price (which, in any event, should be no lower than $0.61, instead of $0.50). The note holders hold warrants for the purchase of 978,533 shares of common stock.

We are obligated to pay a quarterly dividends at an annual rate of 10% on the Series A-1 Preferred Stock so long as it is outstanding. Based on the 2,342 shares of Series A-1 Preferred Stock that were issued and remain outstanding through the date of this report, we are obligated to pay $234,200 per year in dividends to our Preferred Stockholders.

We are obligated to pay dividends to our Series B-1 Preferred Stockholders so long as the Series B-1 Preferred Stock is outstanding. Dividends are due quarterly at the greater of: (a) an annual rate of 16%, or (b) 6% of the net sales proceeds from two courses to be mutually agreed upon by the parties.

If we are not able to address our funding needs and repayment obligations or if we were not successful in defending against or settling the claims of default under our outstanding notes, we could be materially adversely affected. Our future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for our products and services including the Select Partner business model, capital requirements associated with our acquisition plans, market demands for technology upgrades, possible restructuring or early repayment of our indebtedness, the types of arrangements that we may enter into with customers and agents, and the extent to which the we invest in Select Partner courseware development, new technology and research and development projects. While we believe we have the ability to raise additional capital, our ability to raise capital in the near term is uncertain. If we are unable to raise additional funding to meet working capital requirements and if the bid price of our common stock does not close at or above $1.00 for a minimum of ten consecutive business days, we may also be unable to meet Nasdaq Capital Market listing requirements and we might not be able to achieve our business objectives. VCampus believes it has available capital on hand and sources for additional debt and equity capital in amounts necessary to meet its cash needs in 2006. However, additional capital, if needed and available, may not have terms favorable to us or our current stockholders.

As of December 31, 2005, we had net operating loss carryforwards of approximately $69.7 million for federal income tax purposes, which will expire at various dates through 2025. Our ability to utilize all of our net operating loss and credit carryforwards may be limited by changes in ownership. Specifically, management believes that deemed changes in ownership resulting from our recent equity financings will likely prevent us from using part or all of the net operating losses and credit carryfowards under the IRS change in ownership rules. We have recognized a full valuation allowance against these deferred tax assets because we have determined that it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets.

Contractual Obligations

Our future liquidity and capital resources will be affected by our contractual obligations. Our significant contractual obligations as of December 31, 2005 are for debt and operating leases. These obligations are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	2006	2007 – 2009	2010 – 2012	2013 and Thereafter
Notes payable(1)	$1,385,390	$395,826	$989,564	$—	$—
Operating leases	2,361,381	540,778	1,721,635	98,968	—
Total contractual obligations	$3,746,771	$936,604	$2,711,199	$98,968	$—

(1)          In March 2004, we raised $5,000,000 in gross cash proceeds through the private placement of 20 units, at a purchase price of $200,000 per unit, and Series B senior secured convertible notes in the aggregate principal amount of $1,000,000. Each unit consisted of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock. We issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. Upon approval of the private placement by VCampus’ stockholders at our annual meeting in May 2004, $18,500 of principal of each of the Series A notes was converted into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes was converted into common stock at $1.63 per share. The total principal amount for both Series converted upon approval of the stockholders was $999,625. Therefore, following stockholder approval, a total of $2,650,000 of the placement was recorded as equity and $2,650,000 as senior debt. The notes mature in April 2009 and bear interest at the rate of 8% per annum payable quarterly in cash or stock (valued at the conversion price) at our option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments. During 2004, an additional $512,500 of Series A and Series B senior secured convertible note principal was converted into 314,420 shares of common stock, resulting in $1,512,125 of aggregate principal from this financing converted as of the end of 2004. During 2005, an additional $541,809 of Series A and Series B senior secured convertible note principal was converted into 332,398 shares of common stock, resulting in $2,053,934 of aggregate principal from this financing converted as of the end of 2005.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

We adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

The “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or

The “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We will implement SFAS 123(R) in the first quarter of 2006 and intend to use the “modified prospective method”. We believe the pro forma disclosures in note 2, “Summary of Significant Accounting Policies,” of the consolidated financial statements under the sub-heading “Stock-Based Compensation” provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS 123(R) for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006. The expense for stock options granted during 2006 cannot be determined at this time due to the uncertainty of our stock price, the related Black-Scholes fair value and the timing of future grants.

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock’ ” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered “conventional” for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We have applied the requirements of EITF No. 05-2 since the required implementation date.

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”): a) the issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) the resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of FAS 155 on its financial statements, if any.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

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

Item 9B.               Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

Item 11.                 Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Proposal No. 1—Election of Directors—Corporate Governance Matters”, “Other Information—Executive Compensation”, “—Compensation of Directors”, “—Employment Agreements”, “—Report of the Compensation Committee on Executive Compensation”, “—Compensation Committee Interlocks and Insider Participation” and “—Performance Graph” in the Proxy Statement.

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

Item 14.                 Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Principal Accounting Fees and Services” in the Proxy Statement.

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

(b)   Exhibits.

Exhibit No.	Description
3.1(e)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(a)	Amended and Restated Bylaws, as currently in effect.
4.1(a)	Form of Common Stock certificate.
10.9(a)**	1996 Stock Plan
10.60(b)	Warrant issued to the purchasers dated as of May 29, 2001.
10.61(b)	Warrant issued to the placement agent for the May 29, 2001 private placement.
10.67(c)	Form of warrant issued in connection with the Series F, F-1 and F-2 preferred stock financings
10.68(d)**	Employment Agreement, dated June 3, 2002, with Christopher L. Nelson
10.79(f)	Form of Warrant issued on September 30, 2002 to the purchasers of Series G Preferred Stock.

10.84(i)	Form of warrant issued to the Series H holders on May 13, 2003.
10.85(i)	Registration Rights Agreement dated May 13, 2003 relating to the Series H financing.

10.88(j)**	Amended employment agreement between VCampus and Christopher L. Nelson dated June 25, 2003.

10.90(j)	Form of warrant issued in connection with the conversion of VCampus preferred stock.
10.91(p)	Purchase Agreement dated March 23, 2004 for the $5.3 million private placement
10.92(p)	Form of Series A Senior Secured Convertible Note issued on March 23, 2004
10.93(p)	Form of Series B Senior Secured Convertible Note issued on March 23, 2004

10.94(p)	Form of Warrant issued on March 23, 2004 in connection with the $5.3 million private placement
10.95(p)	Registration Rights Agreement dated March 23, 2004 entered into in connection with the $5.3 million private placement
10.96(p)	Security Agreement dated March 23, 2004 entered into in connection with the $5.3 million private placement
10.97(k)*	Content Client License Agreement between VCampus and Net Dimensions Limited dated February 24, 2004
10.98(k)	Settlement Agreement and Release between VCampus and Park University dated May 3, 2004
10.99(l)	VCampus’ standard form of Online Content Conversion and Distribution Agreement (also known as the form of Select Partner Agreement)
10.100(m)	Form of Subscription Agreement, dated March 30, 2005, between VCampus and each of the Purchasers
10.101(m)	Registration Rights Agreement, dated March 30, 2005, among VCampus and the Purchasers.
10.102(m)	Form of Warrant issued by VCampus to each of the Purchasers on March 30, 2005.
10.103(n)	Form of Subscription Agreement for December 2005 financing
10.104(n)	Form of Warrant for December 2005 financing
10.105(n)	Registration Rights Agreement for December 2005 financing
10.106(n)	Certificate of Designations of the Series A-1 Convertible Preferred Stock
10.107(o)**	Employment Agreement with Narasimhan P. Kannan dated December 30, 2005.
10.108(o)**	Amendment No. 3 to Employment Agreement with Christopher L. Nelson dated January 6, 2006
10.109	Amendment to Certificate of Designations of the Series A-1 Convertible Preferred Stock
10.110	Certificate of Designations of the Series B-1 Convertible Preferred Stock
10.111	Form of Subscription Agreement for the Series B-1 Preferred Stock financing
10.112	Registration Rights Agreement for the Series B-1 Preferred Stock financing
10.113	Form of Warrant issued in the Series B-1 Preferred Stock financing
10.114*	Agreements representing the registrant’s renewal of its subcontract to continue performing services for the Department of Veterans’ Affairs.
21.1	List of Subsidiaries
23.1	Consent of Reznick Group, P.C., Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.
99.4(h)	Form of Warrant issued to the Series F holders on December 28, 2001
99.5(h)	Form of Warrant issued to the convertible noteholders on December 28, 2001
99.7(b)	Audit Committee Charter

*                    The registrant has requested and/or received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.

**             Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

(g)           Not used.

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

(m)      Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed April 4, 2005.

(n)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed December 14, 2005.

(o)  Incorporated by reference to the Exhibits to the Registrant’s current report on Form 8-K filed January 6, 2006.

(p)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCAMPUS CORPORATION
By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan, Chief Executive Officer

Date: March 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ NARASIMHAN P. KANNAN	Chairman and Chief Executive Officer	March 21, 2006
Narasimhan P. Kannan	(Principal Executive Officer)
/s/ CHRISTOPHER L. NELSON	Chief Financial Officer	March 21, 2006
Christopher L. Nelson	(Principal Financial and Accounting Officer)
/s/ EDSON D. DECASTRO	Director	March 21, 2006
Edson D. deCastro
/s/ MARTIN E. MALESKA	Director	March 20, 2006
Martin E. Maleska
/s/ JOHN D. SEARS	Director	March 22, 2006
John D. Sears

VCAMPUS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders
VCampus Corporation

We have audited the accompanying consolidated balance sheets of VCampus Corporation and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VCampus Corporation and subsidiaries at December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ REZNICK GROUP, P.C.

Vienna, Virginia
March 10, 2006, except for note 15, as to which the date is March 23, 2006

VCAMPUS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,632,504	$2,488,159
Accounts receivable, less allowance of $5,000 at December 31, 2004 and 2005	283,101	209,338
Loans receivable from related party	49,783	15,453
Prepaid expenses and other current assets	665,663	325,818
Total current assets	3,631,051	3,038,768
Property and equipment, net	523,662	313,880
Capitalized software costs and courseware development costs, net	1,826,745	1,308,577
Other assets	418,684	231,859
Other intangible assets, net	390,502	257,006
Goodwill	328,317	328,317
Total assets	$7,118,961	$5,478,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$575,183	$1,182,585
Accrued expenses	318,478	479,316
Notes payable	66,207	191,796
Deferred revenues	851,118	469,280
Accrued dividends payable on Series A-1 convertible Preferred Stock	—	14,312
Total current liabilities	1,810,986	2,337,289
Long-term liabilities:
Notes payable—less discount and current portion	463,446	479,489
Total liabilities	2,274,432	2,816,778
Commitments and contingencies:	—	—
Stockholders’ equity:
Series A-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $2,356,312; 5,000 shares authorized; 0 and 2,342 shares issued and outstanding at December 31, 2004 and 2005, respectively	—	23
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 8,461,086 and 9,592,074 shares issued and outstanding at December 31, 2004 and 2005, respectively	84,611	95,921
Additional paid-in capital	101,732,238	105,418,644
Accumulated deficit	(96,972,320)	(102,852,959)
Total stockholders’ equity	4,844,529	2,661,629
Total liabilities and stockholders’ equity	$7,118,961	$5,478,407

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2003	2004	2005
Revenues:
Online tuition revenues	$5,508,154	$4,497,513	$4,045,979
Online development and other revenues	448,082	318,456	518,484
Other service revenues	109,799	47,890	—
Net revenues	6,066,035	4,863,859	4,564,463
Costs and expenses:
Cost of revenues	1,718,340	1,356,699	1,730,892
Sales and marketing	2,137,791	1,895,340	1,723,313
Product development and operations	2,474,856	2,725,155	2,649,215
General and administrative	1,909,814	1,686,940	1,488,240
Depreciation and amortization	879,966	1,227,089	1,574,242
Reorganization and other non-recurring charges	172,729	—	—
Stock-based compensation	126,056	153,973	109,493
Total costs and expenses	9,419,552	9,045,196	9,275,395
Loss from operations	(3,353,517)	(4,181,337)	(4,710,932)
Other income	207,138	183,210	—
Interest expense, net	(112,644)	(2,581,289)	(1,155,395)
Net loss	(3,259,023)	(6,579,416)	(5,866,327)
Dividends to preferred stockholders	(2,926,854)	—	(14,312)
Net loss attributable to common stockholders	$(6,185,877)	$(6,579,416)	$(5,880,639)
Basic and diluted net loss per share	$(1.81)	$(0.97)	$(0.63)

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	623,339	$6,233	1,013,809	$10,138	574,895	$5,749
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	9,940	100
Issuance of Series G convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series H convertible Preferred Stock	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Conversion of Preferred Stock to common stock	(623,339)	(6,233)	(1,013,809)	(10,138)	(584,835)	(5,849)
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at December 31, 2003	—	$—	—	$—	—	$—
Issuance of Common Stock	—	—	—	—	—	—
Issuance of Common Stock in connection with debt conversions	—	—	—	—	—	—
Exercises of options and warrants
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at December 31, 2004	—	$—	—	$—	—	$—
Issuance of Series A-1 convertible Preferred Stock	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Issuance of Common Stock in connection with debt conversions	—	—	—	—	—	—
Exercises of options and warrants
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible Preferred Stock	—	—	—	—	—	—
Balance at December 31, 2005	—	$—	—	$—	—	$—

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Series F Convertible Preferred Stock		Series F-1 Convertible Preferred Stock		Series F-2 Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	3,000,000	$30,000	1,458,413	$14,584	27,578	$276
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	—	—
Issuance of Series G convertible Preferred Stock	—	—	—	—	—	—
Issuance of Series H convertible Preferred Stock	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Conversion of Preferred Stock to common stock	(3,000,000)	(30,000)	(1,458,413)	(14,584)	(27,578)	(276)
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at December 31, 2003	—	$—	—	$—	—	$—
Issuance of Common Stock	—	—	—	—	—	—
Issuance of Common Stock in connection with debt conversions	—	—	—	—	—	—
Exercises of options and warrants	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at December 31, 2004	—	$—	—	$—	—	$—
Issuance of Series A-1 convertible Preferred Stock	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—
Issuance of Common Stock in connection with debt conversions	—	—	—	—	—	—
Exercises of options and warrants	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible Preferred Stock	—	—	—	—	—	—
Balance at December 31, 2005	—	$—	—	$—	—	$—

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Series G Convertible		Series H Convertible		Series A-1 Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	49,320	$492	—	$—	—	$—	1,573,904	$15,739
Issuance of Preferred Stock for payment of Series E Dividends	—	—	—	—	—	—	—	—
Issuance of Series G convertible Preferred Stock	28,721	288	—	—	—	—	—	—
Issuance of Series H convertible Preferred Stock	—	—	7,503	75	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	548,551	5,486
Conversion of Preferred Stock to common stock	(78,041	(780)	(7,503)	(75)	—	—	3,008,886	30,088
Compensatory stock, stock options and warrants	—	—	—	—	—	—	35,659	357
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2003	—	$—	—	$—	—	$—	5,167,000	$51,670
Issuance of Common Stock	—	—	—	—	—	—	1,012,500	10,125
Issuance of Common Stock in connection with debt conversions	—	—	—	—	—	—	1,076,772	10,766
Exercises of options and warrants	—	—	—	—	—	—	1,132,617	11,326
Compensatory stock, stock options and warrants	—	—	—	—	—	—	72,197	724
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2004	—	$—	—	$—	—	$—	8,461,086	$84,611
Issuance of Series A-1 convertible Preferred Stock	—	—	—	—	2,342	23	—	—
Issuance of Common Stock	—	—	—	—	—	—	611,012	6,110
Issuance of Common Stock in connection with debt conversions	—	—	—	—	—	—	386,152	3,862
Exercises of options and warrants	—	—	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	—	—	133,824	1,338
Net loss	—	—	—	—	—	—	—	—
Dividends on convertible Preferred Stock	—	—	—	—	—	—	—	—
Balance at December 31, 2005	—	$—	—	$—	2,342	$23	9,592,074	$95,921

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2002	$85,771,622	$(84,207,028)	$1,647,805
Issuance of Preferred Stock for payment of Series E Dividends	3,248	(3,348)	—
Issuance of Series G convertible Preferred Stock	874,649	—	874,937
Issuance of Series H convertible Preferred Stock	1,740,165	—	1,740,240
Issuance of Common Stock	899,844	—	905,330
Conversion of Preferred Stock to common stock	37,847	—	—
Compensatory stock, stock options and warrants	3,049,204	(2,923,505)	126,056
Net loss	—	(3,259,023)	(3,259,023)
Balance at December 31, 2003	$92,376,579	$(90,392,904)	$2,035,345
Issuance of Common Stock	1,520,209	—	1,530,334
Issuance of Common Stock in connection with debt conversions	1,808,808	—	1,819,574
Exercises of options and warrants	1,932,957	—	1,944,283
Compensatory stock, stock options and warrants	4,093,685	—	4,094,409
Net loss	—	(6,579,416)	(6,579,416)
Balance at December 31, 2004	$101,732,238	$(96,972,320)	$4,844,529
Issuance of Series A-1 convertible Preferred Stock	2,032,833	—	2,032,856
Issuance of Common Stock	894,340	—	900,450
Issuance of Common Stock in connection with debt conversions	625,579	—	629,441
Exercises of options and warrants	—	—	—
Compensatory stock, stock options and warrants	133,654	—	134,992
Net loss	—	(5,866,327)	(5,866,327)
Dividends on convertible Preferred Stock	—	(14,312)	(14,312)
Balance at December 31, 2005	$105,418,644	$(102,852,959)	$2,661,629

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2004	2005
Operating Activities
Net loss	$(3,259,023)	$(6,579,416)	$(5,866,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	283,354	290,050	300,067
Amortization	596,611	937,039	1,025,199
Bad debt expense	8,622	—	—
Impairment of capitalized software and courseware development costs	—	—	248,976
Non-cash stock option and stock warrant expense	126,056	153,973	109,493
Debt discount and deferred financing costs amortization	84,841	2,430,849	1,060,057
Interest expense paid with stock	—	117,992	42,400
Settlement of accounts payable and accrued expenses	—	(183,210)	—
Decrease in allowance for doubtful accounts	(26,019)	—	(584)
Changes in operating assets and liabilities:
Accounts receivable	81,207	7,429	74,346
Prepaid expenses and other current assets	(32,194)	116,053	315,812
Other assets	62,848	1,118	44,541
Accounts payable and accrued expenses	(185,971)	(541,359)	838,972
Deferred revenues	227,560	(159,445)	(381,838)
Net cash used in operating activities	(2,032,108)	(3,408,927)	(2,188,886)
Investing Activities
Purchases of property and equipment	(464,720)	(305,374)	(90,284)
Proceeds from the sale of property and equipment	—	1,324	—
Capitalized software and courseware development costs	(1,255,579)	(931,497)	(622,510)
Proceeds from loans receivable from related party	36,000	36,000	36,000
Interest on loans receivable from related party	(2,992)	(2,038)	(1,670)
Proceeds from loans receivable	35,000	74,252	—
Advances under loans receivable	(5,061)	—	—
Net cash used in investing activities	(1,657,352)	(1,127,333)	(678,464)
Financing Activities
Proceeds from issuance of Common Stock	905,330	3,474,614	900,450
Proceeds from the issuance of Series G convertible Preferred Stock, net of offering costs	874,937	—	—
Proceeds from the issuance of Series H convertible Preferred Stock, net of offering costs	1,740,240	—	—
Proceeds from the issuance of Series A-1 convertible Preferred Stock, net of offering costs	—	—	2,032,856
Payments on capital lease obligations	(23,529)	—	—
Proceeds from notes payable	—	3,384,166	—
Repayments of notes payable	—	(225,000)	(210,301)
Net cash provided by financing activities	3,496,978	6,633,780	2,723,005
Net increase (decrease) in cash and cash equivalents	(192,482)	2,097,520	(144,345)
Cash and cash equivalents at the beginning of the year	727,466	534,984	2,632,504
Cash and cash equivalents at the end of the year	$534,984	$2,632,504	$2,488,159
Supplemental cash flow information:
Interest paid	$——	$43,530	$66,703

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Nature of Operations

VCampus Corporation (the “Company”) was incorporated in Virginia in 1984 and reincorporated in Delaware in 1985. VCampus Corporation is a provider of outsourced e-Learning services. The Company develops courseware and manages and hosts Internet-based learning environments for professional credentialing and certification organizations, corporations, government agencies, and associations. The Company’s services cover a broad range of e-Learning programs, from registration,  enrollment and course delivery  to custom course development, e-commerce and publishing, as well as tracking of students’ progress, reporting of results and production of certificates of completion.

Management’s Plans to Address Operating Conditions

The Company has incurred significant losses since inception. The Company expects negative cash flow from operations to continue until the Select Partner business model matures. In addition, the Company has experienced declining revenues in the current and prior periods, including the loss of a major customer in 2004 which represented 25% of revenues in 2004.

Management’s plans to address these conditions include sales to new customers through the Select Partner program which have partially replaced the sales related to the customer lost in 2004. Management anticipates the increase in sales seen in the current and prior periods under the Select Partner program to continue in 2006. Management has also instituted cost cutting measures and operates under an  approved budget which is closely monitored. Management is committed to maintaining operations at current levels to meet projected sales levels.

If the Company is not able to address its funding needs, it will be materially adversely affected. The Company’s future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for its products and services including the Select Partner business model, use of cash to finance any acquisitions it might pursue, customer demands for technology upgrades, the types of arrangements that the Company may enter into with customers and agents, and the extent to which the Company invests in new technology and research and development projects. While the Company believes it has the ability to raise additional capital, the Company’s ability to raise capital  beyond the $1,000,000 and $2,300,000 raised in the March and December 2005 private placements (see note 11) is uncertain. If the Company is unable to raise additional funding to meet working capital requirements and comply with the minimum bid price requirement, it may be unable to maintain compliance with Nasdaq Capital market listing requirements.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents, consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Non-Cash Financing Activities

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

In March and May 2004, the Company issued 76,688 shares of common stock with a value of $189,419 and five-year fully vested warrants to purchase 250,000 shares of common stock at $1.63 per share valued at $545,000 in satisfaction of accrued financing costs related to the March 2004 private placement. The Company allocated $505,730 of the total value of the shares and warrants to deferred debt issuance costs, which will be recognized as interest expense over the period the notes are expected to be outstanding. The remaining amount was accounted for as a cost of capital. In addition, the Company issued one quarter unit of the March 2004 private placement with an aggregate value of $50,000 to the lead investor’s counsel as payment for legal services in connection with the private placement. The Company allocated $34,430 of the total value of the one quarter unit to deferred debt issuance costs, which will be recognized as interest expense over the period the notes are expected to be outstanding. The remaining amount was accounted for as a cost of capital.

In 2005, the Company issued 332,398 shares of common stock upon voluntary conversions of $541,809 of Series A and Series B senior secured convertible note principal at $1.63 per share.

In 2005, the Company issued 30,550 shares of common stock with a value of $50,000 in satisfaction of a finder’s fee related to the March 2005 private placement. In 2005, the Company issued 42 shares of Series A-1 Preferred Stock and a five-year warrant to purchase 75,450 shares of common stock, in satisfaction of a finder’s fee related to the December 2005 private placement. The Series A-1 Preferred Stock and warrant have the same terms as the securities issued in the December 2005 financing.

In 2005, the Company issued 11,860 shares of common stock with a value of $25,500 in satisfaction of accounts payable to a financial advisor.

In 2005, the Company issued 27,749 shares of common stock with a value of $45,232 in satisfaction of accrued and unpaid interest on its Series A and Series B secured convertible notes.

In 2005, the Company declared and accrued $14,312 of dividends on its Series A-1 convertible Preferred Stock.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of two to seven years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life. Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred. Depreciation expense was $283,354, $290,050 and $300,067 for 2003, 2004 and 2005, respectively.

Capitalized Software and Courseware Development Costs

During 2003, 2004 and 2005, the Company capitalized certain software and courseware development costs. The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. The Company capitalizes costs incurred during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the vcampus or courseware, typically two to three years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. During 2003, 2004 and 2005, the Company recognized amortization of capitalized software and courseware development costs of $417,613, $758,047, and $891,702, respectively. During the 2005, the Company wrote off $248,976 in unamortized capitalized software and courseware development costs for a total of nine courses, as a result of impairment analyses conducted by the Company in connection with the review of its financial statements. The Company determined that the impairment charges were necessary because the carrying amount of the assets represented by the courses exceeded the Company’s determination of the fair value of the assets. The write-offs have been included in depreciation and amortization expense in the 2005 statements of operations.

Web Site Development Costs

The Company accounts for web site development costs in accordance with Emerging Issues Task Force Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”). In 2003, 2004 and 2005 all web site development costs were incurred in the operating stage, including maintenance and minor enhancements and upgrades, and were expensed as incurred.

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

The Company performed the initial goodwill impairment test required by SFAS 142 during the second quarter of fiscal 2002. The Company considers itself to be a single reporting unit. Accordingly, all of the Company’s goodwill is associated with the entire Company. The Company performed its initial impairment test and as of June 30, 2002, based on the Company’s market capitalization; there was no impairment of goodwill recorded upon implementation of SFAS 142. The Company has tested and will continue to test for impairment on an annual basis, coinciding with its fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company performed its annual impairment test as of December 31, 2005, and concluded that no impairment charge for goodwill and other intangible assets was required.

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

During 2005, the Company wrote off $248,976 in unamortized capitalized software and courseware development costs for a total of nine courses, as a result of impairment analyses conducted by the Company in connection with the review of its financial statements. The Company determined that the impairment charges were necessary because the carrying amount of the assets represented by the courses exceeded the Company’s determination of the fair value of the assets. The write-offs have been included in depreciation and amortization expense in the 2005 statements of operations.

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

Development and other revenues consist primarily of fees paid to the Company for developing and converting courseware. For arrangements that include more than one element, the Company allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence (“VSOE”) of the relative fair value of each deliverable. VSOE is determined using the price charged when that element is sold separately by the Company. Development and other revenues earned under courseware conversion contracts are recognized relative to the Company’s proportionate performance based on the ratio that total costs incurred to-date bear to total estimated costs. The Company uses direct labor hours as the key criteria to measure progress towards completion. The Company develops its estimates to complete based on budgeted total costs and periodic assessment by Company project managers. Provisions for losses on arrangements are made in the period in which they are determined.

The Company sometimes recognizes development and other revenues as a separate element of an arrangement with a customer that also contains an element to provide courseware delivery services. The SEC Staff believes that the best indicator that a separate element exists is that a vendor sells or could readily sell that element unaccompanied by other elements. The Company has a history of selling courseware development and conversion services unaccompanied by other elements. Further, EITF 00-21 (“Revenue Arrangements with Multiple Deliverables”), states that a deliverable should be segmented and accounted for separately from the remainder of the arrangement if: (1) there is objective and reliable evidence of the fair value of the element and (2) the element does not affect the quality of use or the value of the other elements and the element can be purchased from an unrelated vendor without effecting the quality of use or value of the other elements. The Company believes that the hourly rates charged for development revenues are consistent and represent the fair value of these services.

In most cases, development projects are requested after delivery of online tuition services has begun (i.e. no development work was considered when terms of the online tuition agreement were negotiated). The Company has demonstrated the ability for its developed and converted material to be used in absence of its platform. In addition, customers can use other vendors to develop electronic course material or develop course material internally for use on its platform. Accordingly, the Company believes that separate recognition of development revenues for customers who have online tuition contracts is appropriate.

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

In 2003, three customers individually accounted for approximately 36%, 18% and 15% of net revenues, and in 2004 the same three customers individually accounted for 27%, 25% and 21% of net revenues. In 2005, two customers individually accounted for 36% and 20% of net revenues.

Stock-Based Compensation

Through the periods covered by this report, the Company has applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, for the periods covered by this report the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS 123 (“SFAS 148”).

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

	2003	2004	2005
Pro forma net loss:
As reported	$(6,185,877)	$(6,579,416)	$5,880,639
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	126,056	153,973	109,493
Deduct: Total employee non cash stock compensation expense determined under fair value based method for all awards	(5,486,954)	(3,212,044)	(2,185,731)
Pro forma net loss	$(11,546,775)	$(9,637,487)	$(7,956,877)
Net loss per common share:
Basic and diluted—as reported	$(1.81)	$(0.97)	$(0.63)
Basic and diluted—pro forma	$(3.37)	$(1.42)	$(0.86)

The effect of applying SFAS No. 123 on the pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following assumptions:

	2003	2004	2005
Dividend yield	0%	0%	0%
Volatility	126%	130%	132%
Average risk-free interest rate	3.52%	3.87%	4.15%
Expected term	7 years	8 years	8 years

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations.

Three customers individually represented 25%, 21%, and 17% of accounts receivable at December 31, 2004. Two customers individually represented 37% and 12% of accounts receivable at December 31, 2005.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, loans receivable, accounts payable, accrued expenses and deferred revenues approximated their fair values based on the short-term maturities of these instruments.

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

Royalties are classified as a cost of revenues and amounted to approximately $1,530,000, $1,198,000 and $1,342,000 during the years ended December 31, 2003, 2004 and 2005, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $0, $70,000 and $132,000 for the years ended December 31, 2003, 2004, and 2005 respectively.

Income Taxes

The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Because the realization of tax benefits related to the Company’s net deferred tax asset is uncertain, a full valuation allowance of $28,624,000 has been provided against the net deferred tax asset.

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”) which requires the Company to present basic and diluted earnings (or net loss) per share. Basic earnings (or net loss) per share is based on the actual weighted-average shares outstanding and excludes any dilutive effects of shares issuable upon the exercise or conversion of outstanding options, warrants and convertible securities. To calculate diluted earnings (or net loss) per share, the earnings (or net loss) is divided by a denominator which includes not only actual shares of common stock outstanding, but also the additional shares of common stock issuable upon exercise or conversion of stock options, warrants, and convertible preferred stock. For all years presented, shares of common stock issuable upon the exercise or conversion of stock options, warrants, and convertible preferred stock have been excluded from diluted earnings per share because their effect is anti-dilutive.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

The Company adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

The “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or

The “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will implement SFAS 123(R) in the first quarter of 2006 and intends to use the “modified prospective method”. The Company believes the pro forma disclosures in note 2, “Summary of Significant Accounting Policies,” of the consolidated financial statements under the sub-heading “Stock-Based Compensation” provides an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS 123(R) for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006. The expense for stock options granted during 2006 cannot be determined at this time due to the uncertainty of the Company’s stock price, the related Black-Scholes fair value and the timing of future grants.

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock’ ” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered “conventional” for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date.

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”): a) the issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) the resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Indebtedness with Detachable Warrants and Beneficial Conversion Feature

The Company has accounted for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion 14 (“APB 14”), whereby the Company separately measured the fair value of the indebtedness and the detachable warrants and allocated the total proceeds on a pro-rata basis to each. The proceeds allocated to the detachable warrants are credited to paid-in capital and the discount from the face value of the indebtedness is amortized over the estimated life of the indebtedness.

In accordance with the provisions of Emerging Issues Task Force Issue 98-5 (“EITF 98-5”) and EITF 00-27, the Company allocated a portion of the proceeds received to the embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible indebtedness and the fair value of the underlying common stock on the date the convertible indebtedness was issued. Since the convertible indebtedness also had detachable stock purchase warrants, the Company first allocated the proceeds to the stock purchase warrants and the convertible indebtedness and then allocates the resulting convertible indebtedness proceeds between the beneficial conversion feature, which was accounted for as paid-in capital, and the initial carrying amount of the convertible indebtedness. The discount resulting from the beneficial conversion feature is amortized over the estimated life of the convertible indebtedness.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not “clearly and closely” related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not “clearly and closely” related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be “conventional convertible debt” (or “conventional convertible preferred stock”), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, the Company may also issue freestanding options or warrants. Additionally, the Company may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement may be deemed to not be within the control of the Company and, accordingly, the Company may be required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Derivative financial instruments are required to be initially measured at their fair value. For derivative financial instruments that shall be accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

In circumstances where the embedded conversion option in a convertible instrument may be required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

If the embedded derivative instrument is to be bifurcated and accounted for as a liability, the total proceeds received will be first allocated to the fair value of the bifurcated derivative instrument. If freestanding options or warrants were also issued and are to be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

To the extent that the fair values of the bifurcated and/or freestanding derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is required to be recognized, in order to initially record the derivative instrument liabilities at their fair value. The discount from the face value of the convertible debt instrument is required to be amortized over the life of the instrument through periodic charges to income, using the effective interest method. When the instrument is convertible preferred stock, the periodic amortization of the discount is charged directly to retained earnings.

The Company reviews the classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, at the end of each reporting period. Derivative instrument liabilities are required to be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The Company currently does not have any derivative instruments that are required to be bifurcated and recorded as liabilities.

Registration Rights Agreements

In connection with the sale of certain debt and equity instruments, the Company has entered into Registration Rights Agreements. Generally, these Agreements require the Company to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

The Agreements usually require the Company to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company accounts for these penalties as a contingent liability and not as a derivative instrument. Accordingly, the Company recognizes the penalties when it becomes probable that they will be incurred. Any penalties are expensed over the period to which they relate.

Segment Information

The Company currently operates in one business segment; namely a provider of comprehensive outsourced e-Learning products and related services. The Company evaluates its market opportunities by referring to the Select Partner program business model and the Legacy business model. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”.

Risks and Uncertainties

The Company is subject to all of the risks inherent in a company that operates in the intensely competitive Internet industry, providing a service that is relatively new and constantly evolving. These risks include, but are not limited to, market acceptance of the Company’s products and services, risks associated with acquisitions and expansion, and reliance on third-party software incorporated in the Company’s products. The Company’s operating results may be materially affected by these foregoing factors.

3.   Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2004	2005
Equipment	$2,453,929	$2,518,702
Computer software	1,295,173	1,311,325
Leasehold improvements	105,598	105,598
Furniture and fixtures	649,045	656,419
	4,503,745	4,592,044
Less accumulated depreciation	(3,980,083)	(4,278,164)
Total	$523,662	$313,880

4.   Capitalized Software and Courseware Development Costs

Capitalized software and courseware development costs consisted of the following:

	December 31,
	2004	2005
Capitalized software costs	$5,008,247	$5,008,247
Capitalized courseware development costs	1,700,795	2,323,305
	6,709,042	7,331,552
Less accumulated amortization	(4,882,297)	(6,022,975)
Total	$1,826,745	$1,308,577

5.   Goodwill and Other Intangible Assets

Other intangible assets were comprised of:

	December 31,
	2004	2005
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(1,342,838)	(1,476,334)
	$390,502	$257,006

Amortization expense for other intangible assets is expected to be as follows:

2006	110,740
2007	66,078
2008	43,747
2009	36,441
$257,006

Amortization expense related to intangible assets subject to amortization totaled $178,998, $178,992 and $133,496 for the years ended December 31, 2003, 2004 and 2005, respectively.

With the adoption of SFAS 142, amortization of goodwill was discontinued as of January 1, 2002.

6.   Restructuring of Operations and Other Non-Recurring Items

In June 2003, the Company and the landlord at its Rockville, Maryland facility agreed to a settlement regarding the leased space that the Company vacated in December 2000. During 2003, the Company paid the landlord a total of $300,000 (plus a $24,000 security deposit retained by the landlord) to terminate the lease agreement. As a result of this settlement, the Company recorded an additional amount of $73,000,  which it included in restructuring and other non-recurring items on the 2003 statement of operations.

In June 2002, a former employee (separated in June 1998) filed suit against the Company in Dallas County, Texas. To avoid further litigation expenses and the risk of an adverse ruling, in June 2003 the Company paid the employee $99,999 in full settlement of all the claims, including the plaintiff’s attorneys’ fees.

7.   Loans Receivable from Related Party

Loans receivable from a Company officer are unsecured and amounted to $49,783 and $15,453 as of December 31, 2004 and 2005, respectively. The Company accrues interest on the loans receivable at a rate of prime less 1%. Interest income related to loans receivable amounted to $2,992, $2,038 and $1,670 during the years ended December 31, 2003, 2004 and 2005, respectively. The amount repaid on loans receivable from related parties was $36,000 in each of 2003, 2004 and 2005.

8.   Notes Payable

In December 2001 and January 2002, the Company raised $925,000 through the issuance of 8% debentures together with five-year, fully vested warrants to purchase 132,143 shares of common stock at $4.00 per share. The Company allocated the proceeds of the offering to the debentures and the warrants based on their relative fair values using the Black-Scholes option pricing model. The amount allocated to the warrants ($335,841 and $40,708 for the 2001 and 2002 funding, respectively), was recorded as a debt discount and was amortized to interest expense over the period the debentures were outstanding. In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest. In May 2002, the Company issued of 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730. Upon shareholder approval of the debt financing, the Company recorded an additional $91,563 of debt discount for the instruments’ beneficial conversion feature. The unamortized debt discount at December 31, 2003 and 2004 was $0. Principal and accrued interest under the debentures was due and payable at December 31, 2003. The debentures were convertible into shares of the Company’s common stock at the election of the holders at a conversion price of $3.50 per share. In March 2004, the Company repaid the entire principal of $225,000 and accrued interest of  approximately $40,000 under the debentures.

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

Upon stockholder approval of the private placement in May 2004, the Company recorded an additional $2,187,087 of debt discount for the instrument’s beneficial conversion feature. In addition, $18,500 of principal of each of the Series A notes was converted into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes was converted into common stock at $1.63 per share. The total principal amount for both Series converted upon approval of the stockholders was $999,625, resulting in the issuance of 613,276 shares of common stock. The Company recorded a total of $2,650,000 of the placement as equity and $2,650,000 as senior debt. The notes mature on April 1, 2009 and bear interest at the rate of 8% per annum payable quarterly in cash or stock (valued at the conversion price) at VCampus’ option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments. The note holders have alleged an event of default has occurred under the notes. The Company plans to pursue negotiations with the note holders in an effort to reach an amicable resolution to the matter (see note 9).

During 2004 and 2005, an additional $512,500 and $541,809 of Series A and Series B senior secured convertible note principal was converted into 314,420 and 332,398 shares of common stock, respectively, resulting in $2,053,934 of aggregate principal from this financing converted as of December 31, 2005. During 2005, the Company made its first two regularly scheduled principal payments on the notes in cash in the aggregate amount of $210,301. The total outstanding principal remaining under these convertible notes as of December 31, 2005 amounted to $1,385,390. The total unamortized debt discount associated with these notes as of December 31, 2005 amounted to $714,105, resulting in a net liabilities balance on the notes of $671,285, of which $191,796 is classified as a current liability on the financial statements.

Interest due for the quarters ended June 30, September 30, December 31, 2004 and March 31, 2005 amounted to $205,634 and was paid through the issuance of an aggregate of 126,142 shares of common stock valued at $1.63 per share on July 1, 2004, October 1, 2004, January 1, 2005 and April 1, 2005, respectively. Interest for the quarters ended June 30 and September 30, 2005 amounted to $66,703 and was paid in cash on July 1 and October 1, 2005, respectively. Interest for the quarter ended December 31, 2005 amounted to $27,708 and is included in accrued expenses on the consolidated balance sheet.

As of December 31, 2005, future maturities of long-term debt obligations were as follows:

2006	395,826
2007	395,826
2008	395,826
2009	197,912
$1,385,390

9.   Commitments and Contingencies

Leases

The Company leases office space and office equipment under non-cancelable operating lease agreements with various renewal options. Future minimum lease payments may be periodically adjusted based on changes in the lessors’ operating charges. Rent expense for the years ended December 31, 2003, 2004 and 2005 was $520,743, $520,710 and $521,959, respectively.

As of December 31, 2005, payments due under non-cancelable operating leases were as follows:

2006	540,778
2007	557,001
2008	573,711
2009	590,923
Thereafter	98,968
$2,361,381

Employment Agreements

The Company has entered into employment agreements with certain members of management. These agreements specify minimum annual salaries as well as objective-based and discretionary performance bonus amounts to be paid over the next year.

Purchase Commitment

In January 2005, the Company and a vendor extended a reseller agreement they had initially entered into in 2000, for another year. Pursuant to this extension, the Company was required to generate sales of the vendor’s courseware sufficient to generate royalties of $150,000. To satisfy its obligations under the extension, the Company paid the vendor $100,000 in cash in 2005 and was allowed to carry $50,000 of the paid-for but unsatisfied portion of its prior year commitment to this vendor into the twelve months ending January 30, 2006, which is the period of the renewal. As of December 31, 2005, the Company had fully satisfied the $150,000 commitment for the twelve months ending January 30, 2006 and owed the vendor an additional $41,763, which is included in accrued expenses on the consolidated balance sheet.

Alleged Default on Secured Convertible Notes

In February 2006, holders of a majority of the Company’s Series A and Series B secured convertible notes notified VCampus that they believe an event of default exists under the notes based on the Company’s failure to acknowledge their alleged right to have the conversion price on their notes reduced from $1.63 per share to $0.50 per share, which is the lowest potential reset conversion price for the Series A-1 Preferred Stock the Company issued to other investors in the December 2005 financing. The Company disputes the claims made by the note holders for a number of reasons, including the fact that their antidilution rights expire, pursuant to the express terms of the notes and warrants, prior to the price reset date on March 31, 2006, and hence they expire prior to the happening of the alleged event or contingency that might otherwise trigger their rights. Consequently, the Company believes the note holders’ allegations are without merit.

Litigation

In June 2002, a former employee (separated in June 1998) filed suit against the Company in Dallas County, Texas. To avoid further litigation expenses and the risk of an adverse ruling, in June 2003 the Company paid the employee $99,999 in full settlement of all the claims, including the plaintiff’s attorneys’ fees.

In June 2003, the Company and the landlord at its Rockville, Maryland facility agreed to a settlement regarding the leased space that the Company had vacated in December 2000. The Company paid the landlord a total of $300,000 (plus a $24,000 security deposit retained by the landlord) to terminate the lease agreement. As of December 31, 2002 the Company had accrued $253,051 for this liability on its consolidated balance sheet. As a result of this settlement, the Company recorded an additional amount of $73,000 which it included in restructuring and other non-recurring items on the 2003 statement of operations.

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

10.   Composition of Certain Financial Statement Captions

Other assets consisted of the following:

	December 31,
	2004	2005
Deferred debt offering costs	$292,206	$149,924
Other	126,478	81,935
	$418,684	$231,859

Accrued expenses consisted of the following:

	December 31,
	2004	2005
Accrued payroll and payroll taxes	$37,665	$123,215
Accrued vacation	27,952	35,965
Deferred rent	131,508	128,440
Other	121,353	191,696
	$318,478	$479,316

Accrued payroll as of December 31, 2004 and 2005 primarily consists of earned but unpaid incentive compensation.

11.   Stockholders’ Equity

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

Series D Preferred Stock

In June 2003, 1,013,809 shares of Series D Preferred Stock were converted into 101,381 shares of common stock.

Series E Preferred Stock

The Company entered into a Private Equity Line of Credit Agreement (the “Equity Line Agreement”), as amended, with Hambrecht & Quist Guaranty Finance, LLC (“H&QGF”) in May 1999. Under the Equity Line Agreement, the Company had the right, subject to certain conditions, to issue and sell to H&QGF, from time to time, shares of its Series E Convertible Preferred Stock (“Series E Preferred Stock”), for cash consideration of up to an aggregate of $7.0 million, subject to availability. The Company had the right to sell to H&QGF shares of its Series E Preferred Stock at a price equal to 85% of the lower of (1) the closing market price of the Company’s common stock on the date of issuance and (2) the average of the lowest intra-day prices of the Company’s common stock over the five-day period ending on the date of issuance. Each ten shares of Series E Preferred Stock were convertible into one share of common stock. The holders of Series E Preferred Stock were entitled to monthly dividends paid in Series E Preferred Stock, equal to 0.5% of the number of shares of Series E Preferred Stock held. The value of Series E Preferred Stock issued as dividends amounted to $3,348 for 2003.

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

Series A-1 Preferred Stock

In December 2005, the Company issued 2,300 shares of a newly created class of Series A-1 Preferred Stock at a purchase price of $1,000 per share to a group of accredited investors. The shares of Series A-1 Preferred Stock are initially convertible into common stock at a conversion price of $1.67 per share. The conversion price is subject to a price reset on March 31, 2006 to equal $0.61 in the event that before March 31, 2006 the common stock does not trade at or above $6.00 per share for at least ten consecutive trading days after the shares of common stock issued or issuable in the financing have been registered for resale under a registration statement declared effective by the SEC. Under the terms of this financing, the Company also issued warrants to purchase 1,032,929 shares of common stock at an exercise price per share equal to the then applicable conversion price of the Series A-1 Preferred Stock. The exercise price of the warrants is subject to adjustment upon any change to the conversion price of the Series A-1 Preferred Stock. The Series A-1 Preferred Stock and the related warrants issued in this financing have price-based antidilution protection, but the Company may not issue securities at a dilutive price that would trigger such protection unless and until shareholder approval is obtained for the financing. The Company intends to solicit shareholder approval for the financing at its next annual meeting of shareholders scheduled for May 2006.

The shares of Series A-1 Preferred Stock are entitled to receive quarterly cash dividends at an annual rate of 10% and are redeemable by VCampus, at any time after effectiveness of the registration statement, for 120% of the original purchase price. None of the Series A-1 investors may hold more than 4.99% of VCampus’ outstanding shares of common stock at any given time, subject to waiver of that limitation by the Series A-1 investor upon 75 days’ notice.

The Company incurred a finder’s fee for the financing equal to 8.0% of the gross proceeds from covered investors payable in cash, plus a fee of 2.0% of proceeds from covered investors paid in shares of Series A-1 Preferred Stock, together with a warrant, with the same terms as the investors, to purchase 75,450 shares of common stock.

The Company agreed to register the resale of shares of its common stock issuable to the investors and finders upon conversion of the preferred stock and exercise of the warrants issued in the private placement.

Common Stock

In June 2003, pursuant to approvals obtained at its annual meeting of stockholders, together with agreements signed by holders of its preferred stock, the Company converted all of the outstanding shares of each of its eight classes of preferred stock into a total of 3,007,453 shares of common stock.

In September  2003, the Company raised $825,330 through the private placement of 318,660 units, at a purchase price of $2.59 per unit. In October  2003, the Company raised $200,000 through the private placement of 77,220 units, at a purchase price of $2.59 per unit. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock with an exercise price of $2.59 per share. Aggregate proceeds from these private placements, net of $120,000 in financing costs, amounted to $905,330. In connection with these financings, the Company paid a placement agent a fee equivalent to 7% of the amount raised, paid in units. Under the terms of the financing, because the Company did not raise an additional $2,000,000 in equity financing by November 15, 2003, on that date the unit holders became entitled to receive additional shares of common stock as if the purchase price per share of common stock had equaled $2.00 when the units were purchased, and the exercise price of the warrants decreased to $2.00 per share. As this was a placement of common stock, the fair value of the warrants issued was accounted for as cost of capital.

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

During 2004 and 2005, the Company issued an additional 314,420 and 332,398 shares of common stock upon the conversion of $512,500 and $541,809 of Series A and Series B senior secured convertible note principal, respectively, resulting in $2,053,934 of aggregate principal from this financing converted as of December 31, 2005. During 2004 and 2005, the Company issued an additional 72,388 and 53,754 shares of common stock upon the conversion of $117,992 and $87,642 of interest on the Series A and Series B secured convertible promissory notes, respectively.

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

In March 2005, the Company completed a private placement of its common stock. Under the terms of this private placement, the Company raised $995,950 in gross proceeds through the issuance of 611,012 shares of common stock at a purchase price of $1.63 per share to 12 accredited investors. Under the terms of this financing, the Company also issued five-year warrants to purchase 763,765 shares of common stock with an exercise price of $1.63 per share to the same accredited investors. In connection with this financing, the Company incurred a finder’s fee of approximately $50,000, paid in 30,550 shares of common stock. As this was a placement of common stock, the fair value of the warrants issued was accounted for as cost of capital.

During 2005, the Company issued 23,263 shares of its common stock, at an average price of $1.03 (equal to the fair market value of the stock on the date of each transaction) per share, to certain of its directors in lieu of cash compensation for their services. The Company recorded $23,993 of compensation expense in connection with these issuances.

During 2005, the Company issued 80,011 shares of its common stock at an average price of $1.39 (equal to the fair market value of the stock of the date of each transaction) to two financial advisors as retainer fees. The Company recorded an expense related to these stock issuances of $111,000 of which $25,500 was recorded in 2004 and $85,500 was recorded in 2005.

Stock Option Plans

The Company adopted a stock option plan (the “Original Plan”) which permitted the Company to grant options to purchase up to 28,892 shares of Common Stock to employees, board members and others who contribute materially to the success of the Company. In November 1996, the Company’s Board of Directors decided not to grant any further options under the Original Plan.

During 1996, the Company’s Board of Directors approved a new stock plan (the “1996 Plan”), for the grant of stock awards to employees, directors and consultants. Stock options under the Original Plan and 1996 Plan are generally granted at prices which the Company’s Board of Directors believes approximates the fair market value of its common stock at the date of grant. Individual grants generally become exercisable ratably over a period of four to five years from the date of grant. The contractual terms of the options range from three to ten years from the date of grant. The 1996 Plan expires in August 2006.

Common stock option activity was as follows for the periods indicated:

	Years Ended December 31,
	2003		2004		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the Year	299,865	$15.03	529,243	$7.50	1,414,047	$3.95
Granted	307,469	2.50	1,129,544	1.94	1,240,020	0.96
Exercised	(35,659)	2.29	(76,837)	2.26	(75,770)	1.11
Canceled or expired	(42,432)	28.83	(167,903)	2.38	(176,755)	2.65
Outstanding at the end of the Year	529,243	7.50	1,414,047	3.95	2,401,542	2.59
Options exercisable at year-end	240,442	$11.99	259,756	$11.92	640,426	$5.94

As of December 31, 2005, 52,838 shares were available for issuance under the 1996 Plan.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2005	Weighted- Average Exercise Price
Less than $1.00	1,123,750	9.5	$0.95	10,000	$0.98
$ 1.01 – $ 2.00	1,008,750	8.4	1.88	400,374	1.87
$ 2.01 – $ 3.00	58,245	6.3	2.69	55,352	2.69
$ 3.01 – $ 5.00	151,735	6.8	3.80	117,263	3.80
$ 5.01 – $ 10.00	9,000	5.0	7.31	8,500	7.22
$10.01 – $ 20.00	15,327	5.0	13.31	15,327	13.31
$20.01 – $180.00	34,735	3.4	64.22	33,610	65.01
	2,401,542	8.7	$2.58	640,426	$5.94

The weighted average fair values of the options granted in 2003 with a stock price equal to the exercise price was $2.50. The weighted average fair values of the options granted in 2004 with a stock price equal to the exercise price was $1.94. The weighted average fair values of the options granted in 2005 with a stock price equal to the exercise price was $0.96.

Warrants

The Company has also granted warrants to purchase common stock to various investors, employees and outside vendors. Warrant activity was as follows for the periods indicated (in shares of common stock):

	Years Ended December 31,
	2003	2004	2005
Outstanding at the beginning of the year	1,108,911	2,375,116	2,961,410
Granted	1,924,159	3,751,560	1,872,144
Exercised	—	(1,111,942)	—
Canceled or expired	(657,954)	(2,053,324)	(154,933)
Outstanding at the end of the year	2,375,116	2,961,410	4,678,621

Exercise prices on the outstanding warrants range from $1.63 to $70.00 per share. The weighted average grant date fair value of warrants issued in 2005 was $1.65. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following ranges of assumptions: dividend yield of 0%; expected volatility of 69% to 133%; risk-free interest rate of 4.39% to 6.50%; and expected life of the warrant term of three to seven years.

Reserve for Issuance

As of December 31, 2005, the Company had reserved 7,080,163 shares of common stock for issuance upon the exercise of outstanding options and warrants.

12.   Retirement Plans

The VCampus Corporation 401(k) plan (adopted in 1997) allows employees to elect an amount between 1% and 15% of their total compensation to contribute to the plan. All full-time employees are eligible to make participation elections at any time while employed by the Company. There is a graduated vesting schedule for employer contributions in which contributions fully vest over a period of four years. The plan allows discretionary Company contributions. In 2003, 2004 and 2005, there were no discretionary Company contributions made to the plan.

13.   Income Taxes

Income tax expense for the years ended December 31, 2003, 2004 and 2005 is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences is as follows:

	December 31
	2003	2004	2005
Tax benefit at federal statutory rate	$(1,108,000)	$(2,303,000)	$(2,010,000)
State income taxes, net of federal tax effect	(158,000)	(329,000)	(230,000)
Increase in valuation allowance	1,240,000	1,844,000	870,000
Other	26,000	788,000	650,000
Change in effective tax rate	—	—	720,000
Income tax expense	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recognized a full valuation allowance against the deferred tax assets because the Company has determined that it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize part or all of the deferred tax assets. The valuation allowance for deferred taxes increased $1,240,000, $1,844,000 and $870,000 in the years ended December 31, 2003, 2004 and 2005. Significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2004	2005
Net operating loss carryforwards	$26,279,000	$27,160,000
Accrued payroll	35,000	13,000
Other accruals	53,000	50,000
Other assets and liabilities	1,387,000	1,401,000
Total deferred tax assets	25,754,000	28,624,000
Valuation allowance	(27,754,000)	(28,624,000)
Net deferred tax assets	$—	$—

As of December 31, 2004 and 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $65,000,000 and $69,700,000, respectively, which will expire at various dates through 2025. The Company may be deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.

14.   Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2003	2004	2005
Numerator:
Net loss	$(3,259,023)	$(6,579,416)	$(5,866,327)
Less: Dividends accruing to preferred stockholders	(2,926,854)	—	(14,312)
Net loss available to common stockholders	$(6,185,877)	$(6,579,416)	$(5,880,639)
Denominator:
Denominator for basic earnings per share—weighted-average shares	3,423,056	6,792,321	9,266,800
Denominator for diluted earnings per share—adjusted weighted-average shares	3,423,056	6,792,321	9,266,800
Basic and diluted loss per share:
Net loss per share available to common stockholders	$(1.81)	$(0.97)	$(0.63)

The following equity instruments (with underlying common share numbers shown in the table) were not included in the diluted net loss per share calculation because their effect would have been anti-dilutive:

	Year ended December 31,
	2003	2004	2005
Convertible notes payable:	64,285	1,311,354	849,946
Convertible preferred stock:
Series A-1	—	—	1,402,391
Stock options	529,243	1,414,047	2,401,542
Warrants	2,375,116	2,961,410	4,678,621

15.   Subsequent Events

In March 2006, the Company completed a private placement of Series B-1 convertible Preferred Stock. Under the terms of this financing, the Company raised $2,300,000 in gross proceeds through the issuance of 2,300 of Series B-1 convertible Preferred Stock at a purchase price of $1,000 per share to two accredited investors. Under the terms of this financing, the Company also issued ten-year warrants to purchase 1,000,000 shares of common stock to the same accredited investors at an exercise price per share equal to the then applicable conversion price of the Series B-1 Preferred Stock. The warrants are first exercisable commencing four years from their issuance date. Beginning three years from their date of issuance, the shares of Series B-1 Preferred Stock are convertible, at the option of their holders, into common stock based on a formula that yields a discount of between 10% and 37.5% to the last closing bid price of the common stock prior to the date of conversion, subject to a price floor of $1.64 per share. The shares of Series B-1 Preferred Stock are entitled to receive dividends paid quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6% of the net sales proceeds from two courses to be mutually agreed upon by the parties. Each share of Series B-1 Preferred Stock has a liquidation preference equal to 150% of the purchase price paid for the share. The shares of Series B-1 Preferred Stock are non-voting. The Company intends to solicit shareholder approval for the financing at its 2006 annual meeting scheduled for May 2006.

16.   Quarterly Sales and Earnings Data—Unaudited

The following table presents the quarterly results for VCampus Corporation and its subsidiaries for the years ended December 31, 2004 and 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Revenue	$1,128,582	$1,093,089	$1,244,612	$1,098,180
Loss from operations	(1,422,218)	(1,230,238)	(905,633)	(1,152,843)
Net loss attributable to common stockholders	(1,902,673)	(1,456,104)	(1,212,427)	(1,309,435)
Net loss per share, basic and diluted	$(0.22)	$(0.15)	$(0.13)	$(0.14)
2004
Revenue	$1,494,052	$1,464,944	$917,635	$987,228
Loss from operations	(762,493)	(885,930)	(1,321,648)	(1,211,266)
Net loss attributable to common stockholders	(789,205)	(2,297,861)	(1,768,487)	(1,723,863)
Net loss per share, basic and diluted	$(0.15)	$(0.34)	$(0.24)	$(0.22)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT AND RESERVE
(in thousands)

VCampus Corporation

Classification	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2003	$31	$9	$(35	)(1)	$5
Year ended December 31, 2004	5	—	—		5
Year ended December 31, 2005	5	—	—		5

(1)          Uncollectible amounts written off. Net of recoveries.