Form 10-Q
period 2006-03-31
VCAMPUS CORP
filed 2006-05-15
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2006.

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

www.vcampus.com

(website)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                   Accelerated filer  ☐                                             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	9,669,456 shares
(Class)	(Outstanding at May 12, 2006)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2006
Revenues:
Online tuition revenues	$1,023,095	$1,080,257
Development and other revenues	105,487	196,945
Net revenues	1,128,582	1,277,202
Costs and expenses:
Cost of revenues	459,468	413,094
Sales and marketing	518,409	380,879
Product development and operations	712,732	674,696
General and administrative	442,570	484,800
Sales and use tax assessment	—	400,000
Depreciation and amortization	368,626	406,184
Stock-based compensation	48,995	229,637
Total costs and expenses	2,550,800	2,989,290
Loss from operations	(1,422,218)	(1,712,088)
Interest expense, net	(480,455)	(129,600)
Net loss	$(1,902,673)	$(1,841,688)
Dividends to preferred stockholders	—	(65,705)
Net loss attributable to common stockholders	$(1,902,673)	$(1,907,393)
Net loss per share, basic	$(0.22)	$(0.20)
Net loss per share — assuming dilution	$(0.22)	$(0.20)

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,488,159	$3,208,215
Accounts receivable, less allowance of $5,000 at December 31, 2005 and March 31, 2006	209,338	372,691
Loans receivable from related party	15,453	—
Prepaid expenses and other current assets	325,818	321,646
Total current assets	3,038,768	3,902,552
Property and equipment, net	313,880	295,209
Capitalized software costs and courseware development costs, net	1,308,577	1,012,795
Other assets	231,859	215,221
Other intangible assets, net	257,006	229,319
Goodwill	328,317	328,317
Total assets	$5,478,407	$5,983,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,182,585	$938,323
Accrued expenses	479,316	466,435
Accrued sales and use tax liability	—	400,000
Notes payable	191,796	206,831
Deferred revenues	469,280	226,876
Accrued dividends payable to preferred stockholders	14,312	65,705
Total current liabilities	2,337,289	2,304,170

Long-term liabilities:
Notes payable—less discount and current portion	479,489	465,371
Total liabilities	2,816,778	2,769,541

Commitments and contingencies:	—	—

Stockholders’ equity:
Series A-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $2,400,550; 5,000 shares authorized; 2,342 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	23	23
Series B-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $3,457,156; 5,000 shares authorized; 0 and 2,300 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	—	23
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 9,592,074 and 9,646,380 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	95,921	96,464
Additional paid-in capital	105,418,644	107,877,714
Accumulated deficit	(102,852,959)	(104,760,352)
Total stockholders’ equity	2,661,629	3,213,872
Total liabilities and stockholders’ equity	$5,478,407	$5,983,413

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2006
Operating activities
Net loss	$(1,902,673)	$(1,841,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81,284	69,690
Amortization	259,314	230,675
Impairment of capitalized software and courseware development costs	28,028	105,819
Debt discount and deferred financing costs amortization	447,741	116,513
Interest expense paid with stock	45,231	—
Stock option and warrant compensation	48,995	229,637
Decrease in allowance for doubtful accounts	(584)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,535)	(163,353)
Prepaid expenses and other current assets	215,589	4,171
Other assets	(142)	—
Accounts payable and accrued expenses	401,138	128,545
Deferred revenues	(225,281)	(242,404)
Net cash used in operating activities	(611,895)	(1,362,395)
Investing activities
Purchases of property and equipment	(27,040)	(51,019)
Capitalized software and courseware development costs	(202,417)	(13,025)
Proceeds from loans receivable from related party	9,000	15,586
Interest on loans receivable from related party	(592)	(134)
Net cash used in investing activities	(221,049)	(48,592)
Financing activities
Proceeds from the issuance of common stock, net of offering costs	900,450	—
Proceeds from the issuance of Series B-1 convertible Preferred Stock, net of offering costs	—	2,230,000
Repayments of notes payable	—	(98,957)
Net cash provided by financing activities	900,450	2,131,043
Net increase in cash and cash equivalents	67,506	720,056
Cash and cash equivalents at the beginning of the period	2,632,504	2,488,159
Cash and cash equivalents at the end of the period	$2,700,010	$3,208,215
Supplemental cash flow information
Interest paid	$—	$27,708
Significant noncash financing activities
Conversion of debt and accrued interest to common stock	$349,548	$—

See accompanying notes.

VCAMPUS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 2006. For further information, refer to the audited financial statements and footnotes thereto included in the VCampus Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.

Note B — Management Plans to Address Operating Conditions

The Company has incurred significant losses since inception. The Company expects negative cash flow from operations to continue until the online revenue stream matures. Management’s plans to address these conditions include pursuing additional capital and increasing sales to new customers through the Select Partner program as well as increasing sales to legacy customers. Management anticipates the increase in sales seen in the current and prior periods to continue through 2006. Management has also instituted cost cutting measures and operates under an approved budget which is closely monitored. If additional capital is not obtained and revenues do not increase significantly in the future, the Company would have to institute significant cost cutting measures in order to sustain the business and such cost cutting could impair the Company’s ability to reach its revenue goals. If the company is not able to address its funding needs, it will be materially adversely affected. Management is committed to maintaining operations at current levels to the extent to which capital is available to do so in order to meet projected sales levels. As previously disclosed, in April 2006, the Company entered into an Acquisition and Reorganization Agreement with Prosoft Learning Corporation and a Subsidiary of Prosoft pursuant to which the Company will acquire 100% of the equity ownership of Prosoft for a purchase price of $2.1 million  The pending reorganization remains subject to significant conditions to closing including the approval by the Bankruptcy Court, approval by creditors, confirmation by the bankruptcy Court of the formal reorganization plan and satisfaction or waiver of other customary conditions prior to or at closing. Because the Company would need to devote up to approximately $2.0 million in cash to acquire Prosoft upon closing and because of the uncertainties associated with its efforts to generate positive cash flow from the combined companies in the near term, the Company intends to secure additional capital to fund operations throughout the remainder of 2006. If cash flows of the combined companies do not meet management expectations and if the Company is unable to secure adequate funding for operations to offset such deficiency and replenish the cash utilized to acquire Prosoft, then its operations would be materially adversely affected. The Company continues to believe it has available cash on hand and sources for additional debt and equity capital in amounts necessary to meet its cash needs throughout 2006. However, additional capital, if needed and available, may not have terms favorable to the Company or its current stockholders.

The Company’s future capital requirements will depend on many factors, including, but not limited to, the costs associated with integrating additional acquisitions, such as Prosoft, acceptance of and demand for its products and services including the demand for courseware development under the Select Partner business model, market demand for technology upgrades, the types of arrangements that the Company may enter into with customers and agents, and the extent to which the Company invests in new technology and research and development projects. If the Company is unable to raise additional funding to meet working capital requirements, it may also be unable to meet Nasdaq Capital Market listing requirements. At March 31, 2006, the Company’s stockholders’ equity was $3.2 million, which exceeds the Nasdaq Capital Market listing requirement of $2.5 million. On October 28, 2005, the Company received a notice from the Nasdaq Stock Market indicating the Company was not in compliance with Nasdaq’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”). Nasdaq stated in its notice that in accordance with Nasdaq Marketplace Rules, the Company was being provided 180 calendar days, or until April 26, 2006, to regain compliance with the Minimum Bid Price Rule.  As the Company did not regain compliance during the compliance period, Nasdaq provided the Company with written notice on April 27, 2006 that the Company’s common stock would be delisted from the Nasdaq Capital Market. The Company has filed an appeal of this Nasdaq staff determination and requested a hearing before the Nasdaq Listing Qualifications Panel, which action automatically stays the delisting of the Company’s common stock pending resolution of the appeal. The Company’s hearing is scheduled for June 15, 2006.

 On April 18, 2006, the Company received notice that the Virginia Department of Taxation has denied VCampus’ request for correction of the retail sales and use tax assessment issued to VCampus as a result of an audit for the period August 1998 through October 2001. VCampus continues to disagree with the Department’s findings and is considering its options for further appeal or settlement. As disclosed in VCampus’ prior SEC filings, in 2002, the Virginia Department of Taxation completed an audit of the VCampus’ sales and use tax payments from August 1998 through October 2001. The total assessment from the Virginia Department of Taxation is approximately $104,000 for the audit period, which amount is payable within 30 days of completion of the Department’s formal assessment, even if VCampus pursues an appeal. In addition, based on this ruling and the Department’s interpretation of local law, VCampus has estimated its liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006 to be approximately $296,000 including penalties and interest   As a result, the Company has recorded a charge of $400,000 included on the first quarter 2006 consolidated statements of operations. The Company is currently examining its options in an effort to minimize the effect of this ruling on its operating condition and financial results.

Note C — Significant Accounting Policies

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Accordingly, for the three months ended March 31, 2006, stock compensation was accounted for under FAS 123(R) while for the three months ended March 31, 2005, stock compensation was accounted under the prior standard APB 25, “Accounting for Stock Issued to Employees.”  Under APB 25 no expense was recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense was recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for stock and stock options issued to non-employees, and for stock, stock options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory stock”).

At March 31, 2006, the Company has the stock-based compensation plan described below. Total compensation expense related to this plan was $229,637 and $468,250 for the three months ended March 31, 2006 and 2005, respectively, of which $36,250 and $48,995, respectively, related to stock option and stock awards to non-employees.

Prior to January 1, 2006, the Company provided pro forma disclosure of compensation amounts in accordance with Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement No. 148), as if the fair value method defined by Statement No. 123 had been applied to its stock-based compensation to employees. The pro forma table below reflects net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2005, as though the Company had adopted the fair value recognition provision of Statement No. 123, as follows:

Three Months Ended March 31, 2005
Pro forma net loss:
As reported	$(1,902,673)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	48,995
Deduct: Total employee non-cash stock compensation expense determined under fair value based method for all awards	(468,250)
Pro forma net loss	$(2,321,928)

Net loss per common share:
Basic and diluted—as reported	$(0.22)
Basic and diluted—pro forma	$(0.27)

The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

Three Months Ended March 31, 2005
Risk-free interest rate	3.87%
Dividend yield	0.00%
Expected term	8 Years
Expected volatility	129%

The Company uses the Black-Scholes model to estimate grant date fair value. Under the modified prospective transition method adopted by the Company, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all option awards granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of Statement No 123. Stock-based compensation expense for all share-based payment awards granted after

January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. The Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of four years.

Compensation expense recognized for the three months ended March 31, 2006 and 2005, for grants awarded to employees under the Company’s option plan was $193,387 and $0, respectively. As a result of adopting Statement No. 123R, net loss and net loss attributable to common stockholders were each greater by $193,387 for the three months ended March 31, 2006, than if the Company had continued to account for stock-based compensation under APB 25. As a result of adopting Statement No. 123R, net loss and net loss per share attributable to common stockholders were each greater by $0.02 for the three months ended March 31, 2006, than if the Company had continued to account for stock-based compensation under APB 25.

As part of its Statement No. 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since November 1996, is an appropriate measure of expected volatility. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated an expected term and a forfeiture rate based on historical data.

The Company granted no options during the three months ended March 31, 2006.

The following assumptions would be applicable in the Black-Scholes option pricing model to estimate expense for grants during the three months ended March 31, 2006.

Three Months Ended March 31, 2006
Risk-free interest rate	4.71%
Dividend yield	0.00%
Expected term	8 Years
Expected volatility	124%

The Company adopted a stock option plan (the “Original Plan”) which permitted the Company to grant options to purchase up to 28,892 shares of Common Stock to employees, board members and others who contribute materially to the success of the Company. In November 1996, the Company’s Board of Directors decided not to grant any further options under the Original Plan.

During 1996, the Company’s Board of Directors and its shareholders approved a new stock plan (the “1996 Plan”), for the grant of stock awards to employees, directors and consultants. Stock options under the Original Plan and 1996 Plan are generally granted at prices which the Company’s Board of Directors believes approximates the fair market value of its common stock at the date of grant. Individual grants generally become exercisable ratably over a period of four to five years from the date of grant. The contractual terms of the options range from four to ten years from the date of grant. The 1996 Plan expires in August 2006.

Option activity under the foregoing option plans and non-plan grants as of March 31, 2006, and changes during the three months ended March 31, 2006 were as follows:

	Number of Shares	Price per Share	Weighted Average Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2005	2,401,542	$0.53 - $176.20	$2.58	$12,750
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	(76,483)	$0.98 - $115.00	$8.31	—
Outstanding at March 31, 2006	2,325,059	$0.53 - $176.20	$2.41	$9,000
Options exercisable at March 31, 2006	679,165	$0.98 - $176.20	$4.96	—

The weighted average fair market value of the options at the date of grant for options outstanding at December 31, 2005, granted during the three months ended March 31, 2006 and outstanding at March 31, 2006 was $11.67, $0 and $11.64, respectively.

The following table summarizes information about options at March 31, 2006:

	Options Outstanding
Total Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)	Aggregate Intrinsic Value
2,325,059	$2.41	8.5	$9,000

	Options Exercisable
Total Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)	Aggregate Intrinsic Value
679,165	$4.96	8.3	$0

As of March 31, 2006, there was $1,973,582 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

During the three months ended March 31, 2006, the Company wrote off $105,819 in unamortized capitalized software and courseware development costs for a total of two courses, as a result of impairment analyses conducted by the Company in connection with the review of its quarterly financial statements. The Company determined that the impairment charges were necessary because the carrying amount of the assets represented by the courses exceeded the Company’s determination of the fair value of the assets. The write-offs have been included in amortization expense in the 2006 statements of operations. For the three months ended March 31, 2005, the Company wrote off $28,028 in unamortized capitalized software and courseware development costs for a total of two courses, as a result of impairment analyses it conducted during that period.

Revenue Recognition

The Company derives revenues from the following sources—online tuition revenues and development and other revenues.

Online tuition revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. Online tuition revenues are generated primarily through two types of contracts: (i) time-based subscriptions and (ii) usage-based contracts. Under subscription contracts, revenue is recognized ratably (on a straight-line basis) over the subscription period. For usage contracts, revenue is recognized upon enrollment in a course. Once a student has enrolled in a course, he generally cannot cancel delivery of a course or receive a refund. On rare occasions, we may extend the subscription length for a specific student’s course at no charge. Initial set-up fees related to all online tuition services are recognized ratably (on a straight-line basis) over the contract term.

Development and other revenues consist primarily of fees paid to the Company for developing and converting courseware. For arrangements that include more than one element, the Company allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence (“VSOE”) of the relative fair value of each deliverable. VSOE is determined using the price charged when that element is sold separately by us. Development and other revenues earned under courseware conversion contracts are recognized relative to the Company’s proportionate performance based on the ratio that total costs incurred to-date bear to total estimated costs. VCampus uses direct labor hours as the key criteria to measure progress towards completion. The Company develops its estimates to complete a project based on budgeted total costs and periodic assessment by our project managers.

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

In most cases, development projects are requested after delivery of online tuition services has begun (i.e. no development work was considered when terms of the online tuition agreement were negotiated). The Company has demonstrated the ability for our developed and converted material to be used in the absence of the Company’s platform. In addition, customers can use other vendors to develop electronic course material or develop course material internally for use on the Company’s platform. Accordingly, management believes that separate recognition of development revenues for customers who have online tuition contracts is appropriate.

The Company accounts for cash received from customers as prepayments for future services as deferred revenue. The Company recognizes revenue associated with those cash receipts in accordance with the above policies.

Note D — Equity Transactions

In March 2006, the Company completed a private placement of Series B-1 convertible Preferred Stock. Under the terms of this financing, the Company raised $2,300,000 in gross proceeds through the issuance of 2,300 shares of Series B-1 convertible Preferred Stock at a purchase price of $1,000 per share to two accredited investors. Under the terms of this financing, the Company also issued ten-year warrants to purchase 1,000,000 shares of common stock to the same accredited investors at an exercise price per share equal to the then applicable conversion price of the Series B-1 Preferred Stock. The warrants are first exercisable commencing four years from their issuance date. Beginning three years from their date of issuance, the shares of Series B-1 Preferred Stock are convertible, at the option of their holders, into common stock based on a formula that yields a discount of between 10% and 37.5% to the last closing bid price of the common stock prior to the date of conversion, subject to a price floor of $1.64 per share. The shares of Series B-1 Preferred Stock are entitled to receive dividends paid quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6% of the net sales proceeds from two courses to be mutually agreed upon by the parties. Each share of Series B-1 Preferred Stock has a liquidation preference equal to 150% of the purchase price paid for the share. The shares of Series B-1 Preferred Stock are non-voting. The Company intends to solicit shareholder approval for the financing at its 2006 annual meeting scheduled for May 2006.

Note E — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2005	2006
Numerator:
Net loss available to common stockholders	$(1,902,673)	$(1,907,393)
Denominator:
Denominator for basic earnings per share — weighted-average shares	8,518,708	9,613,712
Denominator for diluted earnings per share — adjusted weighted-average shares	8,518,708	9,613,712
Basic net loss per share	$(0.22)	$(0.20)
Diluted net loss per share	$(0.22)	$(0.20)

Note F — Intangible Assets

Other intangible assets were comprised of:

	December 31, 2005	March 31, 2006
Developed content	$523,800	$523,800
Trademarks and names	904,720	904,720
Customer base	304,820	304,820
	1,733,340	1,733,340
Less accumulated amortization	(1,476,334)	(1,504,021)
	$257,006	$229,319

The Company expects amortization expense for other intangible assets to be as follows:

2006 (remaining nine months)	83,055
2007	66,078
2008	43,747
Thereafter	36,439
$229,319

Note G — Commitments and Contingencies

Alleged Default on Secured Convertible Notes

In February 2006, holders of a majority of the Company’s Series A and Series B secured convertible notes notified VCampus that they believe an event of default exists under the notes based on the Company’s failure to acknowledge their alleged right to have the conversion price on their notes reduced from $1.63 per share to $0.50 per share, which is the lowest potential reset conversion price for the Series A-1 Preferred Stock the Company issued to other investors in the December 2005 financing. The Company disputes the claims made by the note holders for a number of reasons, including the fact that their antidilution rights expired, pursuant to the express terms of the notes and warrants, prior to the price reset date of March 31, 2006, and hence they expired prior to the occurrence of the alleged event or contingency that might have otherwise triggered their rights. Consequently, the Company believes that the note holders’ allegations are without merit.

Litigation

On April 18, 2006, the Company received notice that the Virginia Department of Taxation has denied VCampus’ request for correction of the retail sales and use tax assessment issued to VCampus as a result of an audit for the period August 1998 through October 2001. VCampus continues to disagree with the Department’s findings and is considering its options for further appeal or settlement. As disclosed in VCampus’ prior SEC filings, in 2002, the Virginia Department of Taxation completed an audit of the VCampus’ sales and use tax payments from August 1998 through October 2001. The total assessment from the Virginia Department of Taxation is approximately $104,000 for the audit period, which amount is payable within 30 days of completion of the Department’s formal assessment, even if VCampus pursues an appeal. In addition, based on this ruling and the Department’s interpretation of local law, VCampus has estimated its liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006 to be approximately $296,000 including penalties and interest   As a result, the Company has recorded a charge of $400,000 which is included on the 2006 consolidated statements of operations. The Company is currently examining its options in an effort to minimize the effect of this ruling on its operating condition and financial results. An unfavorable outcome with respect to some or all of these tax assessments discussions could have a material adverse affect on the Company’s financial position and results of operations, and no assurance can be given that these tax matters will be resolved in the Company’s favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense that may ultimately result from the assessments, and will re-evaluate the adequacy of its reserves as new information or circumstances warrant.

Nasdaq Listing

On October 28, 2005, the Company received a notice from the Nasdaq Stock Market indicating the Company was not in compliance with Nasdaq’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”). Nasdaq stated in its notice that in accordance with Nasdaq Marketplace Rules, the Company was being provided 180 calendar days, or until April 26, 2006, to regain compliance with the Minimum Bid Price Rule.  As the Company did not regain compliance during the compliance period, Nasdaq provided the Company with written notice on April 27, 2006 that the Company’s common stock would be delisted from the Nasdaq Capital Market. The Company has filed an appeal of this Nasdaq staff determination and requested a hearing before the Nasdaq Listing Qualifications Panel, which action automatically stays the delisting of the Company’s common stock pending resolution of the appeal. The Company’s hearing is scheduled for June 15, 2006.

Note H — Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings, and including, in particular, the availability of sufficient capital to finance our business plan on terms satisfactory to management, risks relating to dependence on strategic partners and third party relationships, difficulties in maintaining compliance with Nasdaq listing requirements, risks associated with acquisitions, dependence on online distribution, security risks, government regulations and competition.

During the three months ended March 31, 2006, we entered into a Select Partner Agreement with the Emergency Nurses Association. This agreement is in addition to the 13 Select Partner Agreements we entered into between 2003 and 2005. Under these agreements, we have developed and plan to develop and market online curricula for large targeted markets in financial management, certified treasury recertification, project management certification, continuing education in nursing, corporate and government contract management, forensic nursing specialty designation, financial research analysts’ requirements, regulatory affairs in the health products industry and intrusion detection technology. With the exception of courseware developed for Kiplinger, all of the curricula relate to either continuing education credits or preparation for a professional certification or licensure, which we anticipate will fuel significant demand for the courses.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and capitalized software and courseware development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our annual report on Form 10-K.

Stock-based compensation expense: Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted to employees after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with Statement No. 123R. Under the fair value recognition provisions of Statement No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to Statement No. 123R adoption, we accounted for share-based payments to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that historical realized volatility calculated since its initial public offering is a reasonable indicator of expected volatility and future stock price trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note C to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Pending Acquisition of Prosoft Learning Corporation

In April 2006, we entered into an agreement to acquire Prosoft Learning Corporation. The acquisition is scheduled to close during the second quarter, however, it remains subject to significant conditions to closing including the approval by the Bankruptcy Court, approval by creditors, confirmation by the bankruptcy Court of the formal reorganization plan and satisfaction or waiver of other customary conditions prior to or at closing.  We expect the acquisition of Prosoft to substantially increase our revenues, as well as related operating expenses, going forward. We will also incur expenses associated with completing and integrating the acquisition itself. Prosoft recorded total revenues of $7,032,000 for its most recent fiscal year ended July 31, 2005 and a net loss of $2,608,000 during that period. We expect the acquisition and integration of Prosoft to require significant management time and resources.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Summary

For the three months ended March 31, 2006, we incurred a net loss to common stockholders of $1,907,393 (or $0.20 per share) compared to a net loss to common stockholders of $1,902,673 (or $0.22 per share) for the three months ended March 31, 2005. The net loss for the three months ended March 31, 2006 includes $229,637 of stock-based compensation, $400,000 of expenses in connection with a sales and use tax assessment, $116,513 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 private placement and dividends to preferred stockholders of $65,705. The net loss for the three months ended March 31, 2005 includes approximately $469,000 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 private placement. Applying the then-applicable accounting standard (APB No. 25), only $48,995 of stock-based compensation expense was recorded for the three months ended March 31, 2005.

The following table sets forth unaudited selected financial data:

	For the Three Months Ended March 31,
	2005		2006
Revenues	$1,128,582	100.0%	$1,277,202	100.0%
Cost of revenues	459,468	40.7	413,094	32.4
Sales and marketing	518,409	45.9	380,879	29.8
Product development and operations	712,732	63.15	674,696	52.8
General and administrative	442,570	39.2	484,800	38.0
Sales and use tax assessment	—	0.0	400,000	31.3
Depreciation and amortization	368,626	32.7	406,184	31.8
Stock-based compensation	48,995	4.3	229,637	18.0
Loss from operations	(1,422,218)	(126.0)	(1,712,088)	(134.1)
Interest expense, net	(480,455)	(42.6)	(129,600)	(10.1)
Net loss	(1,902,673)	(168.6)	(1,841,688)	(144.2)
Dividends to preferred stockholders	—-	0.0	(65,705)	(5.1)
Net loss to common stockholders	$(1,902,673)	(168.6)%	$(1,907,393)	(149.3)%

Net Revenues

	For the Three Months Ended March 31,
	2005		2006
Online tuition revenues	$1,023,095	90.7%	$1,080,257	84.6%
Online development and other revenues	105,487	9.3	196,945	15.4
Total net revenues	$1,128,582	100.0%	$1,277,202	100.0%

Online tuition revenues increased 5.6% to $1,080,257 in the first quarter of 2006, compared to $1,023,095 for the same period in 2005. The increase is primarily due to increases in Select Partner and government revenues ($52,000 and $5,000, respectively), whereas revenues from corporate and other customers remained essentially unchanged.

Online development and other revenues increased 86.7% to $196,945 in the first quarter of 2006, compared to $105,487 for the first quarter of 2005. The increase is primarily due to an increase in course development and professional services orders including a large courseware order from a Select Partner contributing to the increased revenues in 2006.

Cost of Revenues

Cost of revenues decreased 10.1% to $413,094 in the first quarter of 2006 as compared to $459,468 for the first quarter of 2005. The decrease is primarily due to lower royalty costs as a result of (i) a change in the revenue mix with more revenues coming from non-royalty bearing Select Partner courses and (ii) lower royalties per course incurred to one of our largest content partners as a result of a renewed agreement with them. The decrease was partially offset by an increase in cost of online development and other revenues associated with higher development and other revenues which increased in the first quarter of 2006 compared to the first quarter of 2005.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 26.5% to $380,879 in the first quarter of 2006 as compared to $518,409 for the first quarter of 2005. The decrease is primarily attributable to decreased headcount and related costs and a decrease in out-of-pocket costs in sales and marketing in the first quarter of 2006 as we gain more experience in and streamline our marketing activities associated with our Select Partner program.

Product Development and Operations. Product development and operations expenses decreased 5.3% to $674,696 in the first quarter of 2006 as compared to $712,732 for the first quarter of 2005. The decrease is primarily due to decreases in headcount and related costs in the first quarter of 2006 as compared to the first quarter of 2005.

General and Administrative. General and administrative expenses increased 9.5% to $484,800 in the first quarter of 2006 as compared to $442,570 for the first quarter of 2005. The increase is primarily due to an increase in headcount related expenses.

Sales and Use Tax Assessment. Sales and use tax assessment consists of a $400,000 charge based on of our estimate for sales and use taxes and related penalties and interest for the period from August 1998 through March 2006. In April 2006, we received notice that the Virginia Department of Taxation had denied our request for correction of the retail sales and use tax assessment issued to us as a result of an audit for the period from August 1998 through October 2001. The total assessment is approximately $104,000 for the audit period. In addition, based on this ruling and the Department’s interpretation of local law, we have estimated the liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006 to be approximately $296,000, including penalties and interest. We are currently reviewing our options for appealing or compromising the amount of the taxes, penalties and interest due, including the estimated amount.

Depreciation and Amortization. Depreciation and amortization increased 10.2% to $406,184 in the first quarter of 2006 as compared to $368,626 for the first quarter of 2005. The increase is primarily attributable to the release of new Select Partner courses and the resulting amortization of capitalized costs incurred for their development, as well as additional amortization expense recorded in 2006 as a result of an impairment analysis (see Note C to our Notes to financial statements included in this report).

Stock-based Compensation. Stock-based compensation expense was $229,637 and $48,995 for the three months ended March 31, 2006 and 2005, respectively. The increase is a result of the adoption of SFAS 123(R) effective January 1, 2006, using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all (a) share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Accordingly, for the three months ended March 31, 2006, stock compensation is accounted for under FAS 123(R), which requires recording expense equal to the fair value of all awards. For the three months ended March 31, 2005, stock-based compensation is accounted for under APB 25, “Accounting for Stock Issued to Employees” and includes expense associated with the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Interest Expense. Interest expense for the three months ended March 31, 2006 and 2005 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 (as reduced to $1,286,443 following mandatory and voluntary conversions and repayments through March 31, 2006) of convertible promissory notes issued in March 2004.

Liquidity and Capital Resources

As of March 31, 2006, we had $3,208,215 in cash and cash equivalents, an increase of $720,056 from December 31, 2005, attributable primarily to the $2.3 million private placement completed in March 2006, partially offset by our net loss for the three months ended March 31, 2006. Net cash utilized in operating activities was $1,362,395 for the three months ended March 31, 2006. Net cash utilized in operating activities for the same period in 2005 was $611,895. The increase in cash utilized in operating activities is primarily due to the paydown of accounts payable balances in the 2006 period, whereas our accounts payable had increased from $575,183 at December 31, 2004 to $701,757 at March 31, 2005 which was mainly due to the timing of payments for certain large payables.

Net cash utilized in investing activities was $48,592 for the three months ended March 31, 2006 compared to $221,049 for the three months ended March 31, 2005. The use of cash for investing activities in both periods is primarily attributable to courseware development costs that were capitalized and the purchase of computer equipment as we continue to maintain and upgrade our technological infrastructure. The decrease in cash utilized in investing activities is primarily due a decrease in capitalized courseware development costs for the three months ended March 31, 2006 ($13,025) compared to $202,417 for the three months ended March 31, 2005 primarily as a result of some of our Select Partners paying us to develop courses.

Net cash provided by financing activities was $2,131,043 for the three months ended March 31, 2006 compared to $900,450 for the three months ended March 31, 2005. In March 2006, we completed a private placement of Series B-1 convertible Preferred Stock. Under the terms of this financing, we raised $2,300,000 in gross proceeds through the issuance of 2,300 shares of Series B-1 convertible Preferred Stock at a purchase price of $1,000 per share to two accredited investors, one of whom is Barry Fingerhut, our largest beneficial stockholder. Under the terms of this financing, we also issued ten-year warrants to purchase 1,000,000 shares of common stock to the same accredited investors at an exercise price per share equal to the then applicable conversion price of the Series B-1 Preferred Stock. The warrants are first exercisable commencing four years from their issuance date. Beginning three years from their date of issuance, the shares of Series B-1 Preferred Stock are convertible, at the option of their holders, into common stock based on a formula that yields a discount of between 10% and 37.5% to the last closing bid price of the common stock prior to the date of conversion, subject to a price floor of $1.64 per share. The shares of Series B-1 Preferred Stock are entitled to receive cash dividends paid quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6% of the net sales proceeds from two courses to be mutually agreed upon by the parties. Each share of Series B-1 Preferred Stock has a liquidation preference equal to 150% of the purchase price paid for the share.

We have incurred significant losses since inception and had an accumulated deficit of $105.0 million as of March 31, 2006. We expect negative cash flow from operations to continue until the revenue stream matures. Our plans to address these conditions include pursuing additional capital and increasing sales to new customers through the Select Partner program as well as increasing sales to other customers. We anticipate the increase in sales seen in the current and prior periods to continue through 2006. We have also instituted cost cutting measures and we operate under an approved budget which is closely monitored. However, in the event revenues do not meet anticipated levels or we are unable to raise additional funding to meet working capital requirements, we may need to further significantly reduce operating expenses which might in turn impact our ability to meet projected sales levels.

We have an obligation to repay principal and interest under our convertible notes that began in July 2005. The total outstanding principal remaining under these convertible notes as of March 31, 2006 amounted to $1,286,443. Cash payments for principal under these notes are approximately $99,000 per quarter through the maturity date in April 2009, unless such notes are sooner converted to common stock or restructured. Initial cash payments for interest under these notes are approximately $36,000 per quarter beginning July 1, 2005 and will gradually be reduced as the principal is paid down. We made our first three installments of principal and interest in July and October 2005 and January 2006 and the next installment is due in April 2006. In February 2006, holders of a majority of these notes notified us that they believe an event of default exists under the notes based on our failure to acknowledge their alleged right to have the conversion price on their notes reduced from $1.63 per share to $0.50 per share, which is the lowest potential reset conversion price for the Series A-1 Preferred Stock we issued to other investors in the December 2005 financing. We believe the note holders’ allegations are without merit. Although we firmly believe no event of default has occurred, we continue to pursue negotiations with the note holders in an effort to reach an amicable resolution of the matter. If we are unable to resolve the dispute and in the event the note holders were successful in pursuing their claims, they would thereafter be entitled to formally declare a default and immediately accelerate the entire amount of the indebtedness and pursue their rights as the senior secured creditor with respect to our assets.

We are obligated to pay a quarterly dividend at an annual rate of 10% on the Series A-1 Preferred Stock so long as it is outstanding. Based on the 2,342 shares of Series A-1 Preferred Stock that were issued and remain outstanding through the date of this report, we are obligated to pay $234,200 per year in dividends to our Series A-1 Preferred Stockholders.

We are obligated to pay dividends to our Series B-1 Preferred Stockholders so long as the Series B-1 Preferred Stock is outstanding. Dividends are due quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6% of the net sales proceeds from two courses to be mutually agreed upon by the parties.

We are obligated to pay approximately $400,000 in back sales and use tax to the Virginia Department of Taxation pursuant to an audit and the Department’s interpretation of local law regarding third-party royalties we pay to our content providers for courses we deliver online.

Upon consummation of our pending acquisition of Prosoft Learning Corporation, which is scheduled to close in the second quarter of 2006, we are obligated to pay up to approximately $1.8 million in cash at closing and approximately $300,000 over the next 12 months thereafter pursuant to promissory notes to be executed at closing. Consequently, we will need to replenish our cash reserves to sustain operations through the remainder of 2006.

If we are not able to address our funding needs and repayment obligations or if we are not successful in defending against or settling the claims of default under our outstanding notes, we will be materially adversely affected. Our future capital requirements will depend on many factors, including, but not limited to, the closing of the Prosoft acquisition, acceptance of and demand for our products and services, including our Select Partner business model, capital requirements associated with our acquisition plans, market demands for technology upgrades, possible restructuring or early repayment of our indebtedness, the types of arrangements that we may enter into with customers and agents, and the extent to which the we invest in Select Partner courseware development, new technology and research and development projects. While we believe we have the ability to raise additional capital, our ability to raise capital in the near term is uncertain. If we are unable to raise additional funding to meet working capital requirements or if we don’t prevail or get an extension at our hearing before the Nasdaq Listing Qualifications Panel on June 15, 2006, our stock will be delisted from the Nasdaq Capital Market and we might not be able to achieve our business objectives. VCampus believes it has available capital on hand and sources for additional debt and equity capital in amounts necessary to meet its cash needs in 2006. However, additional capital, if needed and available, may not have terms favorable to us or our current stockholders.  Management is committed to maintaining operations at current levels to the extent to which capital is available to do so in order to meet projected sales levels.

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

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial Statements.

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

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide assurance that information to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of  our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the VCampus Chief Executive Officer and Chief Financial Officer have concluded that VCampus’ disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b) No change in our’ internal controls over financial reporting occurred during VCampus’ last fiscal quarter that has materially affected, or is reasonably likely to materially affect, VCampus’ internal control over financial reporting.

As a result of the SEC’s deferral of the deadline for foreign and non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we will not be subject to the requirements until our Annual Report on Form 10-K for fiscal year 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 18, 2006, we received notice that the Virginia Department of Taxation has denied our request for correction of the retail sales and use tax assessment issued to us as a result of an audit for the period August 1998 through October 2001. We continue to disagree with the Department’s findings and are considering our options for further appeal or settlement. As disclosed in our prior SEC filings, in 2002, the Virginia Department of Taxation completed an audit of our sales and use tax payments from August 1998 through October 2001. The total assessment from the Virginia Department of Taxation is approximately $104,000 for the audit period, which amount is payable within 30 days of completion of the Department’s formal assessment, even if we pursue an appeal. In addition, based on this ruling and the Department’s interpretation of local law, we have estimated our liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006 to be approximately $296,000, including penalties and interest   As a result, we have recorded a charge of $400,000, which is included on the 2006 consolidated statements of operations. We are currently examining our options in an effort to minimize the effect of this ruling on our operating condition and financial results.

On October 28, 2005, we received a notice from the Nasdaq Stock Market indicating that we were not in compliance with Nasdaq’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of the our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”). Nasdaq stated in its notice that in accordance with Nasdaq Marketplace Rules, we were being provided 180 calendar days, or until April 26, 2006, to regain compliance with the Minimum Bid Price Rule.  Because we did not regain compliance during the compliance period, Nasdaq provided us with written notice on April 27, 2006 that our common stock would be delisted from the Nasdaq Capital Market. We have filed an appeal of this Nasdaq staff determination and requested a hearing before the Nasdaq Listing Qualifications Panel, which action automatically stays the delisting of our common stock pending resolution of the appeal. Our hearing is scheduled for June 15, 2006.

Item 2. Unregistered Sales of Equity Securities

(a)    From January 1, 2006 to March 31, 2006, we issued the following unregistered securities:

28,846 shares of common stock at $0.65 per share to a consultant as payment for advisory services.

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

Date: May 12, 2006

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