Form 10-Q
period 2006-06-30
VCAMPUS CORP
filed 2006-08-14
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

www.vcampus.com

(website)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                    Accelerated filer   ☐                     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes    ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	9,915,747 shares
(Class)	(Outstanding at August 11, 2006)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues:
Online tuition revenues	$1,029,061	$850,538	$2,052,156	$1,930,795
Development and other revenues	64,028	251,200	169,515	448,145
Content revenues	—	227,707	—	227,707
Certification revenues	—	78,223	—	78,223
Net revenues	1,093,089	1,407,668	2,221,671	2,684,870
Costs and expenses:
Cost of revenues	390,094	489,249	849,562	902,343
Sales and marketing	405,745	412,019	924,154	792,898
Product development and operations	696,697	678,527	1,409,429	1,353,223
General and administrative	391,881	592,699	834,451	1,077,499
Sales and use tax assessment	—	—	—	400,000
Depreciation and amortization	413,411	347,961	782,037	754,145
Stock-based compensation	25,499	219,472	74,494	449,109
Total costs and expenses	2,323,327	2,739,927	4,874,127	5,729,217
Loss from operations	(1,230,238)	(1,332,259)	(2,652,456)	(3,044,347)
Interest expense and amortization of debt discount and debt offering costs, net	(225,866)	(110,454)	(706,321)	(240,054)
Net loss	$(1,456,104)	$(1,442,713)	$(3,358,777)	$(3,284,401)
Dividends to preferred stockholders	—	(1,181,629)	—	(1,247,334)
Net loss attributable to common stockholders	$(1,456,104)	$(2,624,342)	$(3,358,777)	$(4,531,735)
Net loss per share, basic	$(0.15)	$(0.27)	$(0.37)	$(0.47)
Net loss per share — assuming dilution	$(0.15)	$(0.27)	$(0.37)	$(0.47)

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,488,159	$2,137,278
Accounts receivable, less allowance of $5,000 and $16,000 at December 31, 2005 and June 30, 2006, respectively	209,338	882,650
Loans receivable from related party	15,453	—
Prepaid expenses and other current assets	325,818	301,730
Total current assets	3,038,768	3,321,658
Property and equipment, net	313,880	380,898
Capitalized software costs and courseware development costs, net	1,308,577	788,472
Other assets	231,859	198,582
Other intangible assets, net	257,006	1,729,732
Goodwill	328,317	1,093,750
Total assets	$5,478,407	$7,513,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,182,585	$2,110,956
Accrued expenses	479,316	1,037,222
Accrued sales and use tax liability	—	400,000
Capital lease obligation	—	28,624
Notes payable	191,796	265,348
Deferred revenues	469,280	1,239,214
Accrued dividends payable to preferred stockholders	14,312	57,925
Total current liabilities	2,337,289	5,139,289

Long-term liabilities:
Notes payable—less discount and current portion	479,489	443,755
Capital lease obligation - net of current portion	—	42,478
Total liabilities	2,816,778	5,625,522

Commitments and contingencies:	—	—

Stockholders’ equity:
Series A-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $2,374,925; 5,000 shares authorized; 2,342 and 2,317 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	23	23
Series B-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $3,588,000; 5,000 shares authorized; 0 and 2,392 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	—	24
Common Stock, $0.01 par value per share; 36,000,000 shares authorized; 9,592,074 and 9,781,747 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	95,921	97,817
Additional paid-in capital	105,418,644	109,219,535
Accumulated deficit	(102,852,959)	(107,384,694)
Accumulated other comprehensive loss	—	(45,135)
Total stockholders’ equity	2,661,629	1,887,570
Total liabilities and stockholders’ equity	$5,478,407	$7,513,092

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2006
Operating activities
Net loss	$(3,358,777)	$(3,284,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	158,753	125,252
Amortization	517,814	475,897
Bad debt expense	—	(1,586)
Impairment of capitalized software and courseware development costs.	105,470	152,996
Debt discount and deferred financing costs amortization	651,007	225,536
Interest expense paid with stock	87,632	—
Stock option and warrant compensation	74,494	449,109
Change in allowance for doubtful accounts	(584)	(10,724)
Changes in operating assets and liabilities:
Accounts receivable	(94,241)	(87,835)
Prepaid expenses and other current assets	394,281	122,924
Other assets	44,542	—
Accounts payable and accrued expenses	558,435	409,062
Deferred revenues	(526,413)	768,956
Net cash used in operating activities	(1,387,587)	(654,814)
Investing activities
Purchases of property and equipment	(75,560)	(80,712)
Acquisition of Prosoft, net of cash acquired	—	(1,508,280)
Capitalized software and courseware development costs	(324,031)	(27,514)
Proceeds from loans receivable from related party	18,000	15,586
Interest on loans receivable from related party	(1,028)	(133)
Net cash used in investing activities	(382,619)	(1,601,053)
Financing activities
Proceeds from the issuance of common stock, net of offering costs	900,450	—
Proceeds from the issuance of Series B-1 convertible Preferred Stock, net of offering costs	—	2,230,000
Repayments of capital lease obligations	—	(2,066)
Payment of dividends on preferred stock	—	(80,019)
Repayments of notes payable	—	(197,912)
Net cash provided by financing activities	900,450	1,950,003
Net effect of exchange rate changes on cash and cash equivalents	—	(45,017)
Net increase in cash and cash equivalents	(869,756)	(350,881)
Cash and cash equivalents at the beginning of the period	2,632,504	2,488,159
Cash and cash equivalents at the end of the period	$1,762,748	$2,137,278
Supplemental cash flow information
Interest paid	$—	$53,436
Significant noncash financing activities
Conversion of debt and accrued interest to common stock	$443,607	$—
Conversion of dividends on Series B-1 Preferred Stock to shares of B-1 Preferred Stock	$—	$92,000
Dividends to preferred stockholders	$—	$1,031,703

See accompanying notes.

VCAMPUS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period, including the year ending December 31, 2006. For further information, refer to the audited financial statements and footnotes thereto included in the VCampus Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.

Note B — Management Plans to Address Operating Conditions

While the Company currently operates as a going concern, certain significant factors raise substantial doubt about the Company’s ability to continue to operate as a going concern. The Company has incurred significant losses since inception.  The Company continues to rely on additional financing to fund its continuing operations. The Company expects negative cash flow from operations to continue until its revenue streams mature. The Company used a significant portion of its cash reserves to make an acquisition. The Company assumed substantial liabilities and incurred considerable transaction costs as part of an acquisition. The Company has a significant unresolved tax liability described below. Recent financings require significant ongoing cash payments for dividends, interest, and principal. These factors, among others, raise substantial doubt about the Company’s ability to continue to operate as a going concern.

Management’s plans to address these conditions include pursuing additional capital and increasing sales of current and future products, including those from Prosoft. Management has also instituted cost cutting measures and operates under an approved budget which is closely monitored.  If additional capital is not obtained and revenues do not increase significantly in the near future, the Company would have to institute significant cost cutting measures in order to sustain the business and such cost cutting could impair the Company’s ability to continue as a going concern.  Management is committed to maintaining operations at current levels to the extent to which capital is available to do so in order to meet projected sales levels.   The Company intends to secure additional capital to fund operations throughout the remainder of 2006. If cash flows of the combined companies do not meet management expectations and if the Company is unable to secure adequate funding for operations to offset any such deficiency and replenish the cash utilized to acquire Prosoft, then its operations would be materially adversely affected and the company may be unable to continue as a going concern. The Company continues to believe it has available cash on hand and sources for additional debt and equity capital in amounts necessary to meet its cash needs throughout 2006.  However, additional capital, if needed and available, may not have terms favorable to the Company or its current stockholders.

The Company’s future capital requirements will depend on many factors, including, but not limited to, the costs associated with integrating the Prosoft acquisition, the cost associated with the conversion of Prosoft’s course material to an online format, acceptance of and demand for its products and services, market demand for technology upgrades, the types of arrangements that the Company may enter into with customers and agents, and the extent to which the Company invests in new technology and research and development projects.

Pending the outcome of its hearing procedure before the Nasdaq Listing Panel, the Company decided to proceed with voluntary delisting of its shares of common stock from trading on the Nasdaq Capital Market as of the opening of trading on July 5, 2006. VCampus’ shares of common stock are currently trading on the Nasdaq OTC Bulletin Board.

On April 18, 2006, the Company received notice that the Virginia Department of Taxation has denied VCampus’ request for correction of the retail sales and use tax assessment issued to VCampus as a result of an audit for the period August 1998 through October 2001.  As disclosed in VCampus’ prior SEC filings, in 2002, the Virginia Department of Taxation completed an audit of the VCampus’ sales and use tax payments from August 1998 through October 2001.  The total assessment from the Virginia Department of Taxation is approximately $104,000 for the audit period.  In addition, based on this ruling and the Department’s interpretation of local law, VCampus has estimated its liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006 to be approximately $296,000 including penalties and interest   As a result, the Company has recorded a charge of $400,000 included on the first quarter 2006 consolidated statements of operations.  In May 2006, the Company submitted an application for an Offer in Compromise to the Virginia Department of Taxation requesting partial relief from amounts assessed and post-audit sales and use tax liability as well as a payment plan for the remaining liabilities and the Company is currently awaiting the Department’s response to its offer.

Note C — Acquisition

On June 12, 2006, the Company acquired Prosoft Learning Corporation (“Prosoft”), a Nevada corporation that provides information and communications technology (“ICT”) curriculum and certifications to secondary, postsecondary, vocational training, and corporate training institutions. Prosoft’s operations have historically been organized into two business segments: (a) Content Development and Distribution, in which the Prosoft, through its ComputerPREP division, publishes and/or distributes instructor-led courseware on topics including Microsoft Office, A+ and Network + Certification, convergence technology and project management, amongst others; and (b) Certification Development and Management, through which Prosoft owns and manages two proprietary job-role certifications, Certified Internet Web Professional (“CIW”) and Certified in Convergent Network Technologies (“CCNT”), and has developed and manages the Convergence Technology Professional (“CTP”) certification program for the Telecommunications Industry Association (“TIA”). VCampus acquired Prosoft for $1,800,000 in cash, together with one-year promissory notes in the principal amount of $300,000, subsequently adjusted to $1,394,722 in cash and $43,472 in outstanding principal under the notes, respectively, to offset Prosoft’s negative working capital of $661,806  at closing as provided by the terms of the Asset Purchase Agreement. In addition to the purchase price, the Company incurred $250,000 in transaction costs.  The transaction costs capitalized in the purchase include fees paid to outside consultants for accounting and legal services. Prosoft’s operating results are included in the Company’s financial statements since the effective date of the acquisition (June 12, 2006). The acquisition has been accounted for under the provisions of SFAS No. 141, Business Combinations. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate primarily to the identified definite-lived intangible assets and goodwill. Accordingly, the identifiable tangible and separately identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair values based on preliminary estimates as of the date of the combination.  Based on preliminary third-party valuations and management’s estimates, the following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Cash and cash equivalents	$89,566
Accounts receivable	573,167
Prepaid expenses and other current assets	98,836
Property and equipment	111,558
Goodwill	765,433
Definite-lived intangible assets	1,554,000
Accounts payable and accrued expenses	(1,431,198)
Capital lease obligation	(73,168)
Total	$1,688,194

Of the total purchase price, $1,554,000 has been allocated to the following definite-lived intangible assets acquired: $1,129,000 to developed content, $178,000 to customer lists and $247,000 to trade names. The value assigned to Prosoft’s developed content and customer lists was determined by estimating the cost to recreate such content and lists. The value assigned to Prosoft’s trade names was determined by discounting the net cash flows associated with the names. The Company determined that a discount rate of 35% was appropriate for valuing the existing trade names. VCampus expects to amortize the value of Prosoft’s developed content, customer lists and trade names on a straight-line basis over an estimated useful life of three years.

The intangible assets related to the Prosoft definite-lived intangible assets acquired will result in approximately the following annual amortization expense:

2006	$284,900
2007	518,000
2008	518,000
2009	233,100
Total:	$1,554,000

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of VCampus and Prosoft on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets.

The unaudited pro forma financial information for the six months ended June 30, 2006 combines the historical results for VCampus for the six months ended June 30, 2006 and the historical results for Prosoft for the period from January 1, 2006 to June 11, 2006 (the date preceding the completion of the acquisition). The unaudited pro forma financial information for the six months ended June 30,

2005 combines the historical results for VCampus for the six months ended June 30, 2005 and the historical results for Prosoft for the same period.

	Six Months Ended June 30, 2005 (Unaudited)	Six Months Ended June 30, 2006 (Unaudited)
Pro Forma:
Net revenues:	$5,603,601	$5,658,854
Net loss:	$(5,389,083)	($10,730,260)
Net loss attributable to common stockholders	$(5,389,083)	($11,977,594)
Net loss per share, basic	($0.56)	($1.24)
Net loss per share — assuming dilution	($0.56)	($1.24)

Note D — Significant Accounting Policies

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  Accordingly, for the three months and six months ended June 30, 2006, stock compensation was accounted for under FAS 123(R) while for the three and months and six months ended June 30, 2005, stock compensation was accounted under the prior standard APB 25, “Accounting for Stock Issued to Employees.”  Under APB 25 no expense was recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense was recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for stock and stock options issued to non-employees, and for stock, stock options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory stock”).

At June 30, 2006, the Company has the stock-based compensation plan described below. Total compensation expense related to this plan was $219,472 and $600,876 for the three months ended June 30, 2006 and 2005, respectively, of which $36,750 and $25,499, respectively, related to stock option and stock awards to non-employees.  Total compensation expense related to this plan was $449,109 and $1,069,126 for the six months ended June 30, 2006 and 2005, respectively, of which $73,000 and $74,494, respectively, related to stock option and stock awards to non-employees.

Prior to January 1, 2006, the Company provided pro forma disclosure of compensation amounts in accordance with Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement No. 148), as if the fair value method defined by Statement No. 123 had been applied to its stock-based compensation to employees. The pro forma table below reflects net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2005, as though the Company had adopted the fair value recognition provision of Statement No. 123, as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Pro forma net loss:
As reported	$(1,456,104)	$(3,358,777)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	25,499	74,494
Deduct: Total employee non-cash stock compensation expense determined under fair value based method for all awards	(600,876)	(1,069,126)
Pro forma net loss	$(2,031,481)	$(4,353,409)

Net loss per common share:
Basic and diluted—as reported	$(0.15)	$(0.37)
Basic and diluted—pro forma	$(0.22)	$(0.49)

The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

Three and Six Months Ended June 30, 2005
Risk-free interest rate	3.87%
Dividend yield	0.00%
Expected term	8 Years
Expected volatility	134%

The Company uses the Black-Scholes model to estimate grant date fair value. Under the modified prospective transition method adopted by the Company, stock-based compensation expense for the second quarter of 2006 and six-month period then ended includes compensation expense for all option awards granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of Statement No 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. The Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally the option vesting term of four years.

Compensation expense recognized for the three months ended June 30, 2006 and 2005, for grants awarded to employees under the Company’s option plan, was $182,722 and $0, respectively. Compensation expense recognized for the six months ended June 30, 2006 and 2005, for grants awarded to employees under the Company’s option plan, was $376,109 and $0, respectively. As a result of adopting Statement No. 123R, net loss and net loss attributable to common stockholders were each greater by $182,722 and $376,109 for the three and six months ended June 30, 2006, respectively, than if the Company had continued to account for stock-based compensation under APB 25. As a result of adopting Statement No. 123R, net loss and net loss per share attributable to common stockholders were each greater by $0.02 and $0.04 for the three and six months ended June 30, 2006, respectively, than if the Company had continued to account for stock-based compensation under the former APB 25 standard.

As part of its Statement No. 123R adoption, the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since November 1996, is an appropriate measure of expected volatility. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated an expected term and a forfeiture rate based on historical data.

The Company granted an option to purchase 10,000 shares with a purchase price of $0.44 per share to each of its three non-employee directors under its Automatic Director Grant Program during the three months ended June 30, 2006. The Company made no stock option grants or other equity-based awards to employees during the three and six month periods ended June 30, 2006.

The following assumptions would apply to the Black-Scholes option pricing model to estimate expense for grants during the three months ended June 30, 2006.

Three Months Ended June 30, 2006
Risk-free interest rate	5.08%
Dividend yield	0.00%
Expected term	8 Years
Expected volatility	124%

The Company adopted a stock option plan (the “Original Plan”) which permitted the Company to grant options to purchase up to 28,892 shares of Common Stock to employees, board members and others who contribute materially to the success of the Company.  In November 1996, the Company’s Board of Directors decided not to grant any further options under the Original Plan.

During 1996, the Company’s Board of Directors and its stockholders approved a new stock plan (the “1996 Plan”), for the grant of stock awards to employees, directors and consultants.  The 1996 Plan expires in August 2006.  In May 2006, the Company’s Board of Directors and its stockholders approved a new stock plan (the “2006 Plan”), for the grant of stock awards to employees, directors and consultants.  The 2006 Plan expires in May 2016.

Stock options under all Plans are generally granted at prices which the Company’s Board of Directors believes approximates the fair market value of its common stock at the date of grant.  Individual grants generally become exercisable ratably over a period of four years from the date of grant. The contractual terms of the options range from four to ten years from the date of grant.  The 1996 Plan expires in August 2006.

Option activity under the foregoing option plans and non-plan grants as of June 30, 2006, and changes during the six months ended June 30, 2006, were as follows:

	Number of Shares	Price per Share	Weighted Average Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2005	2,401,542	$0.53 - $176.20	$2.58	$12,750

Granted	30,000	$0.44	$0.44	$—
Exercised	—	—	—	$—
Canceled or expired	(213,616)	$0.53 - $146.90	$3.93	$—
Outstanding at June 30, 2006	2,217,926	$0.44 - $176.20	$2.44	$—
Options exercisable at June 30, 2006	989,514	$0.44 - $176.20	$3.74	$—

The weighted average fair market value of the options at the date of grant for options outstanding at December 31, 2005, granted during the six months ended June 30, 2006 and outstanding at June 30, 2006 was $11.67, $0.39 and $0.50, respectively.

The following table summarizes information about Company options at June 30, 2006:

	Options Outstanding
Total Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)	Aggregate Intrinsic Value
2,217,926	$2.44	8.2	$—

	Options Exercisable
Total Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)	Aggregate Intrinsic Value
989,514	$3.74	8.2	$—

As of June 30, 2006, there was $1,482,841 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

During the three months ended June 30, 2006, the Company wrote off $47,177 in unamortized capitalized software and courseware development costs for one course, as a result of impairment analyses conducted by the Company in connection with the review of its quarterly financial statements. During the six months ended June 30, 2006, the Company wrote off $152,996 in unamortized capitalized software and courseware development costs for a total of two courses, as a result of impairment analyses conducted by the Company in connection with the review of its quarterly financial statements.  The Company determined that the impairment charges were necessary because the carrying amount of the assets represented by the courses exceeded the Company’s determination of the fair value of the assets.  The write-offs have been included in amortization expense in the 2006 statements of operations.  For the three and six months ended June 30, 2005, the Company wrote off $77,442 and $105,470, in unamortized capitalized software and courseware development costs for a total of one course and three courses, respectively, as a result of impairment analyses it conducted during those periods.

Revenue Recognition

The Company derives revenues from the following sources—online tuition revenues, development and other revenues, content revenues and certification revenues. Content and certification revenues are derived primarily through the Company’s Prosoft subsidiary.

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

The Company sometimes recognizes development and other revenues as a separate element of an arrangement with a customer that also contains an element to provide courseware delivery services.  The SEC Staff believes that the best indicator that a separate element exists is that a vendor sells or could readily sell that element unaccompanied by other elements.  We have a history of selling courseware development and conversion services unaccompanied by other elements.  Further, EITF 00-21 (“Revenue Arrangements with Multiple Deliverables”) states that a deliverable should be segmented and accounted for separately from the remainder of the arrangement if: (1) there is objective and reliable evidence of the fair value of the element and (2) the element does not affect the quality of use or the value of the other elements and the element can be purchased from an unrelated vendor without effecting the quality of use or value of the other elements. The Company believes that the hourly rates charged for development revenues are consistent and represent the fair value of these services.

In most cases, development projects are requested after delivery of online tuition services has begun (i.e. no development work was considered when terms of the online tuition agreement were negotiated).  The Company has demonstrated the ability for its developed and converted material to be used in the absence of the Company’s platform.  In addition, customers can use other vendors to develop electronic course material or develop course material internally for use on the Company’s platform.  Accordingly, management believes that separate recognition of development revenues for customers who have online tuition contracts is appropriate.

Content revenues include fees received from the sale of course materials such as books, CD-ROMs, Web-based course books, assessment products and content licenses. The Company recognizes content revenue from the sale of course books and other products when they are shipped. Shipping and handling charges are invoiced to the customer and are included in gross revenues, reduced by the

Company’s actual shipping expenses. Content licenses are either purchased on a fee-per-use basis or for a one-time fee. Revenue is recognized over the period in which the Company has a commitment for continuing involvement or obligation to provide services to the customer. In most cases, no such commitment exists, and revenue is recognized when content is shipped.

Certification revenues include fees paid by certification candidates to take the Company’s certification tests and annual fees received from education partners, including CIW and CTP ATPs. The Company recognizes certification revenue when certification tests are administered, and partner fees over the period during which there is a commitment for continuing involvement or obligation to provide services to the partner.

The Company accounts for cash received from customers as prepayments for future services as deferred revenue. The Company recognizes revenue associated with those cash receipts in accordance with the above policies.

Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2005 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net loss	$(1,456,104)	$(1,442,713)	$(3,358,777)	$(3,284,401)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(45,135)	—	(45,135)
Comprehensive loss	$(1,456,104)	$(1,487,848)	$(3,358,777)	$(3,329,536)

Note E — Equity Transactions

In March 2006, the Company completed a private placement of Series B-1 convertible Preferred Stock.  Under the terms of this financing, the Company raised $2,300,000 in gross proceeds through the issuance of 2,300 shares of Series B-1 convertible Preferred Stock at a purchase price of $1,000 per share to two accredited investors.  Under the terms of this financing, the Company also issued ten-year warrants to purchase 1,000,000 shares of common stock to the same accredited investors at an exercise price per share equal to the then applicable conversion price of the Series B-1 Preferred Stock.  The warrants are first exercisable commencing four years from their issuance date.  Beginning three years from their date of issuance, the shares of Series B-1 Preferred Stock are convertible, at the option of their holders, into common stock based on a formula that yields a discount of between 10% and 37.5% to the last closing bid price of the common stock prior to the date of conversion, subject to a price floor of $1.64 per share.  The shares of Series B-1 Preferred Stock are entitled to receive dividends paid quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6% (subsequently adjusted to 6.48%) of the net sales proceeds from two Prosoft courses.  Each share of Series B-1 Preferred Stock has a liquidation preference equal to 150% of the purchase price paid for the share.  The shares of Series B-1 Preferred Stock are non-voting.  The Company obtained shareholder ratification for the financing at its 2006 annual meeting held in May 2006.

In June 2006, the Company issued 50,000 shares of common stock as a result of a voluntary conversion of 25 shares of Series A-1 Preferred Stock.  Following approval of the Series A-1 private placement by the Company’s stockholders in May 2006, the conversion price for the Series A-1 Preferred Stock and the exercise of the warrants issued under that financing’s terms was adjusted to $0.50 per share.

In June 2006, the Company issued 92 shares of Series B-1 convertible Preferred Stock as payment of dividends for the quarter then ended to the Series B-1 investors after they consented to receive their second and third quarter 2006 cash dividends in shares of Series B-1 stock.

In March 2006 the conversion price of the Series A-1 Preferred Stock and the exercise price of the related warrants reset to $0.61 per share per their terms. The number of shares issuable upon exercise of the warrants was also automatically adjusted from 1,032,929 to 2,827,864. In May 2006 the conversion price of the Series A-1 Preferred Stock and the exercise price of the related warrants was further reset to $0.50 per their terms.  In connection with this reset, the Company recorded a deemed dividend to the Series A-1 Preferred Stockholders in the amount of $1,031,703 in the second quarter of 2006, representing the beneficial conversion feature of the Series A-1 Preferred Stock and the incremental value of the warrants in accordance with Statement No. 123(R).

Note F — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Numerator:
Net loss available to common stockholders	$(1,456,104)	$(2,624,342)	$(3,358,777)	$(4,531,735)
Denominator:
Denominator for basic earnings per share — weighted-average shares	9,423,537	9,688,235	8,973,622	9,650,174
Denominator for diluted earnings per share — adjusted weighted-average shares	9,423,537	9,688,235	8,973,622	9,650,174
Basic net loss per share	$(0.15)	$(0.27)	$(0.37)	$(0.47)
Diluted net loss per share	$(0.15)	$(0.27)	$(0.37)	$(0.47)

Note F — Intangible Assets

Other intangible assets were comprised of:

	December 31, 2005	June 30, 2006
Developed content	$523,800	$1,652,800
Trademarks and names	904,720	1,151,720
Customer base	304,820	482,820
	1,733,340	3,287,340
Less accumulated amortization	(1,476,334)	(1,557,608)
	$257,006	$1,729,732

The Company expects amortization expense for other intangible assets to be as follows:

2006 (remaining six months)	314,370
2007	584,078
2008	561,747
Thereafter	269,537
$1,729,732

Note G — Business Segments and Foreign Operations

Information regarding business segments and foreign operations follows:

	Three Months Ended June 30, 2006
	Prosoft United States	Prosoft Foreign	Prosoft Total	VCampus	Consolidated
Net revenues	$233,533	$72,397	$305,930	$1,101,738	$1,407,668

	Six Months Ended June 30, 2006
	Prosoft United States	Prosoft Foreign	Prosoft Total	VCampus	Consolidated
Net revenues	$233,533	$72,397	$305,930	$2,378,940	$2,684,870

Note H — Commitments and Contingencies

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

Litigation

On April 18, 2006, the Company received notice that the Virginia Department of Taxation has denied VCampus’ request for correction of the retail sales and use tax assessment issued to VCampus as a result of an audit for the period August 1998 through October 2001.  As disclosed in VCampus’ prior SEC filings, in 2002, the Virginia Department of Taxation completed an audit of the VCampus’ sales and use tax payments from August 1998 through October 2001.  The total assessment from the Virginia Department of Taxation is approximately $104,000 for the audit period.  In addition, based on this ruling and the Department’s interpretation of local law, VCampus has estimated its liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006 to be approximately $296,000 including penalties and interest   As a result, the Company has recorded a charge of $400,000 included on the first quarter 2006 consolidated statements of operations.  In May 2006, the Company submitted an application for an Offer in Compromise to the Virginia Department of Taxation requesting partial relief from amounts assessed and post-audit sales and use tax liability as well as a payment plan for the remaining liabilities. The Company is currently awaiting the Department’s response to its offer.

         Nasdaq Listing

On April 27, 2006, Nasdaq provided the Company with written notice that the Company’s common stock would be delisted from the Nasdaq Capital Market because the Company did not regain compliance with Nasdaq’s requirements for continued listing under the Minimum Bid Price Rule during the 180-day compliance period previously granted.  The Company requested a hearing before the Nasdaq Listing Qualifications Panel, which automatically stayed the delisting pending resolution of the appeal.  The hearing occurred on June 15, 2006 and while the Panel was considering the Company’s appeal, the Company decided to proceed with voluntary delisting of its shares of common stock from trading on the Nasdaq Capital Market as of the opening of trading on July 5, 2006. VCampus’ shares of common stock are currently trading on the Nasdaq OTC Bulletin Board.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
VCampus Corporation

We have reviewed the accompanying consolidated balance sheet of VCampus Corporation and subsidiaries as of June 30, 2006 and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of VCampus Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 10, 2006, except for note 15, as to which the date is March 23, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Reznick Group, P.C.

Vienna, Virginia
August 14, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings, and including, in particular, the availability of sufficient capital to finance our business plan on terms satisfactory to management, risks relating to dependence on strategic partners and third party relationships, risks associated with acquisitions, dependence on online distribution, security risks, government regulations and competition.

On June 12, 2006, we acquired Prosoft, a provider of information and communications technology (“ICT”) curriculum and certifications to secondary, postsecondary and vocational and corporate training institutions. Prosoft’s operations have historically been organized into two business segments: (a) Content Development and Distribution, in which Prosoft, through its ComputerPREP division, publishes and/or distributes instructor-led courseware on topics including Microsoft Office, A+ and Network + Certification, convergence technology and project management, amongst others; and (b) Certification Development and Management, through which Prosoft owns and manages two proprietary job-role certifications, Certified Internet Web Professional (“CIW”) and Certified in Convergent Network Technologies (“CCNT”), and has developed and manages the Convergence Technology Professional (“CTP”) certification program for the Telecommunications Industry Association (“TIA”).  With more than 84,000 certificates issued, the CIW program is one of the world’s leading vendor-neutral Internet skills certifications. The CIW certification program has been endorsed by Departments of Education and/or Departments of Workforce Development in 12 U.S. states, as well as by a growing number of governments, trade associations and schools around the world. We believe there is significant potential for additional growth in both domestic and international markets given the growing trend of Internet skills being taught in secondary and post-secondary classrooms. The CTP certification is a certification for professionals working with convergence technologies such as Voice over Internet Protocol (VoIP).

We paid for the cash portion of the Prosoft acquisition price from our existing cash reserves without raising additional funds. In addition to the approximately $1.4 million in cash paid for the purchase we incurred approximately $250,000 in transaction-related costs and assumed net liabilities of approximately $675,000, the majority of which were immediately due and payable. As such, we substantially depleted our working capital and increased our short term liabilities. This decrease in liquidity may impact our ability to continue as a going concern. We intend to address this issue by raising additional funds to replenish the cash used in the Prosoft acquisition. We may not be successful in raising these funds or we may only be able to raise these funds on terms unattractive to our current stockholders.

During the three months ended June 30, 2006, we entered into a Select Partner Agreement with the Institute of Management Accountants (IMA®). This agreement is in addition to the 14 Select Partner Agreements we have entered into since 2003.  Under these agreements, we have developed and plan to develop and market online curricula for large targeted markets in financial management, certified treasury recertification, project management certification, continuing education in nursing, corporate and government contract management, forensic nursing specialty designation, financial research analysts’ requirements, regulatory affairs in the health products industry, management accounting and intrusion detection technology. Virtually all of the curricula relate to either continuing education credits or preparation for a professional certification or licensure.

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

Stock-based compensation expense: Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, using the modified prospective transition method, and therefore we have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted to employees after January 1, 2006 and for other grants made prior to but not yet vested as of January 1, 2006, in accordance with Statement No. 123R. Under the fair value recognition provisions of Statement No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to Statement No. 123R adoption, we accounted for share-based payments to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and accordingly, we generally recognized compensation expense only when we granted options with a discounted exercise price below fair market value.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management has determined that historical realized volatility calculated since our initial public offering is a reasonable indicator of expected volatility and future stock price trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note D to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Impact of Prosoft acquisition: Prosoft recorded total revenues of $7,032,000 for its most recent fiscal year ended July 31, 2005 and a net loss of $2,608,000 during that period. Based on Prosoft’s fiscal 2005 revenues, we expect that the acquisition will more than double our total revenues, as well as more than double our certification-related revenues. We also expect the acquisition to increase related operating expenses going forward although we expect substantial savings due to synergies primarily in the general and administrative and sales and marketing areas.  We have incurred and expect to incur costs and expenses associated with completing and integrating the acquisition.

Purchase Accounting and Goodwill: As the result of acquisitions, any excess purchase price over the net tangible and identifiable intangible assets acquired are recorded as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a preliminary valuation and our estimates and assumptions may be subject to change. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually on December 31, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Summary

For the three months ended June 30, 2006, we incurred a net loss to common stockholders of $2,624,342 (or $0.27 per share) compared to a net loss to common stockholders of $1,456,104 (or $0.15 per share) for the three months ended June 30, 2005. The net loss for the three months ended June 30, 2006 includes $219,472 of stock-based compensation, $109,023 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 private placement and dividends to preferred stockholders of $1,181,629 (of which $1,031,703 was a deemed dividend representing the beneficial conversion feature of the Series A-1 Preferred Stock and the incremental value of the warrants in accordance with Statement No. 123(R)).  The net loss for the three months ended June 30, 2005 includes approximately $203,262 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 private placement.  Applying the then-applicable accounting standard (APB No. 25), only $25,499 of stock-based compensation expense was recorded for the three months ended June 30, 2005.

The following table sets forth unaudited selected financial data:

	For the Three Months Ended June 30,
	2005		2006
Revenues	$1,093,089	100.0%	$1,407,668	100.0%
Cost of revenues	390,094	35.7	489,249	34.8
Sales and marketing	405,745	37.1	412,019	29.3
Product development and operations	696,697	63.7	678,527	48.2
General and administrative	391,881	35.9	592,699	42.1
Depreciation and amortization	413,411	37.8	347,961	24.7
Stock-based compensation	25,499	2.3	219,472	15.6
Loss from operations	(1,230,238)	(112.5)	(1,332,259)	(94.6)
Interest expense	(225,866)	(20.7)	(110,454)	(7.8)
Net loss	$(1,456,104)	(133.2)%	$(1,442,713)	(102.5)%
Dividends to preferred stockholders	—	0.0	(1,181,629)	(83.9)
Net loss to common stockholders	$(1,456,104)	(133.2)%	$(2,624,342)	(186.4)%

Net Revenues

	For the Three Months Ended June 30,
	2005		2006
Online tuition revenues	$1,029,061	94.1%	$850,538	60.4%
Online development and other revenues	64,028	5.9	251,200	17.8
Content revenues	—	0.0	227,707	16.2
Certification revenues	—	0.0	78,223	5.6
Total net revenues	$1,093,089	100.0%	$1,407,668	100.0%

Online tuition revenues decreased 17.3% to $850,538 in the second quarter of 2006, compared to $1,029,061 for the same period in 2005.  The decrease is primarily due to a reduction in corporate revenues ($166,000) and Select Partner revenues ($21,000), partially offset by increases in government and higher education revenues ($5,000 and $4,000, respectively).

Online development and other revenues increased 292.3% to $251,200 in the second quarter of 2006, compared to $64,028 for the second quarter of 2005.  The increase is primarily due two large courseware orders from two Select Partners and increased professional services revenues under our renewed contract with the Department of Veterans’ Affairs.

For the three months ended June 30, 2006, we also recorded $227,707 and $78,223 of content revenues and certification revenues, respectively, through our Prosoft subsidiary, for the period subsequent to the acquisition completed on June 12, 2006.

Cost of Revenues

Cost of revenues increased 25.4% to $489,249 in the second quarter of 2006 as compared to $390,094 for the second quarter of 2005. The increase is primarily due to a $142,000 increase in cost of development revenues as a result of the increased development revenues, and a $74,000 increase in cost of content and certification revenues as a result of the June 2006 Prosoft acquisition, partially offset by a $117,000 decrease in cost of online tuition revenues primarily due to lower royalty costs as a result of (i) the decrease in corporate online tuition revenues (ii) lower royalties per course incurred to one of our largest content partners as a result of a renewed agreement with them.

Operating Expenses

      Sales and Marketing.  Sales and marketing expenses increased 1.5% to $412,019 in the second quarter of 2006 as compared to $405,745 for the second quarter of 2005.  Sales and marketing expenses for the second quarter of 2006 include $94,000 of Prosoft-related expenses of which $0 had been included in our 2005 results of operations. The increase due to Prosoft costs was partially offset by a reduction in headcount and related costs and a decrease in out-of-pocket costs in sales and marketing in the second quarter of 2006 when we began to integrate our sales and marketing activities as a result our combination with Prosoft.

Product Development and Operations. Product development and operations expenses decreased 2.6% to $678,527 in the second quarter of 2006 as compared to $696,697 for the second quarter of 2005. The decrease is primarily due to decreases in headcount and related costs in the second quarter of 2006 as compared to the second quarter of 2005, partially offset by the inclusion of $20,000 of Prosoft content development costs in the second quarter for 2006 none of which had been recorded in our 2005 results of operations.

General and Administrative. General and administrative expenses increased 51.2% to $592,699 in the second quarter of 2006 as compared to $391,881 for the second quarter of 2005.  The increase is primarily due to headcount related as well as out of pocket costs and $44,000 of Prosoft-related G&A expenses none of which had been included in our 2005 results of operations.

Depreciation and Amortization.  Depreciation and amortization decreased 15.8% to $347,961 in the second quarter of 2006 as compared to $413,411 for the second quarter of 2005.  The decrease is primarily attributable to decreases in fixed asset and capitalized software and courseware depreciation and amortization expense, respectively, partially offset by $32,000 of Prosoft-related depreciation and amortization expense.  Since March 2004, we have not been capitalizing software development costs due to their nature and since October 2005 we have also been capitalizing reduced amounts in courseware development costs compared to prior periods as a result of new contracts with Select Partners which provide us with reimbursement for such costs. Depreciation and amortization expense for the three months ended June 30, 2006 and 2005 includes impairment charges of $47,177 and $77,442, respectively — see Note D to our financial statements included in this report - Significant Accounting Policies — Impairment of Long-Lived Assets.

Stock-based Compensation.  Stock-based compensation expense was $219,472 and $25,499 for the three months ended June 30, 2006 and 2005, respectively.  The increase is a result of the adoption of SFAS 123(R) effective January 1, 2006, using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all (a) share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  Accordingly, for the three months ended June 30, 2006, stock compensation is accounted for under FAS 123(R), which requires recording expense equal to the fair value of all awards.  For the three months ended June 30, 2005, stock-based compensation is accounted for under APB 25, “Accounting for Stock Issued to Employees” and includes expense associated with the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Interest Expense.  Interest expense for the three months ended June 30, 2006 and 2005 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 (as reduced to $1,187,487 following mandatory and voluntary conversions and repayments through June 30, 2006) of convertible promissory notes issued in March 2004.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Summary

For the six months ended June 30, 2006, we incurred a net loss to common stockholders of $4,531,735 (or $0.47 per share) compared to a net loss to common stockholders of $3,358,777 (or $0.37 per share) for the six months ended June 30, 2005. The net loss for the six months ended June 30, 2006 includes $449,109 of stock-based compensation, $225,535 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 private placement and dividends to preferred stockholders of $1,247,334 (of which $1,031,703 was a non-cash deemed dividend representing the beneficial conversion feature of the Series A-1 Preferred Stock and the incremental value of the warrants in accordance with Statement No. 123(R)). The net loss for the six months ended June 30, 2005 includes $651,003 of non-cash amortization of debt discount and debt offering costs. Applying the then-

applicable accounting standard (APB No. 25), only $74,494 of stock-based compensation expense was recorded for the six months ended June 30, 2005.

The following table sets forth unaudited selected financial data:

	For the Six Months Ended June 30,
	2005		2006
Revenues	$2,221,671	100.0%	$2,684,870	100.0%
Cost of revenues	849,562	38.2	902,343	33.6
Sales and marketing	924,154	41.6	792,898	29.6
Product development and operations	1,409,429	63.4	1,353,223	50.4
General and administrative	834,451	37.6	1,077,499	40.1
Sales and use tax assessment	—	0.0	400,000	14.9
Depreciation and amortization	782,037	35.2	754,145	28.1
Stock-based compensation	74,494	3.4	449,109	16.7
Loss from operations	(2,652,456)	(119.4)	(3,044,347)	(113.4)
Interest expense and amortization of debt discount and offering costs, net	(706,321)	(31.8)	(240,054)	(8.9)
Net loss	$(3,358,777)	(151.2)	$(3,284,401)	(122.3)
Dividends to preferred stockholders	—	0.0	(1,247,334)	(46.5)
Net loss to common stockholders	$(3,358,777)	(151.2)%	$(4,531,735)	(168.8)%

Net Revenues

	For the Six Months Ended June 30,
	2005		2006
Online tuition revenues	$2,052,156	92.4%	$1,930,795	71.9%
Online development and other revenues	169,515	7.6	448,145	16.7
Content revenues	—	0.0	227,707	8.5
Certification revenues	—	0.0	78,223	2.9
Total net revenues	$2,221,671	100.0%	$2,684,870	100.0%

Online tuition revenues decreased 5.9% to $1,930,795 for the six months ended June 30, 2006, compared to $2,052,156 for the same period in 2005.  The decrease is primarily due to a reduction in corporate revenues ($165,000), partially offset by increases in Select Partner, government and higher education revenues ($31,000, $10,000 and $3,000, respectively).

Online development and other revenues increased 164.4% to $448,145 for the six months ended June 30, 2006, compared to $169,515 for the 2005 period.  The increase is primarily due two large courseware orders from two Select Partners and increased professional services revenues under our renewed contract with the Department of Veterans’ Affairs.

For the six months ended June 30, 2006, we also recorded $227,707 and $78,223 of content revenues and certification revenues, respectively, through our Prosoft subsidiary for the period subsequent to the acquisition completed on June 12, 2006.

Cost of Revenues

Cost of revenues increased 6.2% to $902,343 for the six months ended June 30, 2006 as compared to $849,562 for the 2005 period. The increase is primarily due to a $216,000 increase in cost of development revenues as a result of the increased development revenues, a $74,000 increase in cost of content and certification revenues as a result of the June 2006 Prosoft acquisition, partially offset by a $237,000 decrease in cost of online tuition revenues primarily due to lower royalty costs as a result of (i) the decrease in corporate online tuition revenues (ii) lower royalties per course incurred to one of our largest content partners as a result of a renewed agreement with them.

Operating Expenses

      Sales and Marketing.  Sales and marketing expenses decreased 14.2% to $792,898 for the six months ended June 30, 2006 as compared to $924,154 for the 2005 period. Sales and marketing expenses for 2006 include $94,000 of Prosoft-related expenses of which $0 had been included in our 2005 results of operations. The change in sales and marketing costs related to Prosoft was partially offset by a reduction in headcount and related costs and a decrease in out-of-pocket costs in sales and marketing in 2006 when we began to integrate our sales and marketing activities as a result our combination with Prosoft.

Product Development and Operations. Product development and operations expenses decreased 4.0% to $1,353,223 for the six months ended June 30, 2006 as compared to $1,409,429 for the 2005 period. The decrease is primarily due to decreases in headcount and related costs in the 2006 period as compared to the corresponding 2005 period, partially offset by the inclusion of $20,000 of Prosoft content development costs in 2006 period, none of which had been recorded in our 2005 results of operations.

General and Administrative. General and administrative expenses increased 29.1% to $1,077,499 in the second quarter of 2006 as compared to $834,451 for the 2005 period.  The increase is primarily due to headcount related expenses, out-of-pocket costs  and $45,000 of Prosoft-related G&A expenses, none of which had been included in our 2005 results of operations.

Sales and Use Tax Assessment.  Sales and use tax assessment consists of a $400,000 charge based on of our estimate for sales and use taxes and related penalties and interest for the period from August 1998 through March 2006. In April 2006, we received notice that the Virginia Department of Taxation had denied our request for correction of the retail sales and use tax assessment issued to us as a result of an audit for the period from August 1998 through October 2001.  The total assessment is approximately $104,000 for the audit period.  In addition, based on this ruling and the Department’s interpretation of local law, we have estimated the liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006 to be approximately $296,000, including penalties and interest. In May 2006, we submitted an application for Offer in Compromise to the Virginia Department of Taxation requesting partial relief from amounts assessed and post-audit sales and use tax liability as well as a payment plan for the remaining liabilities. We are currently awaiting the Department’s response to our offer.

Depreciation and Amortization.  Depreciation and amortization decreased 3.6% to $754,145 for the six months ended June 30, 2006 as compared to $782,037 for the 2005 period.  The decrease is primarily attributable to decreases in fixed asset and capitalized software and courseware depreciation and amortization expense, respectively, partially offset by $32,000 of Prosoft-related depreciation and amortization expense.  Since March 2004, we have not been capitalizing software development costs due to their nature and since October 2005 we have also been capitalizing reduced amounts in courseware development costs compared to prior periods as a result of new contracts with Select Partners which provide us with reimbursement for such costs. Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 includes impairment charges of $152,996 and $105,470, respectively — see Note D to our financial statements included in this report - Significant Accounting Policies — Impairment of Long-Lived Assets.

Stock-based Compensation.  Stock-based compensation expense was $449,109 and $74,494 for the six months ended June 30, 2006 and 2005, respectively.  The increase is a result of the adoption of SFAS 123(R) effective January 1, 2006, using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all (a) share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  Accordingly, for the six months ended June 30, 2006, stock compensation is accounted for under FAS 123(R), which requires recording expense equal to the fair value of all awards.  For the six months ended June 30, 2005, stock-based compensation is accounted for under APB 25, “Accounting for Stock Issued to Employees” and includes expense associated with the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Interest Expense.  Interest expense for the six months ended June 30, 2006 and 2005 primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 (as reduced to $1,187,487 following mandatory and voluntary conversions and repayments through June 30, 2006) of convertible promissory notes issued in March 2004.

Liquidity and Capital Resources

As of June 30, 2006, we had $2,137,278 in cash and cash equivalents, a decrease of $350,881 from December 31, 2005, attributable primarily to the our consolidated net loss for the six months ended June 30, 2006 and the net cash outlay of $1.5 million to acquire Prosoft, partially offset by the $2.3 million equity private placement completed in March 2006 and a large customer prepayment in May 2006. Net cash utilized in operating activities was $654,814 for the six months ended June 30, 2006. Net cash utilized in operating activities for the same period in 2005 was $1,387,587. The decrease in cash utilized in operating activities is primarily due to the timing of a large prepayment from a customer (received in the second quarter of 2006 and in the third quarter of 2005 pursuant to each year’s contract terms).

      Net cash utilized in investing activities was $1,601,053 for the six months ended June 30, 2006 compared to $382,619 for the six months ended June 30, 2005. The use of cash for investing activities in the 2006 period is primarily attributable to the acquisition of Prosoft, and to a lesser extent in both periods, to courseware development costs that were capitalized and the purchase of computer equipment.  The decrease in cash utilized in capitalized software and courseware development costs in the 2006 period compared to the 2005 period is primarily as a result of some of our Select Partners paying us to develop courses.

      Net cash provided by financing activities was $1,950,003 for the six months ended June 30, 2006 compared to $900,450 for the six months ended June 30, 2005.  In March 2006, we completed a private placement of Series B-1 convertible Preferred Stock.  Under the terms of this financing, we raised $2,300,000 in gross proceeds through the issuance of 2,300 shares of Series B-1 convertible Preferred Stock at a purchase price of $1,000 per share to two accredited investors.  Under the terms of this financing, we also issued ten-year warrants to purchase 1,000,000 shares of common stock to the same accredited investors at an exercise price per share equal to the then applicable conversion price of the Series B-1 Preferred Stock.  The warrants are first exercisable commencing four years from their issuance date.  Beginning three years from their date of issuance, the shares of Series B-1 Preferred Stock are convertible, at the option of their holders, into common stock based on a formula that yields a discount of between 10% and 37.5% to the last closing bid price of the common stock prior to the date of conversion, subject to a price floor of $1.64 per share.  The shares of Series B-1 Preferred Stock are entitled to receive cash dividends paid quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6.48% of the net sales proceeds from two Prosoft courses.  Each share of Series B-1 Preferred Stock has a liquidation preference equal to 150% of the purchase price paid for the share.

      We have incurred significant losses since inception and had an accumulated deficit of $107.0 million as of June 30, 2006. We expect negative cash flow from operations to continue until the revenue streams mature. Our plans to address these conditions include pursuing additional capital and increasing sales to new customers through the Select Partner program as well as increasing sales to other customers including the newly-acquired Prosoft customers.  We have also instituted cost cutting measures and we operate under an approved budget which is closely monitored. However, in the event revenues do not meet anticipated levels or we are unable to raise additional funding to meet working capital requirements in the near future, we may need to further significantly reduce operating expenses which might in turn impact our ability to meet projected sales levels.

We have an obligation to repay principal and interest under our convertible notes that began in July 2005.  The total outstanding principal remaining under these convertible notes as of June 30, 2006 amounted to $1,187,477.  Cash payments for principal under these notes are approximately $99,000 per quarter through the maturity date in April 2009, unless such notes are sooner converted to common stock or restructured.  Initial cash payments for interest under these notes are approximately $36,000 per quarter beginning July 1, 2005 and will gradually be reduced as the principal is paid down.  In February 2006, holders of a majority of these notes notified us that they believe an event of default exists under the notes based on our failure to acknowledge their alleged right to have the conversion price on their notes reduced from $1.63 per share to $0.50 per share, which is the lowest potential reset conversion price for the Series A-1 Preferred Stock we issued to other investors in the December 2005 financing.  We believe the note holders’ allegations are without merit.  If we are unable to resolve the dispute and in the event the note holders were successful in pursuing their claims, they would thereafter be entitled to formally declare a default and immediately accelerate the entire amount of the indebtedness and pursue their rights as the senior secured creditor with respect to our assets.

We are obligated to pay a quarterly cash dividend at an annual rate of 10% on the Series A-1 Preferred Stock so long as it is outstanding.  Based on the 2,317 shares of Series A-1 Preferred Stock that remain outstanding through the date of this report, we are obligated to pay $231,700 per year in cash dividends to our Series A-1 Preferred Stockholders.

We are obligated to pay cash dividends to our Series B-1 Preferred Stockholders so long as the Series B-1 Preferred Stock is outstanding.  Cash dividends are due quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6.48% of the net sales proceeds from two Prosoft courses. Series B-1 Preferred Stockholders have agreed to accept their cash dividends in the form of additional shares of Series B-1 Preferred Stock for the quarters ending June 30 and September 30, 2006.

We are obligated to pay up to approximately $400,000 in back sales and use tax to the Virginia Department of Taxation pursuant to an audit and the Department’s interpretation of local law regarding third-party royalties we pay to our content providers for courses we deliver online. In May 2006, we submitted an application for an Offer in Compromise to the Virginia Department of Taxation requesting partial relief from amounts assessed and post-audit sales and use tax liability as well as a payment plan for the remaining liabilities and we are currently awaiting the Department’s response to our offer.

If we are not able to address our funding needs and repayment obligations or if we are not successful in defending against or settling the claims of default under our outstanding notes, we will be materially adversely affected. Our future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for our products and services, including our CIW and CTP certifications and our Select Partner business model, capital requirements associated with acquisitions, market demands for technology upgrades, possible restructuring or early repayment of our indebtedness, the types of arrangements that we may enter into with customers and agents, and the extent to which the we invest in the conversion of our CIW and CTP certification courseware to an online format, Select Partner courseware development, new technology and research and development projects.  While we believe we have the ability to raise additional capital, our ability to raise capital in the near term is uncertain. If we are unable to raise additional funding in the near term to meet working capital requirements, we might not be able to achieve our business objectives. VCampus believes it has available capital on hand and sources for additional debt and equity capital in amounts necessary to meet its cash needs in 2006.  However, additional capital, if needed and available, may not have terms favorable to us or our current stockholders. Management is committed to maintaining operations at current levels to the extent to which capital is available to do so in order to meet projected sales levels.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our exposure to market risk for changes in interest rates is currently very minimal and relates primarily to any investments we may hold at various times. When investing, our purchases consist of highly liquid investments with maturities at the date of purchase generally no greater than 90 days and rarely ever more than twelve months, thus, due to the short-term nature of such investments and our usual intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on our results of operations.  In addition, essentially all of our debt obligations are at fixed interest rates. Given the fixed rate nature of the debt, the impact of interest rate changes also would not have a material impact on our results of operations.   As a result of the Prosoft acquisition, we are currently exposed to currency translation risks.  While this risk was immaterial in the second quarter of 2006 due to the late date of the acquisition (June 12, 2006), we expect to be exposed to a moderate level of currency translation risk in the future.  We expect approximately 10% of our revenues to be denominated in Euros in the near term, exposing us to translation risks for this currency.  An insignificant amount of revenue is currently denominated in pounds sterling and renmenbi, but this may become material in the future. We maintain no derivatives or other contracts to hedge or mitigate this risk.

Item 4.  Controls and Procedures.

(a) Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide assurance that information to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of  our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation of our disclosure controls and procedures as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b) No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the SEC’s deferral of the deadline for foreign and non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we will not be subject to the requirements until our Annual Report on Form 10-K for fiscal year 2007.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

       Sales and Use Tax Assessment

On April 18, 2006, we received notice that the Virginia Department of Taxation has denied our request for correction of the retail sales and use tax assessment issued to us as a result of an audit for the period August 1998 through October 2001.  As disclosed in our prior SEC filings, in 2002, the Virginia Department of Taxation completed an audit of our sales and use tax payments from August 1998 through October 2001.  The total assessment from the Virginia Department of Taxation is approximately $104,000 for the audit period.  In addition, based on this ruling and the Department’s interpretation of local law, we have estimated our liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006 to be approximately $296,000, including penalties and interest   As a result, we have recorded a charge of $400,000 included on the first quarter 2006 consolidated statements of operations.  In May 2006, we submitted an application for an Offer in Compromise to the Virginia Department of Taxation requesting partial relief from amounts assessed and post-audit sales and use tax liability as well as a payment plan for the remaining liabilities. We are currently awaiting the Department’s response to our offer.

         Nasdaq Listing

On April 27, 2006, Nasdaq provided us with written notice that our common stock would be delisted from the Nasdaq Capital Market because we did not regain compliance with Nasdaq’s requirements for continued listing under the Minimum Bid Price Rule during the 180-day compliance period previously granted.  We requested a hearing before the Nasdaq Listing Qualifications Panel, which automatically stayed the delisting pending resolution of the appeal.  The hearing occurred on June 15, 2006, and while the Panel was considering our appeal, we decided to proceed with voluntary delisting of our shares of common stock from trading on the Nasdaq Capital Market as of the opening of trading on July 5, 2006. Our shares of common stock are currently trading on the Nasdaq OTC Bulletin Board.

Item 1A. Risk Factors

Our acquisition of Prosoft presents many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the transaction.

The Prosoft acquisition is the only acquisition that we have undertaken in more than eight years.  We entered into this transaction with the expectation that it would result in various benefits including, among other things, enhanced revenue and exposure to international markets and enhancements to our product portfolio and customer base.  Risks that we may encounter in seeking to realize these benefits include:

•                  we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to renew their contracts, if we are unable to sell Prosoft’s products and services to our customer base or if the acquired contracts do not allow us to recognize revenues on a timely basis;

•                  we may not be able to successfully sell our products and services to Prosoft customers;

•                  we may be unable to effectively integrate the international operations of Prosoft with our own;

•                  we may have difficulty incorporating Prosoft’s technologies, certifications or products with our existing product and service lines and maintaining uniform standards, controls, procedures and policies;

•                  we may have higher than anticipated costs in continuing support and development of Prosoft’s products;

•                  we may face contingencies related to intellectual property, financial disclosures, and accounting practices or internal controls; and

•                  we may be unable to manage effectively the increased size and complexity of the combined company and our management’s attention may be diverted from our ongoing business by transition or integration issues;

These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We used a significant amount of our cash reserves to finance the Prosoft acquisition, which could constrict our liquidity and adversely affect our financial health and ability to obtain financing in the future.

In connection with the Prosoft acquisition, we paid approximately $1.5 million in cash and issued notes for an additional $43,000.  This depletion of our cash reserves and incurrence of additional debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of our cash flows from operations may be dedicated to debt repayment, thereby reducing the funds available to us for other purposes and could make us more vulnerable to industry downturns and competitive pressures.

Our sales cycle with international customers may be longer than our historic U.S. sales cycle, which could cause us to incur greater costs and could reduce our operating margins

As we target more of our sales efforts at international customers we could face greater costs, longer sales cycles and less predictability in completing some of our sales, which may harm our business.  In that market, a potential client’s decision to use our products and services may be a decision involving multiple institutions and, if so, these types of sales would require us to provide greater levels of education to prospective clients regarding the use and benefits of our products and services.  In addition, we expect that potential clients in some international markets may demand more customization, integration services and features.  As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual sales, thereby increasing the costs and time required to complete sales and diverting sales and professional services resources to a smaller number of international and U.S. transactions.

Expansion of our business internationally, including the integration of Prosoft’s foreign operations, will subject our business to additional economic and operational risks that could increase our costs and make it difficult for us to operate profitably.

One of our key growth strategies is to pursue international expansion.  Expansion of our international operations, including the integration of Prosoft’s foreign operations, may require significant expenditure of financial and management resources and result in increased administrative and compliance costs.  As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:

•                  foreign currency fluctuations, which could result in reduced revenues and increased operating expenses

•                  potentially longer payment and sales cycles;

•                  difficulty in collecting accounts receivable

•                  the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;

•                  tariffs and trade barriers;

•                  general economic and political conditions in each country;

•                  inadequate intellectual property protection in foreign countries;

•                  uncertainty regarding liability for information retrieved and replicated in foreign countries;

•                  the difficulties and increased expenses in complying with a variety of foreign laws, regulations and trade standards; and

•                  unexpected changes in regulatory requirements.

Operational failures in our network infrastructure could disrupt our remote hosting service, could cause us to lose current hosting clients and sales to potential hosting clients and could result in increased expenses and reduced revenues.

Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting service we provide to some of our clients.  We provide remote hosting through computer hardware that is currently located in third-party co-location facilities in Virginia.  We do not control the operation of these co-location facilities.  Lengthy interruptions in our hosting service could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facilities or if these co-location facilities were to close without adequate notice.  Although we have multiple transmission lines into the co-location facilities through telecommunications service providers, we have experienced problems of this nature from time to time in the past, and we will continue to be exposed to the risk of network failures in the future.  We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosted clients in the event of an extended loss of service at the co-location facilities.  If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current hosting clients may terminate their contracts or elect not to renew them, and we may lose sales to potential hosting clients.

U.S. and foreign government regulation of the Internet could cause us to incur significant expenses, and failure to comply with applicable regulations could make our business less efficient or even impossible.

The application of existing laws and regulations potentially applicable to the Internet, including regulations relating to issues such as privacy, defamation, pricing, advertising, taxation, consumer protection, content regulation, quality of products and services and intellectual property ownership and infringement, can be unclear.  It is possible that U.S., state and foreign governments might attempt to regulate Internet transmissions or prosecute us for violations of their laws.  In addition, these laws may be modified and new laws may be enacted in the future, which could increase the costs of regulatory compliance for us or force us to change our business practices.  Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Internet.

Specific federal laws that could also have an impact on our business include the following:

•                    The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect personal information from children under the age of 13; and

•                    The Family Educational Rights and Privacy Act imposes parental or student consent requirements for specified disclosures of student information, including online information.

Our clients’ use of our software as their central platform for online education initiatives may make us subject to any such laws or regulations, which could impose significant additional costs on our business or subject us to additional liabilities.

Item 2.  Unregistered Sales of Equity Securities

(a)       From April 1, 2006 to June 30, 2006, we issued the following unregistered securities:

92 shares of Series B-1 Preferred Stock on June 30, 2006 to the two original Series B-1 investors as payment of dividends on their shares of Series B-1 Preferred Stock for the second quarter of 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 25, 2006. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)  The stockholders elected the following persons as our Directors: Narasimhan P. Kannan, Edson D. deCastro and Martin E. Maleska. The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld	Votes Abstained
Narasimhan P. Kannan	7,579,582	68,192	0
Edson D. deCastro	7,584,035	63,742	0
Martin E. Maleska	7,588,035	59,742	0

(b)  The stockholders approved our 2006 Equity Incentive Plan with 2,860,859 shares voting for, 327,018 shares voting against and 0 shares abstained.

(c)  The stockholders approved our December 2005 Series A- 1 Preferred Stock financing with 2,883,597 shares voting for, 190,895 shares voting against and 3,550 shares abstained.

(d)  The stockholders approved our March 2006 Series B- 1 Preferred Stock financing with 3,074,655 shares voting for, 109,627 shares voting against and 3,550 shares abstained.

(e)  The stockholders approved an amendment of our Certificate of Incorporation to increase the number of authorized shares of common stock from 36,000,000 to 50,000,000 shares with 7,395,832 shares voting for, 251,865 shares voting against and 80 shares abstained.

(f)  The stockholders ratified and approved the appointment of Reznick Group, P. C. as our independent registered public accounting firm for the fiscal year ending December 31, 2006 with 7,436,643 shares voting for, 210,874 shares voting against and 260 shares abstained.

Item 6. Exhibits

(a)

Exhibit No.	Description
4.2	2006 Equity Incentive Plan

15.0	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

VCAMPUS CORPORATION

By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan
Chief Executive Officer

By:	/s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2006

EXHIBIT INDEX

Exhibit No.	Description
4.2	2006 Equity Incentive Plan

15.0	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002