Form 10-Q
period 2006-09-30
VCAMPUS CORP
filed 2006-11-14
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 0-21421

VCAMPUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1290319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Centennial Park Drive
Suite 200,	20191
Reston, Virginia	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes    ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	10,162,924 shares
(Class)	(Outstanding at November 13, 2006)

Explanatory Note:

This quarterly report on Form 10-Q for the quarter ended September 30, 2006 includes financial statements for the three-month and nine-month periods ended September 30, 2006 reflecting a different classification of certain revenues from classifications previously presented.  Management determined that this reclassification was appropriate to provide a more meaningful presentation of the Company’s performance following the acquisition of Prosoft Learning Corporation in June 2006.  The classification for prior period comparisons has likewise been revised to conform to the current period classifications. Management continues to view the Company as one operating segment.

This reclassification does not cause total revenues reported herein for the three-month and nine-month periods ended September 30, 2006 to vary from what had previously been reported, and has no impact on the Company’s current or previously reported assets, liabilities or net loss.  See “Notes to Financial Statements” and “Management’s Discussion and Analysis of Operations and Results of Operations” for further information.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues:
Certification related revenues	$203,785	$1,858,473	$505,637	$2,497,402
Learning portal revenues	830,230	547,588	2,580,534	2,145,384
Development and other revenues	210,597	118,672	380,112	566,817
Net revenues	1,244,612	2,524,733	3,466,283	5,209,603
Costs and expenses:
Cost of revenues	495,675	921,007	1,345,237	1,823,350
Sales and marketing	380,062	881,171	1,304,216	1,674,069
Product development and operations	605,155	799,087	2,014,584	2,152,310
General and administrative	316,793	848,573	1,151,244	1,926,072
Sales and use tax assessment	—	—	—	400,000
Depreciation and amortization	335,060	516,956	1,117,097	1,271,101
Impairment of goodwill	—	328,317	—	328,317
Stock-based compensation	17,500	215,883	91,994	664,992
Total costs and expenses	2,150,245	4,510,994	7,024,372	10,240,211
Loss from operations	(905,633)	(1,986,261)	(3,558,089)	(5,030,608)
Interest expense and amortization of debt discount and debt offering costs, net	(306,794)	(189,433)	(1,013,115)	(429,487)
Net loss	$(1,212,427)	$(2,175,694)	$(4,571,204)	$(5,460,095)
Dividends to preferred stockholders	—	(1,640,541)	—	(2,887,875)
Net loss attributable to common stockholders	$(1,212,427)	$(3,816,235)	$(4,571,204)	$(8,347,970)
Net loss per share, basic	$(0.13)	$(0.38)	$(0.50)	$(0.86)
Net loss per share — assuming dilution	$(0.13)	$(0.38)	$(0.50)	$(0.86)

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,488,159	$2,362,893
Accounts receivable, less allowance of $5,000 and $4,000 at December 31, 2005 and September 30, 2006, respectively	209,338	702,634
Loans receivable from related party	15,453	—
Prepaid expenses and other current assets	325,818	677,560
Total current assets	3,038,768	3,743,087
Property and equipment, net	313,880	329,806
Capitalized software costs and courseware development costs, net	1,308,577	510,744
Other assets	231,859	789,221
Other intangible assets, net	257,006	1,546,467
Goodwill	328,317	765,433
Total assets	$5,478,407	$7,684,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,182,585	$1,666,789
Accrued expenses	479,316	825,342
Accrued sales and use tax liability	—	400,000
Capital lease obligation	—	22,346
Notes payable	191,796	457,067
Deferred revenues	469,280	924,917
Accrued dividends payable to preferred stockholders	14,312	56,875
Total current liabilities	2,337,289	4,353,336

Long-term liabilities:
Notes payable—less discount and current portion	479,489	1,866,619
Capital lease obligation - net of current portion	—	42,478
Total liabilities	2,816,778	6,262,433

Commitments and contingencies:	—	—

Stockholders’ equity:
Series A-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $2,356,250; 5,000 shares authorized; 2,342 and 2,299 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	23	23
Series B-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $3,726,000; 5,000 shares authorized; 0 and 2,484 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	—	25
Common Stock, $0.01 par value per share; 50,000,000 shares authorized; 9,592,074 and 10,137,924 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	95,921	101,379
Additional paid-in capital	105,418,644	112,540,736
Accumulated deficit	(102,852,959)	(111,200,929)
Accumulated other comprehensive loss	—	(18,909)
Total stockholders’ equity	2,661,629	1,422,325
Total liabilities and stockholders’ equity	$5,478,407	$7,684,758

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2006
Operating activities
Net loss	$(4,571,204)	$(5,460,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	232,808	181,215
Amortization	778,819	821,360
Bad debt expense	—	(1,586)
Impairment of goodwill	—	328,317
Impairment of other intangible assets	—	26,077
Impairment of capitalized software and courseware development costs	105,470	242,449
Debt discount and deferred financing costs amortization	936,053	390,563
Interest expense paid with stock	87,632	—
Stock option and warrant compensation	91,994	664,992
Change in allowance for doubtful accounts	(584)	(22,290)
Changes in operating assets and liabilities:
Accounts receivable	60,215	103,749
Prepaid expenses and other current assets	137,318	(181,520)
Other assets	44,541	—
Accounts payable and accrued expenses	918,638	(246,985)
Deferred revenues	38,215	454,659
Net cash used in operating activities	(1,140,085)	(2,699,095)
Investing activities
Purchases of property and equipment	(82,998)	(85,505)
Acquisition of Prosoft, net of cash acquired	—	(1,508,280)
Capitalized software and courseware development costs	(536,993)	(27,514)
Proceeds from loans receivable from related party	27,000	15,586
Interest on loans receivable from related party	(1,397)	(133)
Net cash used in investing activities	(594,388)	(1,605,846)
Financing activities
Proceeds from the issuance of common stock, net of offering costs	900,450	—
Proceeds from the issuance of Series B-1 convertible Preferred Stock, net of offering costs	—	2,230,000
Repayments of capital lease obligations	—	(8,344)
Payment of dividends	—	(113,569)
Proceeds from notes payable	—	2,687,327
Repayments of notes payable	(111,344)	(596,870)
Net cash provided by financing activities	789,106	4,198,544
Net effect of exchange rate changes on cash and cash equivalents	—	(18,869)
Net increase (decrease) in cash and cash equivalents	2,600,258	(125,266)
Cash and cash equivalents at the beginning of the period	534,984	2,488,159
Cash and cash equivalents at the end of the period	$3,135,242	$2,362,893
Supplemental cash flow information
Interest paid	$43,530	$79,241
Significant noncash financing activities
Conversion of debt and accrued interest to common stock	$1,293,387	$—
Issuance of common stock in connection with issuance of note payable	$—	$45,000
Conversion of dividends on Series A-1 and B-1 Preferred Stock to shares of A-1 and B-1 Preferred Stock	$—	$208,375
Deemed dividends to preferred stockholders	$—	$2,523,369

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

This quarterly report on Form 10-Q for the quarter ended September 30, 2006 includes financial statements for the three-month and nine-month periods ended September 30, 2006 reflecting a different classification of certain revenues from classifications previously presented.  Management determined that this reclassification was appropriate to provide a more meaningful presentation of the Company’s performance following the acquisition of Prosoft Learning Corporation in June 2006.  The classification for prior period comparisons has likewise been revised to conform to the current period classifications. Management continues to view the Company as one operating segment.

This reclassification does not cause total revenues reported herein for the three-month and nine-month periods ended September 30, 2006 to vary from what had previously been reported, and has no impact on the Company’s current or previously reported assets, liabilities or net loss.  See “Notes to Financial Statements” and “Management’s Discussion and Analysis of Operations and Results of Operations” for further information.

Note B — Management Plans to Address Operating Conditions

      While the Company currently operates as a going concern, certain significant factors raise substantial doubt about the Company’s ability to continue to operate as a going concern. The Company has incurred significant losses since inception.  The Company continues to rely on additional financing to fund its continuing operations. The Company expects negative cash flow from operations to continue until its revenue streams mature. The Company used a significant portion of its cash reserves to make an acquisition in June 2006. The Company assumed substantial liabilities and incurred considerable transaction costs as part of the acquisition. The Company has a significant unresolved tax liability described below. Recent financings require significant ongoing cash payments for dividends, interest and principal. These factors, among others, raise substantial doubt about the Company’s ability to continue to operate as a going concern.

     Management’s plans to address these conditions are to increase sales of current and future products, including those from Prosoft Learning Corporation (“Prosoft”) (see Note C). Management has also instituted cost cutting measures and operates under an approved budget which is closely monitored.  If additional capital is not obtained and revenues do not increase significantly in the near future, the Company would have to institute significant cost cutting measures in order to sustain the business and such cost cutting could impair the Company’s ability to continue as a going concern.  Management is committed to continuing to reduce expenses to the extent possible while still allowing for sufficient resources to meet projected sales levels.   If cash flows of the combined companies do not meet management expectations, then the Company’s operations would be materially adversely affected and the Company may be unable to continue as a going concern. The Company continues to believe it has available cash on hand necessary to meet its cash needs throughout the remainder of 2006.

      The Company’s future capital requirements will depend on many factors, including, but not limited to, the costs associated with integrating the Prosoft acquisition, the cost associated with the conversion of Prosoft’s course material to an online format, acceptance of and demand for its products and services, market demand for technology upgrades, the types of arrangements that the Company may enter into with customers and agents, timing and acceleration of any debt repayments and the extent to which the Company invests in new technology and research and development projects.

      Pending the outcome of its hearing procedure before the Nasdaq Listing Panel, the Company decided to proceed with voluntary delisting of its shares of common stock from trading on the Nasdaq Capital Market as of the opening of trading on July 5, 2006. VCampus’ shares of common stock are currently trading on the Nasdaq OTC Bulletin Board.

      On April 18, 2006, the Company received notice that the Virginia Department of Taxation has denied VCampus’ request for correction of the retail sales and use tax assessment issued to VCampus as a result of an audit for the period August 1998 through October 2001.  As disclosed in VCampus’ prior SEC filings, in 2002, the Virginia Department of Taxation completed an audit of the

VCampus’ sales and use tax payments from August 1998 through October 2001.  The total assessment from the Virginia Department of Taxation is approximately $104,000 for the audit period.  In addition, based on this ruling and the Department’s interpretation of local law, VCampus has estimated its liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006 to be approximately $296,000 including penalties and interest   As a result, the Company has recorded a charge of $400,000 included on the first quarter 2006 consolidated statements of operations.  In May 2006, the Company submitted an application for an Offer in Compromise to the Virginia Department of Taxation requesting partial relief from amounts assessed and post-audit sales and use tax liability as well as a payment plan for the remaining liabilities. In August 2006, the Virginia Department of Taxation accepted the Company’s offer in compromise, thus reducing the amount of the liability to $252,477, payable in 36 monthly installments of $7,013, subject however, to the Department’s post-audit verification of the Company’s calculation of additional sales and use tax from October 2001 to March 2006. The department’s verification proceedings are currently under way and pending the final resolution of the amount due, the Company has not made any adjustments to the previously recorded liability of $400,000.

Note C — Acquisition

      On June 12, 2006, the Company acquired Prosoft, a Nevada corporation that provides information and communications technology (“ICT”) curriculum and certifications to secondary, postsecondary, vocational training and corporate training institutions. Prosoft’s operations have historically been organized into two business segments: (a) Content Development and Distribution, in which Prosoft, through its ComputerPREP division, publishes and/or distributes instructor-led courseware on topics including Microsoft Office, A+ and Network + Certification, convergence technology and project management, amongst others; and (b) Certification Development and Management, through which Prosoft owns and manages two proprietary job-role certifications, Certified Internet Web Professional (“CIW”) and Certified in Convergent Network Technologies (“CCNT”), and has developed and manages the Convergence Technology Professional (“CTP”) certification program for the Telecommunications Industry Association (“TIA”). VCampus acquired Prosoft for $1,800,000 in cash, together with one-year promissory notes in the principal amount of $300,000, subsequently adjusted to $1,394,722 in cash and $43,472 in outstanding principal under the notes, respectively, to offset Prosoft’s negative working capital(as subsequently adjusted) of $661,806  at closing as provided by the terms of the Asset Purchase Agreement. In addition to the purchase price, the Company incurred $250,000 in transaction costs.  The transaction costs capitalized in the purchase include fees paid to outside consultants for accounting and legal services. Prosoft’s operating results are included in the Company’s financial statements since the effective date of the acquisition (June 12, 2006). The acquisition has been accounted for under the provisions of SFAS No. 141, Business Combinations. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate primarily to the identified definite-lived intangible assets and goodwill. Accordingly, the identifiable tangible and separately identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair values based on preliminary estimates as of the date of the combination.  Based on preliminary third-party valuations and management’s estimates, the following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Cash and cash equivalents	$89,566
Accounts receivable	573,167
Prepaid expenses and other current assets	98,836
Property and equipment	111,558
Goodwill	765,433
Definite-lived intangible assets	1,554,000
Accounts payable and accrued expenses	(1,431,198)
Capital lease obligation	(73,168)
Total	$1,688,194

     Of the total purchase price, $1,554,000 has been allocated to the following definite-lived intangible assets acquired: $1,129,000 to developed content, $178,000 to customer lists and $247,000 to trade names. The value assigned to Prosoft’s developed content and customer lists was determined by estimating the cost to recreate such content and lists. The value assigned to Prosoft’s trade names was determined by discounting the net cash flows associated with the names. The Company determined that a discount rate of 25% was appropriate for valuing the existing trade names. VCampus expects to amortize the value of Prosoft’s developed content, customer lists and trade names on a straight-line basis over an estimated useful life of three years.

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

      The unaudited pro forma financial information for the nine months ended September 30, 2006 combines the consolidated historical results for VCampus for the nine months ended September 30, 2006 and the historical results for Prosoft for the period from January 1, 2006 to June 11, 2006 (the date preceding the completion of the acquisition). The unaudited pro forma financial information for the nine months ended September 30, 2005 combines the historical results for VCampus for the nine months ended September 30, 2005 and the historical results for Prosoft for the same period.

	Nine Months Ended September 30, 2005 (Unaudited)	Nine Months Ended September 30, 2006 (Unaudited)
Pro Forma:
Net revenues:	$8,690,036	$8,489,617
Net loss:	$(6,700,582)	$(12,515,616)
Net loss attributable to common stockholders	$(6,700,582)	$(15,403,491)
Net loss per share, basic	$(0.73)	$(1.58)
Net loss per share — assuming dilution	$(0.73)	$(1.58)

Note D — Significant Accounting Policies

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  Accordingly, for the three months and nine months ended September 30, 2006, stock compensation was accounted for under FAS 123(R) while for the three and months and nine months ended September 30, 2005, stock compensation was accounted under the prior standard APB 25, “Accounting for Stock Issued to Employees.”  Under APB 25 no expense was recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense was recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for stock and stock options issued to non-employees, and for stock, stock options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory stock”).

At September 30, 2006, the Company has the stock-based compensation plan described below. Total compensation expense related to this plan was $215,883 and $546,625 for the three months ended September 30, 2006 and 2005, respectively, of which $36,750 and $25,499, respectively, related to stock option and stock awards to non-employees.  Total compensation expense related to this plan was $664,992 and $1,615,751 for the nine months ended September 30, 2006 and 2005, respectively, of which $109,750 and $91,994, respectively, related to stock option and stock awards to non-employees.

Prior to January 1, 2006, the Company provided pro forma disclosure of compensation amounts in accordance with Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement No. 148), as if the fair value method defined by Statement No. 123 had been applied to its stock-based compensation to employees. The pro forma table below reflects net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2005, as though the Company had adopted the fair value recognition provision of Statement No. 123, as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Pro forma net loss:
As reported	$(1,212,427)	$(4,751,204)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	17,500	91,994
Deduct: Total employee non-cash stock compensation expense determined under fair value based method for all awards	(546,625)	(1,615,751)
Pro forma net loss	$(1,741,552)	$(6,094,961)

Net loss per common share:
Basic and diluted—as reported	$(0.13)	$(0.50)
Basic and diluted—pro forma	$(0.18)	$(0.67)

The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

Three and Nine Months Ended September 30, 2005
Risk-free interest rate	3.87%
Dividend yield	0.00%
Expected term	8 Years
Expected volatility	126%

The Company uses the Black-Scholes model to estimate grant date fair value. Under the modified prospective transition method adopted by the Company, stock-based compensation expense for the third quarter of 2006 and nine-month period then ended includes compensation expense for all option awards granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of Statement No 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. The Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally the option vesting term of four years.

Compensation expense recognized for the three months ended September 30, 2006 and 2005, for grants awarded to employees under the Company’s option plan, was $179,133 and $0, respectively. Compensation expense recognized for the nine months ended September 30, 2006 and 2005, for grants awarded to employees under the Company’s option plan, was $555,242 and $0, respectively. As a result of adopting Statement No. 123R, net loss and net loss attributable to common stockholders were each greater by $179,133 and $555,242 for the three and nine months ended September 30, 2006, respectively, than if the Company had continued to account for stock-based compensation under APB 25. As a result of adopting Statement No. 123R, net loss and net loss per share attributable to common stockholders were each greater by $0.02 and $0.06 for the three and nine months ended September 30, 2006, respectively, than if the Company had continued to account for stock-based compensation under the former APB 25 standard.

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

The Company granted an option to purchase 10,000 shares with a purchase price of $0.44 per share to each of its three non-employee directors under its Automatic Director Grant Program during the three months ended June 30, 2006. The Company made no stock option grants or other equity-based awards to employees during the three and nine month periods ended September 30, 2006.

The following assumptions would apply to the Black-Scholes option pricing model to estimate expense for grants during the three months ended September 30, 2006.

Three Months Ended September 30, 2006
Risk-free interest rate	4.51%
Dividend yield	0.00%
Expected term	8 Years
Expected volatility	129%

During 1996, the Company’s Board of Directors and its stockholders approved a stock plan (the “1996 Plan”) for the grant of stock awards to employees, directors and consultants.  The 1996 Plan expired as to future grants in August 2006.  In May 2006, the Company’s Board of Directors and its stockholders approved a new stock plan (the “2006 Plan”) for the grant of stock awards to employees, directors and consultants.  The 2006 Plan expires in May 2016.

Stock options under all Plans are generally granted at prices which the Company’s Board of Directors believes approximates the fair market value of its common stock at the date of grant.  Individual grants generally become exercisable ratably over a period of four years from the date of grant. The contractual terms of the options range from four to ten years from the date of grant.

Option activity under the foregoing option plans and non-plan grants as of September 30, 2006, and changes during the nine months ended September 30, 2006, were as follows:

	Number of Shares	Price per Share	Weighted Average Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2005	2,401,542	$0.53 - $176.20	$2.58	$12,750
Granted	30,000	$0.44	$0.44	—
Exercised	—	—	—	—
Canceled or expired	(256,596)	$0.53 - $146.90	$4.32	—
Outstanding at September 30, 2006	2,174,946	$0.44 - $176.20	$2.35	—
Options exercisable at September 30, 2006	1,083,544	$0.44 - $176.20	$3.37	—

The weighted average fair market value of the options at the date of grant for options outstanding at December 31, 2005, granted during the nine months ended September 30, 2006 and outstanding at September 30, 2006 was $11.67, $0.39 and $0.47, respectively.

The following table summarizes information about Company options at September 30, 2006:

	Options Outstanding
Total Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)	Aggregate Intrinsic Value
2,174,946	$2.35	8.0	$0

	Options Exercisable
Total Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)	Aggregate Intrinsic Value
1,083,544	$3.37	7.6	$0

As of September 30, 2006, there was $1,276,774 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

      During the three months ended September 30, 2006, the Company wrote off $65,073 and $24,380 in unamortized capitalized software and courseware development costs for a portion of its VCampus platform and two courses, respectively, as a result of impairment analyses conducted by the Company in connection with the review of its quarterly financial statements. During the nine months ended September 30, 2006, the Company wrote off $65,073 and $177,376 in unamortized capitalized software and courseware development costs for a portion of its VCampus platform and a total of four courses, respectively, as a result of impairment analyses conducted by the Company in connection with the review of its quarterly financial statements.  The Company determined that the impairment charges were necessary because the carrying amount of the assets represented by the courses exceeded the Company’s determination of the fair value of the assets.  The write-offs have been included in amortization expense in the 2006 statements of operations.  For the nine months ended September 30, 2005, the Company wrote off $105,470 in unamortized capitalized software and courseware development costs for a total of three courses, as a result of impairment analyses it conducted during that period.

    During the three months ended September 30, 2006, the Company wrote off $26,077 in unamortized other intangible assets for trademarks and customer base, as a result of an impairment analysis conducted by the Company in connection with the review of its quarterly financial statements. The write-off has been included in amortization expense in the 2006 statements of operations.  The Company did not record any write-offs during the three months ended September 30, 2005.

Valuation of Goodwill

The Company performs its annual goodwill impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, during its fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.  The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any.  Impairment is recognized when the carrying amount of goodwill exceeds its fair value.  The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment.  For purposes of the Company’s 2005 annual goodwill impairment test, the Company considered its market capitalization on the date of the impairment test (since the Company has only one reporting unit) and determined that no goodwill impairment existed.  During the third quarter ended September 30, 2006, the Company determined that there were indicators of impairment to the carrying value of goodwill, principally the significant decline in the Company’s stock price which affected the Company’s market capitalization.  The Company performed the two-step process described in SFAS 142 to assess its goodwill for impairment and recorded a charge of $328,317 relating to goodwill impairment, which is recorded as a component of operating loss in the accompanying consolidated statement of operations.  The amount of goodwill impairment was based on the fair value of the Company representing its only reporting unit utilizing a valuation based on both the discounted cash flow and market approach. The allocation of goodwill to intangibles required in step two of the process has been estimated and will be trued up in the subsequent period.  Goodwill will continue to be re-evaluated for impairment as events or circumstances occur.

Revenue Recognition

The Company derives revenues from the following sources—certification related revenues, learning portal revenues and development and other revenues. Certification related revenues are derived from sales of online courses (online tuition) and sales of course materials such as books, CD-ROMs, Web-based course books, assessment products and content licenses, all of which prepare learners for certifications in a variety of areas.  Certification related revenues also include fees paid by certification candidates to take the Company’s certification tests and annual fees received from education partners, including CIW and CTP ATPs.  Learning portal revenues are derived from sales of online courses to the Company’s government, corporate and higher education customers. Development and other revenues consist primarily of fees paid to the Company for developing and converting courseware.

Online tuition revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees.  Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected.  Online tuition revenues are generated primarily through two types of contracts: (i) time-based subscriptions and (ii) usage-based contracts.  Under subscription contracts, revenue is recognized ratably (on a straight-line basis) over the subscription period.  For usage contracts, revenue is recognized upon enrollment in a course. Once a student has enrolled in a course, he generally cannot cancel delivery of a course or receive a refund.  On rare occasions, we may extend the subscription length for a specific student’s course at no charge. Initial set-up fees related to all online tuition services are recognized ratably (on a straight-line basis) over the contract term.

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

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net loss	$(1,212,427)	$(2,175,694)	$(4,751,204)	$(5,460,095)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	26,226	—	(18,909)
Comprehensive loss	$(1,212,427)	$(2,201,192)	$(4,751,204)	$(5,479,004)

Note E — Bridge Financing and Senior Secured Convertible Debenture Financing

In August 2006, the Company issued a $300,000 promissory bridge note to an accredited investor.  The note bore interest at an annual rate of 10% and was payable upon the earlier of October 31, 2006 or the closing of a more permanent financing.  The note was repaid from the proceeds of the September 2006 convertible debenture financing (see below). In connection with the note, the Company issued 150,000 shares of common stock to the same accredited investor as an inducement for the investment.  The shares were valued at $45,000 using the Company’s closing price ($0.30) on the date of issuance and that amount was accounted for as interest expense in September 2006.

      In September 2006, the Company entered into a Securities Purchase Agreement with one accredited investor pursuant to which VCampus completed a $3.0 million private placement of a convertible note and warrants. The note bears interest at 10% per annum and matures 30 months from the date of issuance.  VCampus must begin making monthly installment payments of interest and principal beginning ten months from the date of issuance.  The indebtedness represented by the note is secured by a blanket lien on substantially all of the assets of VCampus and its subsidiary Prosoft Learning Corporation.  The new indebtedness is senior to all of the Company’s existing indebtedness except for the Company’s remaining senior indebtedness of approximately $1.0 million owed to SIAR Capital and the other holders of notes issued in the Company’s March 2004 financing.  The indebtedness due under the note can be accelerated upon a change of control or following an event of default, which includes customary events such as nonpayment of interest, failure to satisfy SEC registration obligations and breach of restrictive covenants.  VCampus may prepay or redeem the Note at any time upon repayment of 120% of the outstanding principal and accrued interest. The $3.0 million Senior Secured Convertible Note is convertible, at the election of the investor, into shares of VCampus common stock at $0.30 per share.  The Note was issued at 94% of par, resulting in gross proceeds to VCampus (before deduction of placement agent fees and other transaction-related expenses) of $2.82 million.   As an additional inducement to the investor, VCampus also issued a five-year warrant to the investor to purchase up to 2,500,000 shares of common stock at $0.30 per share.  VCampus agreed to file a registration statement with the SEC to cover the resale of the shares of common stock issuable upon conversion of the note and exercise of the warrants issued in the financing.  VCampus paid the placement agent for the financing a fee of 7% of the gross cash proceeds received by VCampus in the financing, together with a warrant to purchase 940,000 shares of common stock at $0.30 per share.  Pursuant to antidilution protection provisions applicable to the investors in the Company’s Series A-1 preferred stock financing closed in December 2005, the conversion price for the Series A-1 preferred stock and the exercise price of the related warrants issued in connection therewith automatically adjusted to $0.30 per share upon completion of the September 2006 Financing.  The securities issued in the September 2006 financing likewise have antidilution protection that would cause the conversion price or exercise price of such securities to automatically adjust to any lower price applicable to a future financing of VCampus.   The transaction documents limit the investor’s beneficial ownership of VCampus to no more than 4.99% at any given time, subject to the investor’s waiver of such restrictive covenant upon giving at least 61 days notice to the Company.

      The Company allocated the proceeds from the issuance of the note to the note and warrants on a pro rata basis based on their relative fair values using the Black-Scholes option pricing model. The amount allocated to the warrants ($551,020) was recorded as a debt discount and will be amortized to interest expense over the period the note is expected to be outstanding. The Company recorded an additional $651,020 of debt discount for the instruments’ beneficial conversion feature which will be amortized to interest expenses over the period the note is expected to be outstanding. The Company also recorded a discount (amortizable over the period the note is expected to be outstanding) of $180,000 representing the amount by which the face value of the note exceeded the proceeds from the note. As of September 30, 2006, the unamortized aggregate discount for the note amounted to $1,625,646. In connection with the convertible debenture financing, the Company incurred an estimated $686,473 of costs primarily consisting of the 7% placement agent fee, the fair market value of the warrant issued to the placement agent (using the Black Scholes method), legal and other costs which are included as deferred debt offering costs on the Company’s September 30, 2006 balance sheet.  These costs will be amortized to interest expense over the period the notes are expected to be outstanding.

Note F — Equity Transactions

      In March 2006, the Company completed a private placement of Series B-1 convertible Preferred Stock.  Under the terms of this financing, the Company raised $2,300,000 in gross proceeds through the issuance of 2,300 shares of Series B-1 convertible Preferred Stock at a purchase price of $1,000 per share to two accredited investors.  Under the terms of this financing, the Company also issued ten-year warrants to purchase 1,000,000 shares of common stock to the same accredited investors at an exercise price per share equal to the then applicable conversion price of the Series B-1 Preferred Stock.  The warrants were initially first exercisable commencing four years from their issuance date.  Initially, beginning three years from their date of issuance, the shares of Series B-1 Preferred Stock were convertible, at the option of their holders, into common stock based on a formula that yields a discount of between 10% and 37.5% to the last closing bid price of the common stock prior to the date of conversion, subject to a price floor of $1.64 per share.  The shares of Series B-1 Preferred Stock are entitled to receive dividends paid quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6% (subsequently adjusted to 6.48%) of the net sales proceeds from two Prosoft courses.  Each share of Series B-1 Preferred Stock has a liquidation preference equal to 150% of the purchase price paid for the share.  The shares of Series B-1 Preferred Stock are non-voting.  The Company obtained shareholder ratification for the financing at its 2006 annual meeting held in May 2006.

     In March 2006, the conversion price of the Series A-1 Preferred Stock and the exercise price of the related warrants reset to $0.61 per share per their terms. The number of shares issuable upon exercise of the warrants was also automatically adjusted from 1,032,929 to 2,827,864. In May 2006, following approval of the Series A-1 private placement by the Company’s stockholders, the conversion price of the Series A-1 Preferred Stock and the exercise price of the related warrants was further reset to $0.50 per their terms.  In connection with this reset, the Company recorded a deemed dividend to the Series A-1 Preferred Stockholders in the amount of $1,031,703 in the second quarter of 2006, representing the beneficial conversion feature of the Series A-1 Preferred Stock and the incremental value of the warrants in accordance with Statement No. 123(R). As a result of the September 2006 convertible debenture financing (see note E), the conversion price for the Series A-1 Preferred Stock and the exercise of the warrants issued under that financing’s terms was adjusted to $0.30 per share pursuant to their anti-dilution provisions. In connection with this reset, the Company recorded a deemed dividend to the Series A-1 Preferred Stockholders in the amount of $1,491,666 in the third quarter of 2006, representing the beneficial conversion feature of the Series A-1 Preferred Stock and the incremental value of the warrants in accordance with Statement No. 123(R).

In June 2006, the Company issued 50,000 shares of common stock as a result of a voluntary conversion of 25 shares of Series A-1 Preferred Stock.  In July 2006, the Company issued 42,000 shares of common stock as a result of a voluntary conversion of 42 shares of Series A-1 Preferred Stock.

In August 2006, the Company issued 24.375 shares of A-1 convertible Preferred Stock as payment of dividends for the quarter ended June 30, 2006 to certain Series A-1 investors pursuant to their consent to receive their second quarter 2006 cash dividends in additional shares of Series A-1 preferred stock.

In each of June and September 2006, the Company issued 92 shares of Series B-1 convertible Preferred Stock, as payment of dividends for the quarters then ended to the Series B-1 investors pursuant to their consent to receive their second and third quarter 2006 cash dividends in additional shares of Series B-1 preferred stock.

Note G — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Numerator:
Net loss available to common stockholders	$(1,212,427)	$(3,816,235)	$(4,571,204)	$(8,347,890)
Denominator:
Denominator for basic earnings per share — weighted-average shares	9,522,338	9,962,534	9,158,537	9,755,438
Denominator for diluted earnings per share — adjusted weighted-average shares	9,522,338	9,962,534	9,158,537	9,755,438
Basic net loss per share	$(0.13)	$(0.38)	$(0.50)	$(0.86)
Diluted net loss per share	$(0.13)	$(0.38)	$(0.50)	$(0.86)

Note H — Intangible Assets

Other intangible assets were comprised of:

	December 31, 2005	September 30, 2006
Developed content	$523,800	$1,652,800
Trademarks and names	904,720	1,151,720
Customer base	304,820	482,820
	1,733,340	3,287,340
Less accumulated amortization	(1,476,334)	(1,740,873)
	$257,006	$1,546,467

The Company expects amortization expense for other intangible assets to be as follows:

2006 (remaining three months)	145,994
2007	569,189
2008	561,747
Thereafter	269,537
$1,546,467

Note I — Foreign Operations

Information regarding foreign operations follows:

	Three Months Ended September 30, 2006
	United States	Foreign	Total
Net revenues	$2,146,944	$377,789	$2,524,733

	Nine Months Ended September 30, 2006
	United States	Foreign	Total
Net revenues	$4,759,417	$450,186	$5,209,603

Note J — Commitments and Contingencies

Alleged Default on Secured Convertible Notes

In February 2006, holders of a majority of the Company’s Series A and Series B secured convertible notes issued in March 2004, notified VCampus that they believe an event of default exists under the notes based on the Company’s failure to acknowledge their alleged right to have the conversion price on their notes reduced from $1.63 per share to $0.50 per share, which is the lowest potential reset conversion price for the Series A-1 Preferred Stock the Company issued to other investors in the December 2005 financing.  The Company disputes the claims made by the note holders for a number of reasons, including the fact that their antidilution rights expired, pursuant to the express terms of the notes and warrants, prior to the price reset date of March 31, 2006, and hence they expired prior to the occurrence of the alleged event or contingency that might have otherwise triggered their rights.  Consequently, the Company believes that the note holders’ allegations are without merit.  The note holders could also claim we are in default based on our granting of a subordinate lien on our assets in favor of the September 2006 note investors.

Sales and Use Tax Assessment

      On April 18, 2006, the Company received notice that the Virginia Department of Taxation has denied VCampus’ request for correction of the retail sales and use tax assessment issued to VCampus as a result of an audit for the period August 1998 through October 2001.  As disclosed in VCampus’ prior SEC filings, in 2002, the Virginia Department of Taxation completed an audit of the VCampus’ sales and use tax payments from August 1998 through October 2001.  The total assessment from the Virginia Department of Taxation is approximately $104,000 for the audit period.  In addition, based on this ruling and the Department’s interpretation of local law, VCampus has estimated its liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006 to be approximately $296,000 including penalties and interest   As a result, the Company has recorded a charge of $400,000 included on the first quarter 2006 consolidated statements of operations.  In May 2006, the Company submitted an application for an Offer in Compromise to the Virginia Department of Taxation requesting partial relief from amounts assessed and post-audit sales and use tax liability as well as a payment plan for the remaining liabilities. In August 2006, the Virginia Department of Taxation accepted the Company’s offer in compromise, thus reducing the amount of the liability to $252,477, payable in 36 monthly installments of $7,013, subject however, to the Department’s post-audit verification of the Company’s calculation of additional sales and use tax from October 2001 to March 2006. The department’s verification proceedings are currently under way and, pending the final resolution of the amount due, the Company has not made any adjustments to the previously recorded liability of $400,000.

         Nasdaq Listing

On April 27, 2006, Nasdaq provided the Company with written notice that the Company’s common stock would be delisted from the Nasdaq Capital Market because the Company did not regain compliance with Nasdaq’s requirements for continued listing under the Minimum Bid Price Rule during the 180-day compliance period previously granted.  The Company requested a hearing before the Nasdaq Listing Qualifications Panel, which automatically stayed the delisting pending resolution of the appeal.  The hearing occurred on June 15, 2006 and, while the Panel was considering the Company’s appeal, the Company decided to proceed with voluntary delisting of its shares of common stock from trading on the Nasdaq Capital Market as of the opening of trading on July 5, 2006. VCampus’ shares of common stock are currently trading on the Nasdaq OTC Bulletin Board.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
VCampus Corporation

We have reviewed the accompanying consolidated balance sheet of VCampus Corporation and subsidiaries as of September 30, 2006 and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
November 14, 2006

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

Reclassification of Revenues

This quarterly report on Form 10-Q for the quarter ended September 30, 2006 includes financial statements for the three-month and nine-month periods ended September 30, 2006 reflecting a different classification of certain revenues from classifications previously presented.  Management determined that this reclassification was appropriate to provide a more meaningful presentation of the Company’s performance following our acquisition of Prosoft Learning Corporation in June 2006.  The classification for prior period comparisons has likewise been revised to conform to the current period classifications. Management continues to view the Company as open operating segment.

This reclassification does not cause total revenues reported herein for the three-month and nine-month periods ended September 30, 2006 to vary from what had previously been reported, and has no impact on our current or previously reported assets, liabilities or net loss.

On June 12, 2006, we acquired Prosoft, a provider of information and communications technology (“ICT”) curriculum and certifications to secondary, postsecondary and vocational and corporate training institutions. Prosoft’s operations have historically been organized into two business segments: (a) Content Development and Distribution, in which Prosoft, through its ComputerPREP division, publishes and/or distributes instructor-led courseware on topics including CompTIA (A+, Network+), Adobe, Cisco, Microsoft Office, Microsoft Technical Certifications, Linux (LPI)), Oracle, convergence technology and project management, amongst others; and (b) Certification Development and Management, through which Prosoft owns and manages two proprietary job-role certifications, Certified Internet Web Professional (“CIW”) and Certified in Convergent Network Technologies (“CCNT”), and has developed and manages the Convergence Technology Professional (“CTP”) certification program for the Telecommunications Industry Association (“TIA”).  With more than 84,000 certificates issued, the CIW program is the world’s largest and fastest-growing Interent Technology certification program. The CIW certification program has been endorsed by Departments of Education and/or Departments of Workforce Development in 12 U.S. states, as well as by a growing number of governments, trade associations and schools around the world. We believe there is significant potential for additional growth in both domestic and international markets given the growing trend of Internet skills being taught in secondary and post-secondary classrooms. The CTP certification is a certification for professionals working with convergence technologies such as Voice over Internet Protocol (VoIP).

We paid for the cash portion of the Prosoft acquisition price from our existing cash reserves without raising additional funds. In addition to the approximately $1.4 million in cash paid for the purchase, we incurred approximately $250,000 in transaction-related costs and assumed net liabilities of approximately $700,000, the majority of which were immediately due and payable. As such, we substantially depleted our working capital and increased our short term liabilities. This decrease in liquidity may impact our ability to continue as a going concern. We partially addressed this issue by raising additional funds in September of 2006 to replenish the cash used in the Prosoft acquisition. We may need to raise additional funds to further address this issue and we may not be successful in raising these funds or we may not be able to raise these funds on terms attractive to our current stockholders.

Since 2003, we have entered into 15 Select Partner Agreements.  Under these agreements, we have developed and plan to develop and market online curricula for large targeted markets in financial management, certified treasury recertification, project management certification, continuing education in nursing, corporate and government contract management, forensic nursing specialty designation, financial research analysts’ requirements, regulatory affairs in the health products industry, management accounting and intrusion detection technology. Virtually all of the curricula relate to either continuing education credits or preparation for a professional certification or licensure.

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

Stock-based compensation expense: Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, using the modified prospective transition method, and therefore we have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted to employees after January 1, 2006 and for other grants made prior to but not yet vested as of January 1, 2006 in accordance with Statement No. 123R. Under the fair value recognition provisions of Statement No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to Statement No. 123R adoption, we accounted for share-based payments to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and accordingly, we generally recognized compensation expense only when we granted options with a discounted exercise price below fair market value.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management has determined that historical realized volatility calculated since our initial public offering is a reasonable indicator of expected volatility and future stock price trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note D to the Consolidated Financial Statements in this report for a further discussion on stock-based compensation.

Impact of Prosoft acquisition: Prosoft recorded total revenues of $7,032,000 for its most recent fiscal year ended July 31, 2005 and a net loss of $2,608,000 during that period. Based on Prosoft’s fiscal 2005 revenues, we expect that the acquisition will more than double our total revenues, as well as more than double our certification-related revenues. We also expect the acquisition to increase related operating expenses going forward, although we expect savings due to synergies primarily in the general and administrative and sales and marketing areas.  We have incurred and expect to incur costs and expenses associated with completing and integrating the acquisition.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Summary

For the three months ended September 30, 2006, we incurred a net loss to common stockholders of $3,816,235 (or $0.38 per share) compared to a net loss to common stockholders of $1,212,427 (or $0.13 per share) for the three months ended September 30, 2005. The net loss for the three months ended September 30, 2006 includes $328,317 of goodwill impairment charges,  $215,883 of stock-based compensation, $165,027 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 and September 2006 private placements and dividends to preferred stockholders of $1,640,541 (of which $1,491,666 was a non-cash deemed dividend representing the beneficial conversion feature of the Series A-1 Preferred Stock and the incremental value of the warrants in accordance with Statement No. 123(R) and $116,375 was paid in shares of Series A-1 and B-1 Preferred Stock) .  The net loss for the three months ended September 30, 2005 includes $285,046 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 private placement.  Applying the then-applicable accounting standard (APB No. 25), $17,500 of stock-based compensation expense was recorded for the three months ended September 30, 2005.

The following table sets forth unaudited selected financial data:

	For the Three Months Ended September 30,
	2005		2006
Revenues	$1,244,612	100.0%	$2,524,733	100.0%
Cost of revenues	495,675	39.8	921,007	36.5
Sales and marketing	380,062	30.5	881,171	34.9
Product development and operations	605,155	48.6	799,087	31.6
General and administrative	316,793	25.5	848,573	33.6
Depreciation and amortization	335,060	26.9	516,956	20.5
Impairment of goodwill	—	0.0	328,317	13.0
Stock-based compensation	17,500	1.4	215,883	8.6
Loss from operations	(905,633)	(72.8)	(1,986,261)	(78.7)
Interest expense	(306,794)	(24.6)	(189,433)	(7.5)
Net loss	$(1,212,427)	(97.4)%	$(2,175,694)	(86.2)%
Dividends to preferred stockholders	—	0.0	(1,640,541)	(65.0)
Net loss to common stockholders	$(1,212,427)	(97.4)%	$(3,816,235)	(151.2)%

Net Revenues

	For the Three Months Ended September 30,
	2005		2006
Certification related revenues	$203,785	16.4%	$1,858,473	73.6%
Learning portal revenues	830,230	66.7	547,588	21.7
Development and other revenues	210,597	16.9	118,672	4.7
Total net revenues	$1,244,612	100.0%	$2,524,733	100.0%

Certification related revenues increased to $1,858,473 in the third quarter of 2006, compared to $203,785 for the same period in 2005. The increase is primarily due to $1,659,000 of Prosoft certification related revenues in the third quarter of 2006 following its acquisition by VCampus on June 12, 2006.

Learning portal revenues decreased 34.0% to $547,588 in the third quarter of 2006, compared to $830,230 for the same period in 2005.  The decrease is primarily due to a reduction in online tuition revenues from our corporate clients ($267,000) mainly as a result of reduced course usage by one of our largest corporate clients.

Online development and other revenues decreased 43.6% to $118,672 in the third quarter of 2006, compared to $210,597 for the third quarter of 2005.  The decrease is primarily due to a decrease in development revenues from Select Partners.

Cost of Revenues

Cost of revenues increased 85.8% to $921,007 in the third quarter of 2006 as compared to $495,675 for the third quarter of 2005. The increase is primarily due to $625,000 in cost of Prosoft (certification related) revenues, partially offset by decreases in cost of the online tuition portion of learning portal revenues ($121,000) primarily due to (i) lower royalty costs as a result of (a) the decrease in corporate online tuition revenues and (b) lower royalties per course incurred to one of our largest content partners as a result of more favorable terms under a renewed agreement with them, and (ii) lower cost of development and other revenues ($79,000) due to the decreases in those revenue categories.

Operating Expenses

      Sales and Marketing.  Sales and marketing expenses increased 131.8% to $881,171 in the third quarter of 2006 as compared to $380,062 for the third quarter of 2005.  Sales and marketing expenses for the third quarter of 2006 include $641,000 of Prosoft-related expenses for which there was no corresponding expense in our 2005 results of operations. The increase due to Prosoft costs was partially offset by a reduction in headcount and related costs and a decrease in out-of-pocket costs in sales and marketing in the third quarter of 2006 as we continued integrating our sales and marketing activities as a result our combination with Prosoft.

Product Development and Operations. Product development and operations expenses increased 32.0% to $799,087 in the third quarter of 2006 as compared to $605,155 for the third quarter of 2005. Product development and operations expenses for the third quarter of 2006 include $160,000 of Prosoft-related expenses for which there was no corresponding expense in our 2005 results of operations. Excluding the effect of Prosoft, product development and operations expenses increased by $33,932, or 5.6%, in the third quarter of 2006 compared to the third quarter of 2005.

General and Administrative. General and administrative expenses increased 167.9% to $848,573 in the third quarter of 2006 as compared to $316,793 for the third quarter of 2005.  The increase is primarily due to out-of-pocket costs and $365,000 of Prosoft-related G&A expenses for which there was no corresponding expense in our 2005 results of operations.

Depreciation and Amortization.  Depreciation and amortization increased 54.3% to $516,956 in the third quarter of 2006 as compared to $335,060 for the third quarter of 2005.  The increase is primarily due to $129,500 of expense related to the amortization of Prosoft intangibles, which did not exist in the prior period. Depreciation and amortization expense for the three months ended September 30, 2006 and 2005 includes impairment charges of $115,530 and $0, respectively — see Note D to our financial statements included in this report — Significant Accounting Policies — Impairment of Long-Lived Assets.  These increases were partially offset by decreases in fixed asset and capitalized software and courseware depreciation and amortization expense.  Since March 2004, we have not been capitalizing software development costs due to their nature, and since October 2005 we have also been capitalizing reduced amounts in courseware development costs compared to prior periods as a result of new contracts with Select Partners which provide us with reimbursement for such costs.

Impairment of goodwill. Impairment of goodwill was $328,317 for the three months ended September 30, 2006 and $0 for the three months ended September 30, 2005. The write-off was as a result of an impairment analysis we conducted in connection with the review of our quarterly financial statements.

Stock-based Compensation.  Stock-based compensation expense was $215,883 and $17,500 for the three months ended September 30, 2006 and 2005, respectively.  The increase is a result of the adoption of SFAS 123(R) effective January 1, 2006, using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all (a) share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  Accordingly, for the three months ended September 30, 2006, stock compensation is accounted for under FAS 123(R), which requires recording expense equal to the fair value of all awards.  For the three months ended September 30, 2005, stock-based compensation is accounted for under APB 25, “Accounting for Stock Issued to Employees” and only includes expense associated with the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Interest Expense.  Interest expense for the three months ended September 30, 2006 decreased 38.3% to $189,433 compared to $306,794 for the three months ended September 30, 2005.  Interest expense primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 (as reduced to $1,088,531 following mandatory and voluntary conversions and repayments through September 30, 2006) of convertible promissory notes issued in March 2004. The decrease in interest expense between the two periods is primarily attributable to a third quarter 2005 one-time write-off of $113,000 in debt discount and deferred debt offering costs related to the 2004 private placement following voluntary conversions of $186,000 in principal under those notes. The decrease is also due to a reduction in interest expense related to our 2004 private placements, as principal under those notes is being paid down as per their amortization schedule. The decreases in interest expense were partially offset by third quarter 2006 interest expense related to our August and September 2006 bridge financing and private placement, respectively.  We expect interest expense to increase as we amortize debt discount and deferred debt offering costs and accrue interest payable related to our September 2006 private placement.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Summary

For the nine months ended September 30, 2006, we incurred a net loss to common stockholders of $8,347,970 (or $0.86 per share) compared to a net loss to common stockholders of $4,571,204 (or $0.50 per share) for the nine months ended September 30, 2005. The net loss for the nine months ended September 30, 2006 includes $328,317 of goodwill impairment charges, $664,992 of stock-based compensation, $390,562 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 and September 2006 private placements and dividends to preferred stockholders of $2,887,875 (of which $2,523,369 was a non-cash deemed dividend representing the beneficial conversion feature of the Series A-1 Preferred Stock and the incremental value of the warrants in accordance with Statement No. 123(R)). The net loss for the nine months ended September 30, 2005 includes $936,049 of non-cash amortization of debt discount and debt offering costs. Applying the then-applicable accounting standard (APB No. 25), $91,994 of stock-based compensation expense was recorded for the nine months ended September 30, 2005.

The following table sets forth unaudited selected financial data:

	For the Nine Months Ended September 30,
	2005		2006
Revenues	$3,466,283	100.0%	$5,209,603	100.0%
Cost of revenues	1,345,237	38.8	1,823,350	35.0
Sales and marketing	1,304,216	37.6	1,674,069	32.1
Product development and operations	2,014,584	58.1	2,152,310	41.3
General and administrative	1,151,244	33.2	1,926,072	37.0
Sales and use tax assessment	—	0.0	400,000	7.7
Depreciation and amortization	1,117,097	32.2	1,271,101	24.4
Impairment of goodwill	—	0.0	328,317	6.3
Stock-based compensation	91,994	2.7	664,992	12.8
Loss from operations	(3,558,089)	(102.6)	(5,030,608)	(96.6)
Interest expense and amortization of debt discount and offering costs, net	(1,013,115)	(29.3)	(429,487)	(8.2)
Net loss	$(4,571,204)	(131.9)%	$(5,460,095)	(96.8)
Dividends to preferred stockholders	—	0.0	(2,887,875)	(55.4)
Net loss to common stockholders	$(4,571,204)	(131.9)%	$(8,347,970)	(160.2)%

Net Revenues

	For the Nine Months Ended September 30,
	2005		2006
Certification related revenues	$505,637	14.6%	$2,497,400	47.9%
Learning portal revenues	2,580,534	74.4	2,145,384	41.2
Online development and other revenues	380,112	11.0	566,817	10.9
Total net revenues	$3,466,283	100.0%	$5,209,603	100.0%

Certification related revenues increased to $2,497,400 for the nine months ended September 30, 2006, compared to $505,637 for the same period in 2005. The increase is primarily due to $1,964,000 of Prosoft revenues in the 2006 period following its acquisition by VCampus on June 12, 2006

Learning portal revenues decreased 16.9.0% to $2,145,384 for the nine months ended September 30, 2006, compared to $2,580,534 for the same period in 2005.  The decrease is primarily due to a reduction in online tuition revenues from our corporate clients ($432,000) mainly as a result of reduced course usage by one of our largest corporate clients.

Online development and other revenues increased 49.1% to $566,817 for the nine months ended September 30, 2006, compared to $380,112 for the 2005 period.  The increase is primarily due two large courseware orders from two Select Partners and increased professional services revenues under our renewed contract with the Department of Veterans’ Affairs.

Cost of Revenues

Cost of revenues increased 35.5% to $1,823,350 for the nine months ended September 30, 2006 as compared to $1,345,237 for the 2005 period. The increase is primarily due a $699,000 increase in cost of certification related revenues as a result of the June 2006 Prosoft acquisition and $137,000 increase in cost of development revenues as a result of the increased development revenues, partially offset by a $358,000 decrease in cost of learning portal revenues primarily due to lower royalty costs as a result of (i) the decrease in corporate online tuition revenues (ii) lower royalties per course incurred to one of our largest content partners as a result of more favorable terms under a renewed agreement with them.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased 28.4% to $1,674,069 for the nine months ended September 30, 2006 as compared to $1,304,216 for the 2006 period. Sales and marketing expenses for 2006 include $734,000 of Prosoft-related expenses for which there was no corresponding expense in our 2005 results of operations. The change in sales and marketing costs related to Prosoft was partially offset by a reduction in headcount and related costs and a decrease in out-of-pocket costs in sales and marketing in 2006 as we continued integrating our sales and marketing activities as a result our combination with Prosoft.

Product Development and Operations. Product development and operations expenses increased 6.8% to $2,152,310 for the nine months ended September 30, 2006 as compared to $2,014,584 for the 2005 period. Product development and operations expenses for 2006 include $181,000 of Prosoft-related expenses for which there was no corresponding expense in our 2005 results of operations. The change in product development and operations related to Prosoft was partially offset by a reduction in headcount and related expense in the 2006 period.

General and Administrative. General and administrative expenses increased 67.3% to $1,926,072 in the third quarter of 2006 as compared to $1,151,244 for the 2005 period.  The increase is primarily due to headcount related expenses, out-of-pocket costs and $410,000 of Prosoft-related G&A expenses, none of which are included in our 2005 results of operations.

Sales and Use Tax Assessment.  Sales and use tax assessment consists of a $400,000 charge based on of our estimate for sales and use taxes and related penalties and interest for the period from August 1998 through March 2006. In April 2006, we received notice that the Virginia Department of Taxation had denied our request for correction of the retail sales and use tax assessment issued to us as a result of an audit for the period from August 1998 through October 2001.  The total assessment is approximately $104,000 for the audit period.  In addition, based on this ruling and the Department’s interpretation of local law, we have estimated the liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006 to be approximately $296,000, including penalties and interest. In May 2006, we submitted an application for Offer in Compromise to the Virginia Department of Taxation requesting partial relief from amounts assessed and post-audit sales and use tax liability as well as a payment plan for the remaining liabilities. In August 2006, the Virginia Department of Taxation accepted our offer in compromise, thus reducing the amount of the liability to $252,477, payable in 36 monthly installments of $7,013, subject, however, to the Department’s post-audit verification of our calculation of additional sales and use tax from October 2001 to March 2006. The department’s verification proceedings are currently under way and, pending the final resolution of the amount due, we have not made any adjustments to the previously recorded liability of $400,000.

Depreciation and Amortization.  Depreciation and amortization increased 13.8% to $1,271,101 for the nine months ended September 30, 2006 as compared to $1,117,097 for the 2005 period. The increase is primarily due to $155,400 of expense related to the amortization of Prosoft intangibles, which did not exist in the prior period. Depreciation and amortization expense for the three months ended September 30, 2006 and 2005 includes impairment charges of $268,526 and $105,470, respectively — see Note D to our financial statements included in this report - Significant Accounting Policies — Impairment of Long-Lived Assets.  These increases were partially offset by decreases in fixed asset and capitalized software and courseware depreciation and amortization expense.  Since March 2004, we have not been capitalizing software development costs due to their nature, and since October 2005 we have also been capitalizing reduced amounts in courseware development costs compared to prior periods as a result of new contracts with Select Partners which provide us with reimbursement for such costs.

Impairment of goodwill. Impairment of goodwill was $328,317 for the three months ended September 30, 2006 and $0 for the three months ended September 30, 2005. The write-off was as a result of an impairment analysis we conducted in connection with the review of our quarterly financial statements.

Stock-based Compensation.  Stock-based compensation expense was $664,992 and $91,994 for the nine months ended September 30, 2006 and 2005, respectively.  The increase is a result of the adoption of SFAS 123(R) effective January 1, 2006, using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all (a) share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  Accordingly, for the nine months ended September 30, 2006, stock compensation is accounted for under FAS 123(R), which requires recording expense equal to the fair value of all awards.  For the nine months ended September 30, 2005, stock-based compensation is accounted for under APB 25, “Accounting for Stock Issued to Employees” and only includes expense associated with the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Interest Expense.  Interest expense for the nine months ended September 30, 2006 decreased 57.6% to $429,487 compared to $1,013,115 for the nine months ended September 30, 2005.  Interest expense primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 (as reduced to $1,088,531 following mandatory and voluntary conversions and repayments through September 30, 2006) of convertible promissory notes issued in March 2004. The decrease in interest expense between the two periods is primarily attributable to $360,000 in write-offs in 2005 of debt discount and deferred debt offering costs related to the 2004 private placement following voluntary conversions of $684,000 in principal under those notes. The decrease is also due to a reduction in interest expense related to our 2004 private placements, as principal under those notes is being paid down as per their amortization schedule. The decreases in interest expense were partially offset by third quarter 2006 interest expense related to our August and September 2006 bridge financing and private placement, respectively.  We expect interest expense to increase as we amortize debt discount and deferred debt offering costs and accrue interest payable related to our September 2006 private placement.

Liquidity and Capital Resources

As of September 30, 2006, we had $2,362,893 in cash and cash equivalents, a decrease of $125,266 from December 31, 2005, attributable primarily to our consolidated net loss for the nine months ended September 30, 2006 and the net cash outlay of $1.5 million to acquire Prosoft, partially offset by the net proceeds from the $2.3 million equity and $3.0 million debt private placements completed in March 2006 and September 2006, respectively, and a large customer prepayment in May 2006. Net cash utilized in operating activities was $2,699,095 for the nine months ended September 30, 2006. Net cash utilized in operating activities for the same period in 2005 was $1,140,085. The increase in cash utilized in operating activities is primarily due to the increase in our net loss in the 2006 period as compared to the 2005 period.

Net cash utilized in investing activities was $1,605,846 for the nine months ended September 30, 2006 compared to $594,338 for the nine months ended September 30, 2005. The use of cash for investing activities in the 2006 period is primarily attributable to the acquisition of Prosoft, and to a lesser extent in both periods, to courseware development costs that were capitalized and the purchase of computer equipment.  The decrease in cash utilized in capitalized software and courseware development costs in the 2006 period compared to the 2005 period is primarily as a result of some of our Select Partners paying us to develop courses.

Net cash provided by financing activities was $4,198,544 for the nine months ended September 30, 2006 compared to $789,106 for the nine months ended September 30, 2005.  In March 2006, we completed a private placement of Series B-1 convertible Preferred Stock.  Under the terms of this financing, we raised $2,300,000 in gross proceeds through the issuance of 2,300 shares of Series B-1 convertible Preferred Stock at a purchase price of $1,000 per share to two accredited investors.  Under the terms of this financing, we also issued ten-year warrants to purchase 1,000,000 shares of common stock to the same accredited investors at an exercise price per share equal to the then applicable conversion price of the Series B-1 Preferred Stock.  The warrants were first exercisable commencing four years from their issuance date.  Initially, the shares of Series B-1 Preferred Stock were convertible, at the option of their holders, into common stock based on a formula that would yield a discount of between 10% and 37.5% to the last closing bid price of the common stock prior to the date of conversion, subject to a price floor of $1.64 per share, beginning three years from their date of issuance,  The shares of Series B-1 Preferred Stock are entitled to receive cash dividends paid quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6.48% of the net sales proceeds from two Prosoft courses.  Each share of Series B-1 Preferred Stock has a liquidation preference equal to 150% of the purchase price paid for the share.

In September 2006, we completed a $3.0 million private placement of a convertible note and warrants. The note bears interest at 10% per annum and matures 30 months from the date of issuance.  We must begin making monthly installment payments of interest and principal beginning ten months from the date of issuance.  The indebtedness represented by the note is secured by a blanket lien on substantially all of our assets and our subsidiary Prosoft Learning Corporation.  The new indebtedness is senior to all of our existing indebtedness except for our remaining senior indebtedness of approximately $1.0 million owed to SIAR Capital and the other holders of notes issued in our March 2004 financing.  The indebtedness due under the note can be accelerated upon a change of control or following an event of default, which includes customary events such as nonpayment of interest, failure to satisfy SEC registration obligations and breach of restrictive covenants.  We may prepay or redeem the Note at any time upon repayment of 120% of the outstanding principal and accrued interest. The $3.0 million Senior Secured Convertible Note is convertible, at the election of the investor, into shares of our common stock at $0.30 per share.  The Note was issued at 94% of par, resulting in gross proceeds to us (before deduction of placement agent fees and other transaction-related expenses) of $2.82 million.   As an additional inducement to the investor, we also issued a five-year warrant to the investor to purchase up to 2,500,000 shares of common stock at $0.30 per share.  We agreed to file a registration statement with the SEC to cover the resale of the shares of common stock issuable upon conversion of the note and exercise of the warrants issued in the financing.  We paid the placement agent for the financing a fee of 7% of the gross cash proceeds we received in the financing, together with a warrant to purchase 940,000 shares of common stock at $0.30 per share.  Pursuant to antidilution protection provisions applicable to the investors in our Series A-1 preferred stock financing closed in December 2005, the conversion price for the Series A-1 preferred stock and the exercise price of the related warrants issued in connection therewith automatically adjusted to $0.30 per share upon completion of the September 2006 Financing.  The securities issued in the September 2006 financing likewise have antidilution protection that would cause the conversion price or exercise price of such securities to automatically adjust to any lower price applicable to a future financing of ours.

We have incurred significant losses since inception and had an accumulated deficit of $110.8 million as of September 30, 2006. We expect negative cash flow from operations to continue until the revenue streams mature. Our plans to address these conditions are to increase sales of current and future products, including those from Prosoft. We have also instituted cost cutting measures and operate under an approved budget which is closely monitored.  If additional capital is not obtained and revenues do not increase significantly in the near future, we would have to institute significant cost cutting measures in order to sustain the business and such cost cutting could impair our ability to continue as a going concern.  Management is committed to continuing to reduce expenses to the extent possible while still allowing for sufficient resources to meet projected sales levels.   If cash flows of the combined companies do not meet management expectations, then our operations would be materially adversely affected and the company may be unable to continue as a going concern. We continue to believe we have available cash on hand necessary to meet our cash needs throughout 2006.

We have an obligation to repay principal and interest under our March 2004 convertible notes that began in July 2005.  The total outstanding principal remaining under these convertible notes as of September 30, 2006 amounted to $1,088,531.  Cash payments for principal under these notes are approximately $99,000 per quarter through the maturity date in April 2009, unless such notes are sooner converted to common stock or restructured.  Initial cash payments for interest under these notes were approximately $36,000 per quarter beginning July 1, 2005 and have gradually been decreasing as the principal is paid down (i.e. $23,750 for the most recent installment).  In February 2006, holders of a majority of these notes notified us that they believe an event of default exists under the notes based on our failure to acknowledge their alleged right to have the conversion price on their notes reduced from $1.63 per share to $0.50 per share, which is the lowest potential reset conversion price for the Series A-1 Preferred Stock we issued to other investors in the December 2005 financing.  We believe the note holders’ allegations are without merit.  The note holders could also claim we are in default based on our granting of a subordinate lien on our assets in favor of the September 2006 note investors.  If we are unable to resolve these issues and in the event the note holders were successful in pursuing their claims, they would thereafter be entitled to formally declare a default and immediately accelerate the entire amount of the indebtedness and pursue their rights as the senior secured creditor with respect to our assets. In the event of default, the interest rate on the notes would automatically be adjusted from 8% to 13% per year.

We are obligated to pay a quarterly cash dividend at an annual rate of 10% on the Series A-1 Preferred Stock so long as it is outstanding.  Based on the 2,299 shares of Series A-1 Preferred Stock that remain outstanding through the date of this report, we are obligated to pay $230,000 per year in cash dividends to our Series A-1 Preferred Stockholders. We are also obligated to pay the Series A-1 preferred stockholders approximately $23,000 per month as liquidated damages for each month that it takes us to re-establish the effectiveness of a registration statement covering the resale of their shares. We temporarily suspended their registration in July 2006 and we plan to file a new registration statement in the next few days which will remedy the deficiency and terminate the payment obligation upon the effectiveness of the new registration.

We are obligated to pay cash dividends to our Series B-1 Preferred Stockholders so long as the Series B-1 Preferred Stock is outstanding.  Cash dividends are due quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6.48% of the net sales proceeds from two Prosoft courses. Series B-1 Preferred Stockholders have agreed to accept their cash dividends in the form of additional shares of Series B-1 Preferred Stock for the period beginning April 1, 2006 and ending June 30, 2007. In exchange for the right to pay the Series B-1 dividends in stock for the periods above, in October 2006, we agreed to modify the conversion price applicable to the shares of Series B-1 Preferred Stock and the exercise price applicable to the related warrants.  We also agreed to issue to the Series B-1 investors additional warrants to purchase a total of 450,000 shares of common stock at an exercise price equal to the conversion price applicable to the Series B-1 Preferred Stock.  The modified conversion price for the Series B-1 Preferred Stock is the sum of $0.37 per share plus

2% of the amount, if any, by which the closing sale price of the common stock on the date of conversion exceeds $0.37.  As part of the repricing transaction, the shares of Series B-1 Preferred Stock and the related warrants can hereafter be immediately exercised or converted into common stock at any time in the discretion of the holder.  As of September 30, 2006 and the date hereof, there is approximately $2.5 million of Series B-1 Preferred Stock outstanding.

We are obligated to pay up to approximately $400,000 in back sales and use tax to the Virginia Department of Taxation pursuant to an audit and the Department’s interpretation of local law regarding third-party royalties we pay to our content providers for courses we deliver online. In May 2006, we submitted an application for an Offer in Compromise to the Virginia Department of Taxation requesting partial relief from amounts assessed and post-audit sales and use tax liability as well as a payment plan for the remaining liabilities. In August 2006, the Virginia Department of Taxation accepted our offer in compromise, thus reducing the amount of the liability to $252,477, payable in 36 monthly installments of $7,013, subject however, to the Department’s post-audit verification of our calculation of additional sales and use tax from October 2001 to March 2006. The department’s verification proceedings are currently under way.

If we are not able to address our funding needs and repayment obligations or if we are not successful in defending against or settling the claims of default under our outstanding notes, we will be materially adversely affected. Our future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for our products and services, including our CIW and CTP certifications and our Select Partner business model, capital requirements associated with acquisitions, market demands for technology upgrades, possible restructuring or early repayment of our indebtedness, the types of arrangements that we may enter into with customers and agents, and the extent to which the we invest in the conversion of our CIW and CTP certification courseware to an online format, Select Partner courseware development, new technology and research and development projects.  While we believe we have the ability to raise additional capital, our ability to raise capital in the near term is uncertain. VCampus believes it has available capital on hand in amounts necessary to meet its cash needs in 2006.  However, additional capital, if needed and available, may not have terms favorable to us or our current stockholders. Management is committed to maintaining operations at current levels to the extent to which capital is available to do so in order to meet projected sales levels.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates is currently very minimal and relates primarily to any investments we may hold at various times. When investing, our purchases consist of highly liquid investments with maturities at the date of purchase generally no greater than 90 days and rarely ever more than twelve months, thus, due to the short-term nature of such investments and our usual intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on our results of operations.  In addition, essentially all of our debt obligations are at fixed interest rates. Given the fixed rate nature of the debt, the impact of interest rate changes also would not have a material impact on our results of operations.   As a result of the Prosoft acquisition, we are currently exposed to currency translation risks.  While this risk was immaterial in the second quarter of 2006 due to the late date of the acquisition (June 12, 2006), we are currently exposed to a moderate level of currency translation risk. For the three months ended September 30, 2006, approximately 15% of our revenues were denominated in Euros exposing us to translation risks for this currency.  An insignificant amount of revenue is currently denominated in pounds sterling and renmenbi, but this may become material in the future. We maintain no derivatives or other contracts to hedge or mitigate this risk.

Item 4.  Controls and Procedures.

(a) Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide assurance that information to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of  our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation of our disclosure controls and procedures as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b) No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the SEC’s deferral of the deadline for foreign and non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we are required to submit a management assessment report with our annual report on Form 10-K for fiscal year 2007 and an auditor’s report attesting to these internal controls with our annual report on Form 10-K for fiscal year 2008

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Sales and Use Tax Assessment

On April 18, 2006, we received notice that the Virginia Department of Taxation has denied our request for correction of the retail sales and use tax assessment issued to us as a result of an audit for the period August 1998 through October 2001.  As disclosed in our prior SEC filings, in 2002, the Virginia Department of Taxation completed an audit of our sales and use tax payments from August 1998 through October 2001.  The total assessment from the Virginia Department of Taxation is approximately $104,000 for the audit period.  In addition, based on this ruling and the Department’s interpretation of local law, we have estimated our liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006 to be approximately $296,000, including penalties and interest   As a result, we have recorded a charge of $400,000 included on the first quarter 2006 consolidated statements of operations.  In May 2006, we submitted an application for an Offer in Compromise to the Virginia Department of Taxation requesting partial relief from amounts assessed and post-audit sales and use tax liability as well as a payment plan for the remaining liabilities. In August 2006, the Virginia Department of Taxation accepted our offer in compromise, thus reducing the amount of the liability to $252,477, payable in 36 monthly installments of $7,013, subject, however, to the Department’s post-audit verification of our calculation of additional sales and use tax from October 2001 to March 2006. The department’s verification proceedings are currently under way.

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

Item 1A.  Risk Factors.

There were no material changes from the risk factors as previously disclosed in our prior SEC filings.

Item 2.  Unregistered Sales of Equity Securities

(a)  From July 1, 2006 to September 30, 2006, we issued the following unregistered securities (to the extent not previously reported on Form 8-K):

24.375 shares of Series A-1 Preferred Stock on August 15, 2006 to the Series A-1 investors as payment of dividends on their shares of Series A-1 Preferred Stock for the second quarter of 2006.

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

Item 6.  Exhibits

(a) Exhibit No.	Description
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, as currently in effect and as filed in Delaware on September 13, 2006
15.0	Letter re unaudited interim financial information
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted
Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

VCAMPUS CORPORATION

By:	/s/ NARASIMHAN P. KANNAN
Narasimhan P. Kannan
Chief Executive Officer

By:	/s/ CHRISTOPHER L. NELSON
Christopher L. Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 13, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, as currently in effect and as filed in Delaware on September 13, 2006
15.0	Letter re unaudited interim financial information
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted
Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002