Form 10-K
period 2006-12-31
VCAMPUS CORP
filed 2007-04-12
CIK 943742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

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

The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the common stock of $0.16 per share on March 22, 2007 on the Nasdaq OTC Bulletin Board was approximately $1,456,060 as of such date (and approximately $2,394,789, based on $0.30 closing price, as of June 30, 2006, the last business day of the registrant’s most recently completed second quarter). Shares of common stock held by each executive officer and director and by each person known by the registrant who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 22, 2007, the registrant had outstanding 10,925,423 shares of common stock.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in VCampus’ other SEC filings, and including, in particular: uncertainties relating to our ability to continue as a going concern; our history of losses and negative operating cash flows; future capital needs and uncertainty of additional funding; limited liquidity for our shares on the OTC Bulletin Board; dependence on significant customers; substantial dependence on courseware and third party courseware providers; substantial dependence on third party technology; risks associated with acquisitions (including the integration of Prosoft), dependence on online distribution; potential internet regulation;  our dependence on key personnel; intense and increasing competition; a developing market; and  rapid technological changes and new products.

PART I

Item 1.                        Business

VCampus Corporation is a provider of comprehensive, outsourced e-Learning services. We develop courseware and manage and host Internet-based learning environments that help professional credentialing and certification organizations, corporations, government agencies and associations unlock the value of their traditional branded course content. Our services cover a broad range of e-Learning programs, from registration, enrollment and course delivery to custom course development, e-commerce and publishing, as well as tracking of students’ progress, reporting of results and production of certificates of completion. VCampus was incorporated in Virginia in July 1984 and reincorporated in Delaware in March 1985.

Through proprietary software, we provide customers with comprehensive services on an outsourced, or hosted, basis. Our goal is to be the leading service provider of integrated e-Learning services by helping customers improve their performance and achieve their goals. We believe that our outsourced hosting approach to web-based e-Learning services provides significant business advantages to our customers, including lower life-cycle costs compared to the cost for customers to provide it for themselves.

Beginning in 2004, we have shifted our emphasis to focus on our Select Partner program business model and away from our former, or Legacy, business model. Under the Select Partner program, we develop online courses for Select Partners that provide professional credentials or certifications or the training for such credentials and certifications that are demanded by the markets served by their members or target audiences. We design and build courses based upon each Select Partner’s existing course materials and/or content, which they have historically delivered or published in a traditional textbook or classroom-based manner, and convert them into interactive, e-Learning courses. Some of our Select Partners advance funds to cover some or all of the development expenses. For others, we develop the courses at our expense. In return, each Select Partner generally enters into an exclusive, long-term contract for VCampus to host and deliver the courses to the Select Partner’s members or target audience. As part of this program, we share the gross revenue generated from these courses with the Select Partner.

We also continue to maintain customers under our Legacy business model. Under this model, we charge customers a relatively low upfront fee to establish a customized virtual campus, or “VCampus,” and then charge customers on either a subscription (set fee per period) or usage (charge for actual courses delivered) basis. We are in the process of leveraging our experience in the certification and certification-related fields, both through our Select Partner model and through our Prosoft subsidiary, to create a strong presence in the certification market. Approximately 19% of our revenue for the year ended December 31, 2005 was derived from the Select Partner model and 81% from our Legacy business model. Approximately 55% of our revenue for the year ended December 31, 2006 was derived from our certification related business (through Select Partner online tuition and sales of Prosoft products) and 45% from our Legacy business model (through learning portal revenues which consist of online hosting and tuition revenues for third parties and development and other revenues which are derived from our delivery of professional services). We anticipate that the percentage of revenue derived from our certification related business model will increase over time as we exploit the synergies with Prosoft and as revenue from Legacy customers stabilizes.

Under the Select Partner model, we target the market for professional and technical credentials, certifications and continuing education supporting those certifications and credentials. Our primary marketing goals are to identify and partner with certification and credentialing organizations with: (1) 10,000 or more members; (2) a growing demand for their subject matter, body of knowledge or certification; (3) successful instructor-led education programs; and (4) minimal online education presence. We offer these organizations the opportunity to grow their revenues by leveraging and scaling their existing instructor-led programs through our outsourced e-Learning offering. Under a typical Select Partner agreement, we enter into an exclusive e-Learning relationship with the partner for three to four years, and we typically share the revenue from online sales equally with the partner in return for our development of the courses from the partner’s content. Historically, there has been no charge to the partner for the course development except for the cost of providing subject matter experts to assist in design, development and review of the online course. However, we have transitioned to a model where we expect our partner to contribute 50% or more to the cost of their courseware development. This new expense-sharing model helps to ensure the partner has a vested interest in the success of the course. VCampus and the partner typically co-own the completed online course. The Select Partners can therefore repurpose their highly-demanded training courses for online delivery to enhance and support their professional development programs. The Select Partners benefit from our expert course development, publishing, hosting, e-commerce, reporting and account support and marketing services. We enable these organizations to add online learning quickly, efficiently and relatively inexpensively. The Select Partner program enables us to reach these targeted markets through courses exclusively available on our platform. As of March 2007, we had 16 Select Partners, through which we have released a total of 33 course titles and three exams and have also converted 27 course titles from another hosting platform to ours. Under this program, we have delivered more than 9,000 courses since completion of the pilot program in the fall of 2003.

Under our Legacy business model, our primary targets are the corporate, government and association member training markets. Since we are phasing out the Legacy model, we no longer devote significant resources to marketing to this market, except with respect to the U.S. government which continues to offer attractive opportunities for, not only hosting, but also as a potential user of our Select Partner courses. We offer a full spectrum of services to federal government agencies through our Legacy business model and packaged as “e-Learning Solutions” to reflect our comprehensive new approach to e-Learning in which our Legacy hosting has now become just one component. In addition, we offer course development, custom configurations, and integration to third party offerings of content and services.

As of March 2007, under the Legacy model we offer more than 3,900 online course titles and have delivered more than 3.2 million courses to more than 1.1 million desktops/users since inception of the program in 1997.

Our Prosoft Subsidiary

In June 2006, in furtherance of our long-standing plan to develop a Select Partnership to target certifications in the Web-Technology and Telecommunications Convergence areas, we acquired Prosoft Learning Corporation. The acquisition is a result of further refinement of our Select Partner model, based on more than three years of experience. Under our revised model, we concluded that, whenever possible, it is far more attractive financially to own and control the certifications rather than share revenues with third parties who own them. This event is very important for VCampus, as now we have become a certifying body in two of the most promising growth areas: (1) the Web, which is becoming increasingly sophisticated as a new medium; and (2) the convergence of voice, video and data over the Web. Through our acquisition of Prosoft, we have added, as a supplement to our portfolio of certifications, the market-leading CIW (Certified Internet Web Professional) certification and the CTP (Convergence Technologies Professional) credential, which Prosoft manages for the Telecommunications Industry Association (TIA). The CIW program is the world’s largest and fastest-growing Internet Technology certification program. As of March 2007, we have issued more than 86,000 CIW certifications to more than 45,000 individuals.

Through Prosoft, we offer content and certifications to enable individuals to develop and validate critical Information and Communications Technology (ICT) workforce skills. We are active in the workforce development arena, working with state and local governments and school districts to provide ICT education solutions for high school and community college students. We have created and distribute a comprehensive library of classroom and e-learning courses. We distribute our content through Prosoft’s ComputerPREP offerings to individuals, schools, colleges, commercial training centers and corporations worldwide. We own the CIW job-role certification program for Internet technologies and the CCNT (Certified in Convergent Network Technologies) certificate program and manage the CTP (Convergence Technologies Professional) vendor-neutral certification for telecommunications.

Market Strengths

We believe our market strengths to be:

•       our complete ownership and control of two major technology certifications with global appeal with endorsements from major corporations;

•       our potential addressable market of millions of students in the 15-25 age group, as well as adult learners in career transitions or those seeking to refresh or validate their current skill set;

•       our course delivery as a service—information utility model that blends online delivery and supports traditional modes such as print and classroom instruction;

•       our full service offering including publishing of high quality online and print materials for self study, as well as to complement classroom instruction;

•       our presence in the U.S. government market;

•       significant revenues from outside of the U.S.;

•       our proven system performance and scalability, having delivered more than 3.2 million courses online;

•       our exceptional customer service and relationships; and

•       our system compliance with a wide variety of industry standards.

We believe that we hold the following key advantages in the e-Learning marketplace:

Diversified business base.   We serve customers from a wide variety of market sectors—including corporations, government agencies, associations, professional credentialing and certification organizations, and individuals. This diversification enables us to provide our customers with the opportunity and ability to participate in and market themselves to multiple communities of learning. The VCampus platform enables our customers to share content, thereby creating cross-sale opportunities from customer to customer. Several of our customers successfully sell their content to other VCampus customers simply by offering their content on the advanced VCampus platform.

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

Extensive experience.   We have operated in the e-Learning space for more than ten years and have delivered more than 3.2 million courses to more than 1.1 million desktops/users. We maintain solid, long-term relationships with established customers and benefit from a highly experienced and knowledgeable management team. Our management team has combined over 60 years of experience in the e-Learning and related technology market.

Expansive library of content aggregated from leading sources.   Our existing content library includes courses from many well known providers, including SkillSoft, ElementK, PureSafety and Coastal Technologies many of which are publicly available. We also distribute some courseware that has been developed by our customers, such as the New York Institute of Finance and other Select Partners, to other VCampus customers. Our wholly-owned library of telecommunications courses is marketed under the Teletutor brand name. Finally, our Select Partner program enables our customers to sell or use recognized brand credentialing and certification courseware appropriate to their market and/or employees or members.

Courseware development experience.   We have significant courseware development experience, built over the past ten years. We have experienced instructional designers and project managers on staff supplemented by courseware development firms. We develop high quality courseware, implementing the latest designs for optimization of adult learning, quickly and cost effectively. The scalability of our courseware development infrastructure enables us to meet the demands of our Select Partners.

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

Comprehensive services.   We offer a completely hosted as well as behind-the firewall system, accessible by virtually any web browser. Our offerings include a leading edge Learning Management System, Course Management System and Courseware Delivery Engine. Our technology and service have been proven and tested through successful implementations for scores of customers, through which thousands of students have experienced VCampus-based e-Learning for up to ten years. Additionally, we continue to introduce new technology to provide additional features for our customers.

Business of Prosoft

Through our integrated Prosoft operations, we are a provider of information and communications technology (“ICT”) curriculum and certifications to secondary, postsecondary, vocational training, and corporate training institutions. Prosoft’s operations have historically been organized into two business segments: (a) Content Development and Distribution, in which Prosoft, through its ComputerPREP division, publishes and/or distributes instructor-led courseware in topics including CompTIA (A+, Network+), Adobe, Cisco, Microsoft Office, Microsoft Technical Certifications, Linux (LPI), Oracle, convergence technology and project management, amongst others; and (b) Certification Development and Management, through which Prosoft owns and manages two proprietary job-role certifications, Certified Internet Web Professional (“CIW”) and Certified in Convergent Network Technologies (“CCNT”), and has developed and manages the Convergence Technology Professional (“CTP”) certification program for the Telecommunications Industry Association (“TIA”). Management operates, evaluates and reports results for both its traditional VCampus operations and its now integrated Prosoft operations as one business segment for financial reporting purposes.

Our curriculum and certifications help individuals develop, upgrade and validate critical ICT skills. We offer more than 1,500 ICT courses and three proprietary certification programs to more than 2,800 active customers in over 60 countries, including the United States, Canada, Germany, Australia, Japan, India and China. Customers include a broad variety of 4-year, community, and technical colleges, commercial learning centers, as well as numerous corporate clients. In late 2003, Prosoft launched an initiative (described in greater detail below) focused on integrating its CIW certification program into the academic curricula for Career and Technical Education (“CTE”) programs in secondary and post-secondary institutions. Prosoft currently has statewide endorsements from 12 states.

Content Development and Distribution

We develop content for and distribute a library of more than 1,500 courses in the ICT and business skills curriculum. Content revenue is derived from the sale of course materials in the form of books, CD-ROMs, self-study kits, assessment products, quick-reference cards, e-Learning, royalties, content licenses and custom content development. We derive the majority of our content revenue from the formerly separate Prosoft business from the sales of books and related materials. Royalties and content licenses represent a minor portion of revenue from the formerly separate Prosoft business and are sold either on a one-time fee or a fee-per-use basis.

Our Prosoft content is focused on education and training for job-role and vendor-specific certifications. Other products we offer assists in developing proficiency in specific computer programs, programming languages or operating systems. As of March 2007, our library consisted of approximately 1,500 unique course titles covering business skills, software and hardware products, programming, and certification programs such as CompTIA (A+, Network+), Adobe, Cisco, Microsoft Office, Microsoft Computer Professional (“MCP”), Linux Professional Institute (“LPI”), Oracle and our proprietary certification programs including CIW, CCNT, and CTP. Many of these titles are produced in multiple learning modalities such as instructor-led training (“ILT”), e-Learning, and often include supplementary practice tests and quick-reference guides. Certain of these products are also combined into a “blended learning” offering that includes ILT, e-Learning and practice tests.

We develop academic-specific ILT textbooks for our proprietary certification programs including CIW, CCNT and CTP. We have pursued a focused initiative to increase revenue from the academic channel. Our education solutions include a classroom-based assessment that allows teachers to deliver quizzes and tests as well as control questions and monitor scores. We provide essential instructor resources such as syllabi, extra labs and other teaching aids that meet the needs of this market.

Content Distribution

Through our ComputerPREP offerings, we have built a distribution network with a wide range of customers, including academic institutions, commercial training centers, corporate clients, and individuals. We provide products to a diverse client list that includes New Horizons, Thomson Learning, CompUSA, IBM, Safeco Insurance, SBC Communications, Toshiba,  AT&T, Avaya, CALPERS, the New York Stock Exchange, and a broad variety of community colleges, technical colleges and high schools. In 2005 and 2006 the learning center channel represented approximately 38% and 32%, respectively, of fiscal year content revenues for the formerly separate Prosoft operations, followed by 36% and 32%, respectively, for the academic channel and 22% and 36%, respectively, for corporate customers and other.

Under our CSG initiative, we have reached agreement with 12 states for the endorsement and implementation of the CIW program in their public education systems. These arrangements position us to provide states, school districts and workforce development agencies with education solutions designed to integrate an industry-standard certification into statewide academic curricula. We believe we are uniquely positioned to meet the needs of this growing market.

Through Prosoft, we also distribute content outside the United States. Although the majority of our content revenues are from the United States and Canada (approximately 89% in 2006), the Europe, Middle East and Africa (“EMEA”) market accounts for approximately 10% in 2006. We maintain a direct sales and operations presence in the EMEA region through Prosoft’s wholly-owned subsidiary, based in Limerick, Ireland.

Content Development

We have built a sizable library of proprietary content primarily through our internal development process. Our content development team is responsible for new product development and regular updates of existing titles in its library. The team is comprised of instructional designers, project managers, editors, publishers, and subject matter experts.

We develop our proprietary content using our Proprietary Content Architecture (“PCA”). This modular architecture allows us to create comprehensive products for instructors and students in both the learning center and academic channels from a single set of underlying content. We have developed and own content for all of our major Prosoft product lines including CIW, CTP and CCNT.

Certification Development, Ownership and Management

We own and manage two proprietary job-role certifications, CIW and CCNT, and have developed and manage the CTP certification program for the TIA. We develop certification exams and provide candidates with access to these exams through commercial testing sites in the Prometric and VUE networks, each of which has testing affiliates in over 100 countries. These are the same testing services used by other leading certification providers such as Novell, Microsoft and Cisco. As the owner and manager of the certification programs, we also create official preparatory courseware and maintains an authorized channel of official training centers.

We develop certification exams that validate a level of knowledge related to a set of skills or topics. The CIW program focuses on certification for job roles such as Site Designer, Web Developer and Security Professional. The CCNT program targets basic data communications, basic telecommunications and telephony, while the CTP program focuses on data networking, telephone networking and convergence technologies. The exams are published electronically through the testing provider network and cost the candidate between $25 and $125 in the United States. Entry-level certifications generally require a single exam, while professional-level certifications typically require between three and seven exams. Our certification programs have received the support and endorsement of non-profit, widely recognized organizations that have important visibility and credibility among policy makers, academic institutions and industry leaders.

We also offer certification management services to organizations and associations that wish to develop and promote their own ICT certifications. Through our successful creation and development of the CIW and CCNT certification programs, we have proven our ability to create certifications, develop supporting content to provide education in support of those certifications, establish and develop proprietary distribution channels, implement testing delivery networks, build and implement certified faculty and instructor programs, and drive content demand through certification success. As a result of these successes, we were chosen by the TIA to develop, manage and serve as the official content provider for the CTP certification program, which launched in July 2002.

We also manage an authorized channel of more than 700 Authorized Training Providers (“ATPs”) and Authorized Academic Partners (“AAPs”) for CIW and CTP worldwide. Commercial channel partners generally pay a small membership fee for the rights to sell and teach Official Curriculum while academic channel partners usually agree to place a minimum courseware order when joining the authorized channel program.

CIW

We own both the CIW certification and the Official CIW Curriculum. With over 86,000 certifications earned through March 2007, the CIW program has become one of the largest and most recognized programs among the more than 300 existing ICT certifications. The CIW certification covers job roles in network administration, security, application development, programming, Web design and e-commerce. Candidates from more than 100 countries have earned a CIW certification.

We seek to expand the footprint of CIW by promoting vendor-neutral job-role standards in workforce development and academic communities. In the United States, CIW has received support and endorsement from the National Workforce Center for Emerging Technology, along with 12 statewide educational agencies. Internationally, CIW has also received recognition or endorsement from numerous educational agencies, governmental and quasi-governmental organizations.

CCNT

In December 2000, Prosoft acquired Mastery Point Learning Systems. Mastery Point developed the CCNT certification program under the direction of the TIA to serve the needs of telephone companies and network service providers. CCNT is a vendor-neutral credential program for the convergence technology industry that validates an individual’s knowledge of basic data communications, basic telecommunications and telephony. Convergence technology is the merging of voice, video and data on a single network, integrating telecommunications and computer technologies. This six-test low-stakes program is supported by both classroom and Web-based e-learning courses. Our CCNT exams and curriculum are sponsored and endorsed by the TIA.

CTP

Prosoft began working with the TIA in 2001 to fulfill its members’ need for a convergence certification for the customer-premise equipment side of the telecommunications industry. The CTP Certification Advisory Council was formed in January 2002 with representatives from Cisco, Avaya, IBM, Siemens, Nortel, Mitel and First Communications to provide assistance in creating the CTP certification exam. Prosoft created Official CTP courseware and a CTP authorized training channel. We share testing revenue from this program with the TIA. To date, CTP has been endorsed by Vertical, Cisco, Avaya, Nortel, Mitel, Inter-Tel, Iwatsu, NEC America and Toshiba as a prerequisite to those entities’ IP telephony certifications, product certifications, or dealer network certifications.

Company Strategy

Our goal is to be the leading provider of courses for professional development and for valuable credentials through optimal blending of e-Learning to complement the traditional modes of print and classroom-based instruction worldwide. Our long term growth plans are primarily based on selling CIW and CTP certifications worldwide to institutional clients; assisting our leading Select Partners in deploying their online courses to prepare for credentials worldwide using our e-Learning technology platform; and serving large enterprises such as the US government in meeting the growing needs for online professional development requirements using our CIW course content.

To implement our strategy, we plan to do the following:

Acquire and/or Create Partnerships with Leading Credentialing Organizations

The Select Partner program is our core focus for expanding our business. Under this strategy, we seek to partner with organizations that provide highly-sought credentialing or certification services to large addressable markets. Our target partners currently provide most, if not all, of their educational programs through instructor-led programs, thus leaving an under-addressed market opportunity for end users who seek the credentialing or certification through an online course. By developing online courses under our Select Partner program, we are able to address this market opportunity jointly with these partners.

In the past four years, we formed new relationships with 16 Select Partners, the majority of which offer credentials or training for learners interested in obtaining credentials. Select Partner relationships formed in 2003 and 2004 include:

•       the Association for Financial Professionals,

•       PCI Global, Inc.,

•       the National Council of State Boards of Nursing,

•       the National Contract Management Association,

•       the American College of Forensic Examiners International,

•       the New York Institute of Finance and

•       Kiplinger Washington Editors, Inc.

During 2005, 2006 and the first quarter of 2007, we formed new relationships with the following six Select Partners:

•       Regulatory Affairs Professionals Society,

•       Sourcefire, Inc.,

•       the CFA Institute,

•       the Emergency Nurses Association and

•       the Institute of Management Accountants and the Information Systems Audit and Control Association.

During 2006, we acquired Prosoft, which positions us to substantially further our efforts in this area. We plan to pursue acquisitions of similar leading certifying organizations in information technology and security that would enable us to better control and exploit the full market potential over the life cycle of a certification and the opportunity to cross-sell content.

Develop High Quality Courseware Quickly for Select Partners

Addressing the market opportunity swiftly is essential to a successful Select Partner strategy. With more than a decade experience in the budding e-Learning industry, we have developed the capabilities and expertise to fulfill the course development needs of our current and new partners quickly, while delivering superior quality. As such, we are able to work with our Select Partners to transform their traditional, instructor-led content into high-quality online courses while the market opportunity is still ripe. We use both in-house and off-shore resources to minimize costs of development.

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

In 2005 we released a substantially upgraded version of our CMS and Testing software to accommodate the needs our growing user base. Our continuous improvement method of technology R&D has also improved the scalability of our systems to manage over a million students taking courses on our system.

Courseware

Existing Courseware Library

We currently offer more than 3,000 courses real-time on our e-Learning system, the majority of which are publicly-available courses. Our courseware strategy involves the provision of the following three components: (1) strategically-developed courses from VCampus based on Select Partner content; (2) COTS, or commercial off-the-shelf, courses from a variety of leading third-party course vendors; and (3) custom courseware development for the proprietary training needs of our customers.

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

Custom Library

Our existing custom courseware library consists of online courses built by our legacy corporate, government agency, and association customers for their own proprietary use. Approximately 80% of these legacy customers have such custom courses ranging from a few courses to 50 or more per customer. We believe these courses increase customer retention and provide more long-term revenue potential than commercial off-the-shelf courses, which have become commoditized.

Customers

Our primary target markets for our Select Partner program are professional credentialing and certification organizations, corporations, government agencies, and associations.

Through our integrated Prosoft operation, we serve four major customer groups:  commercial learning centers, academic institutions, corporate clients and individuals.

Commercial Learning Centers.   The commercial learning center channel is comprised of entities that provide short-format courses in a commercial setting to individuals and corporations. Course length in this channel ranges from one day to two weeks. The primary end-user customer of our channel partners is a corporation seeking specialized training on technical topics. This channel is highly fragmented, with the largest companies responsible for a small percentage of the total market. Large chains in this channel are New Horizons, Learning Tree, and CompUSA.

Academic Institutions.   The academic channel is comprised of high schools, community colleges, technical and vocational schools and other diploma or degree-granting institutions. Course length in this channel is tied to academic semesters or quarters. This channel also provides “continuing education” in a format that competes directly with commercial learning centers. The academic channel is highly fragmented.

Corporations.   Internal training departments and corporate universities represent the majority of customers in this channel. These customers typically purchase the same products as commercial learning centers.

Individuals.   A small amount of content revenue is generated from sales directly to individuals. These sales generally occur through our ComputerPREP.com website. In addition, virtually all certification exams are sold directly to individuals. Individuals register and pay for exams through an authorized Prometric or VUE testing center. Individuals are not required to complete training courses or buy content prior to taking an examination.

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

In the Legacy business, our sales and marketing efforts are limited and focused. Our primary target markets are the corporate, government and association member training markets. Since we are phasing out of and ultimately exiting the Legacy model, we no longer devote significant resources to marketing to this market broadly. Instead, we focus our sales efforts on expanding revenue from our current Legacy customers.

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

We sell and market our certification exams, content and integrated courses to students primarily through a channel of academic institutions and commercial learning centers. As of March 1, 2007, we had 14 people directly involved in sales, marketing and customer support in the United States, Asia, and Europe. Our customer service organization in Phoenix accepts, enters and reviews domestic and EMEA courseware orders. Because many of our customers need to make last-minute adjustments or wait to order courseware until a few days before a class starts, our quick-response capability is a competitive advantage. In November 2004, Prosoft signed two distribution agreements with Thomson Course Technology

(“Thomson”). Under the terms of the first agreement, Thomson will distribute the CIW Official Curriculum to academic institutions. This relationship, rolled out to the Thomson sales force in January 2005, gives us the opportunity to leverage Thomson’s sales force in its marketing to the academic channel. Under the terms of the second agreement, ComputerPREP is able to distribute up to 600 Thomson courseware titles, thereby significantly expanding our courseware offerings.

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

A number of companies, including SkillSoft, SumTotal Systems, Saba and Pearson, compete in this market, as well as many others. In addition to traditional classroom and distance learning providers, other institutions such as Apollo Group (through University of Phoenix Online) offer their own accredited courses online. We face competition from many other companies offering training and certification services and products, including the internal training departments of corporations and publishing units of large corporations. We compete in general ICT skills courseware with ElementK, Thomson Learning and Pearson LLC, each of which has one or more subsidiaries that sells courseware. The trade association CompTIA offers i-Net+, a certification that competes directly with our CIW Associate certification. Trade associations such as the World Organization of Webmasters have released certification exams that compete with aspects of our certification programs. Individuals can and often do earn multiple certifications, and our certifications focus on job skills rather than product-specific curricula offered by Microsoft, Cisco and other large vendors. However, these vendors have more resources to attract candidates to their programs than we do. Many education providers use some of our methods, including e-mail, bulletin boards, threaded discussion and electronic conferencing, as well as other delivery methods such as satellite communications and audio and videotapes.

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

Trademarks and Proprietary Rights

We regard our copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and we rely upon federal statutory as well as common law copyright and trademark law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We own registered trademarks in the United States for:  VCampus Your e-Learning Partner, VSurvey, Pointpage, Content Matters, V (& design), VCampus (& design), www.vcampus.com, Select Partner and Govlearn. We have filed intent-to-use applications for the following: VCMP, Unlock the Value of Your Branded Content, VCampus Test Portal and VCampus Professional Certification & Development Center. We have licensed the right to use the web address www.vcmp.com. We also own numerous registered trademarks for many of the products, logos and taglines acquired by us from Prosoft.

Employees

As of March 1, 2007, we had 57 employees, consisting of 15 full-time and one part-time employee in general business operations, 18 full-time employees in sales and marketing, 14 full-time employees in product development, and six full-time and three part-time employees in finance and administration. None of our employees is represented by a union and there have been no work stoppages. We believe that our employee relations are good.

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

Doubts about our ability to continue as a going concern.   In connection with our 2006 financial statements our independent registered public accounting firm issued an unqualified opinion containing an explanatory paragraph that states that we have suffered recurring losses and negative cash flows, which raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. The fact that this opinion has been issued could have material adverse effects on our business, results of operations and cash flows, by causing parties we deal with to question our financial ability to perform our obligations. For example, one or more of our content providers and/or suppliers could decide not to sell to us or could impose restrictive transaction terms. Financial uncertainty also could negatively affect our relationships with customers, employees and others.

We have incurred losses and anticipate future losses, which could have an adverse impact on the trading price of our common stock.   We have incurred significant losses since our inception in 1984, including net losses attributable to common stockholders of $6.6 million, $5.9 million and $12.8 million for the years ended December 31, 2004, 2005 and 2006, respectively.  As of December 31, 2006, we had an accumulated deficit of $115.7 million, stockholders’ deficit of $0.7 million and a working capital deficit of $1.5 million. We expect losses from operations to continue until our Select Partner business model matures and until we complete our integration of Prosoft. For these and other reasons, we cannot assure you that we will ever operate profitably, which could have an adverse impact on the trading price of the shares held by our stockholders.

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

Failure to raise additional capital, as and when needed, could prevent us from executing our business strategy.   Because we are not currently able to generate sufficient cash for ongoing operations, we will need to raise additional funds in the near term through public or private sale of our equity or debt securities or from other sources for the following purposes:

•       to execute on our Select Partner business model;

•       to fund our operating expenses, including the continued integration of Prosoft; and

We cannot assure you that additional funds will be available if and when we need them, or that if funds are available, they will be on terms favorable to us and our stockholders. If we are unable to obtain sufficient funds or if adequate funds are not available on terms acceptable to us, we may be unable to repay our debt obligations or meet our business objectives. A lack of sufficient funds could also prevent us from taking advantage of important opportunities or being able to respond to competitive conditions. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Our need to raise additional funds could also directly and adversely affect stockholder investment in our common stock in another way. When a company raises funds by issuing shares of stock, particularly at a discount to the market price, the percentage ownership of the existing stockholders of that company is reduced, or diluted. If we raise funds in the future by issuing additional shares of stock (as we have in the past), stockholders may experience significant dilution in the value of their shares. Additionally, certain types of equity securities that we have issued in the past, including our currently outstanding convertible debt and our Series A-1 and B-1 Preferred Stock, and may issue in the future could have rights, preferences or privileges senior to the rights of the holders of our common stock.

We completed a $3.0 million convertible debt financing in September 2006. We must begin repaying this new debt obligation in August 2007. We may in the future fund the Company with additional debt obligations which typically require payment of principal and interest in cash, therefore, reducing the cash we would have available to meet operating requirements. We began making quarterly principal and interest payments in cash on our outstanding convertible debt from our March 2004 financing in July 2005. Cash payments for principal under these notes are $99,000 per quarter through the maturity date in April 2009. Initial cash payments for interest under these notes were approximately $36,000 per quarter beginning July 2005 and have been gradually reduced as the principal is paid down. Additionally, debt obligations may make additional financing offerings more difficult to enter into which may result in less favorable financing terms for us.

We have limited cash resources and willl need to raise additional funds.   We are operating with limited cash resources. Our cash resources would not be sufficient to repay the principal of our existing long-term debt if it should be accelerated. Additionally, a moderate change to our revenue-generating capability or expense structure could result in increased operating losses. Increased or continued operating losses would erode our liquidity by further reducing cash resources and would result in the need to raise additional funds even sooner than we anticipate. In addition, a portion of our cash resources are held in bank accounts in foreign countries, which accounts may be subject to local currency controls and restrictions on withdrawal. Repatriation of these funds to the United States could result in delays or expense.

Over the next approximately three years both the SIAR Capital Notes and the September 2006 Notes will mature and all outstanding principal and capitalized interest thereupon will become due and payable. Although these securities are convertible into common stock at any time the conversion price is significantly higher than our current market price as of the date of this report. Should they not be converted into common stock by their holders prior to their maturity dates, we might need to seek capital to refinance these debt instruments. The holders of the SIAR Capital Notes could claim that we are in default based on our granting of a subordinate lien on our assets in favor of the September 2006 note investors. In the event of default, the holders of securities subject to the note in default could choose to accelerate the repayment of the notes, and we would be forced to seek alternative financing at that time.

Given our relatively small size and historical operating results, our access to capital is limited. We need to raise additional funds in the near term. We cannot be certain that we will be able to obtain them on terms satisfactory to us. If we could not raise additional funds on terms satisfactory to us, we would be forced to raise funds on terms that we would not otherwise accept, seek funds through other means such as a sale of some or all of our assets or operations, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition, and results of operations.

With our shares being traded only on the OTC Bulletin Board, the liquidity of our  shares may be limited.   Our shares trade on the OTC Bulletin Board. If we were unable to have and maintain a quotation of our shares on the OTC Bulletin Board System, our shares will only be traded on the “pink sheet” market. Stocks in the OTC Bulletin Board or in the “pink sheet” market ordinarily have much lower trading volume than in other markets, such as the Nasdaq Capital Market or the Nasdaq Global Market. A limited number of market makers take interest in shares traded over-the-counter, and accordingly the markets for such shares are less orderly than is usual for Nasdaq stocks. As a result of the low trading volumes ordinarily obtained in OTC Bulletin Board and “pink sheet” markets, sales of our shares in any significant amount might not be absorbed without a dramatic reduction in price. Moreover, thinly traded shares in the OTC Bulletin Board and in the “pink sheet” markets are more susceptible to trading manipulations than is ordinarily the case for more actively traded shares.

The large number of our shares eligible for future sale could have an adverse impact on the market price of our common stock.   A large number of shares of common stock already outstanding, along with shares issuable upon exercise of options or warrants or conversion of convertible notes, are eligible for resale, which may adversely affect the market price of our common stock. As of December 31, 2006, we had 10,225,424 shares of common stock outstanding, 7,664,583 shares of common stock were issuable upon conversion of Series A-1 Preferred Stock, 6,713,514 shares of common stock were issuable upon conversion of Series B-1 Preferred Stock, another 10,607,122 shares were issuable upon conversion of convertible notes and another 10,952,257 shares were issuable upon exercise of outstanding warrants and a total of 3,032,939 are issuable upon the exercise of outstanding options. Substantially all of the shares subject to outstanding warrants and options will, when issued upon exercise, be available for immediate resale in the public market pursuant to currently effective registration statements under the Securities Act of 1933, as amended, or pursuant to Rule 701 or Rule 144 promulgated thereunder. Some of the shares that are or will be eligible for future sale have been or will be issued at discounts to the market price of our common stock on the date of issuance. Resales or the prospect of resales of the shares issued or issuable in connection with our recent financings may have an adverse effect on the market price of our common stock.

Our substantial dependence on third-party relationships could impair our ability to achieve our business objectives and serve our customers.   We rely on maintaining and developing relationships with customers, Select Partners, professional credentialing and certification organizations and other businesses that provide content for our products and services, corporations, government agencies, and associations and with companies that provide Internet and related telecommunications services used to distribute our products and services to customers.

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

We may be unable to effectively integrate Prosoft and any other acquisitions we might make, which could disrupt or have a negative impact on our business.   Part of our growth strategy includes pursuing acquisitions. Any integration process may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management’s attention from, the business as a result of a number of obstacles, including but not limited to:

•       the loss of key customers of the acquired company;

•       the incurrence of unexpected expenses and working capital requirements;

•       a failure of our due diligence process to identify significant issues or contingencies or to properly assess the value and determine an appropriate purchase price;

•       our inability to retain key personnel of acquired entities;

•       failure to maintain the quality of customer service; and

•       our inability to achieve the financial and strategic goals for the acquired and combined businesses.

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

Our acquisition of Prosoft presents many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the transaction.   The Prosoft acquisition is the only acquisition that we have undertaken in more than eight years. We entered into this transaction with the expectation that it would result in various benefits including, among other things, enhanced revenue and exposure to international markets and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize these benefits include:

•       we may not realize the anticipated increase in our revenues if Prosoft customers do not continue to pay for our services at the same or higher levels as they have historically, if we are unable to sell Prosoft’s products and services to our customer base or if the acquired contracts do not allow us to recognize revenues on a timely basis;

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

•       we may face contingencies related to intellectual property, financial disclosures, and accounting practices or internal controls; and

•       we may be unable to manage effectively the increased size and complexity of the combined company and our management’s attention may be diverted from our ongoing business by transition or integration issues.

These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Our sales cycle with international customers may be longer than our historic U.S. sales cycle, which could cause us to incur greater costs and could reduce our operating margins.   As we target more of our sales efforts at international customers, we could face greater costs, longer sales cycles and less predictability in completing some of our sales, which may harm our business. In that market, a potential client’s decision to use our products and services may be a decision involving multiple institutions and, if so, these types of sales would require us to provide greater levels of education to prospective clients regarding the use and benefits of our products and services. In addition, we expect that potential clients in some international markets may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual sales, thereby increasing the costs and time required to complete sales and diverting sales and professional services resources to a smaller number of international and U.S. transactions.

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

Our facilities, personnel and financial and management systems may not be adequate to effectively manage the future expansion we believe necessary to increase our revenues and remain competitive.   We anticipate that future expansion will be necessary in order to increase our revenues. In order to effectively manage any future expansion, we may need to attract and hire additional sales, administrative, operations and management personnel. We cannot assure you that our facilities, personnel and financial and management systems and controls will be adequate to support the expansion of our operations, and provide adequate levels of service to our customers and partners. If we fail to effectively manage our growth, our business could be harmed.

We operate in a highly competitive industry and may not be able to compete effectively.   The market for online educational, certification and training products and services is highly competitive and we expect that competition will continue to intensify. There are no substantial barriers to entry into our business, and we expect that established and new entities will enter the market for online educational, certification and training products and services in the near future.

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

As the revenue potential for online delivery of educational, certification and training courses continues to grow, the market is likely to attract a number of large, well-capitalized competitors seeking to diversify their revenue streams into this market. Not only will some of these potential competitors be well capitalized and be willing to operate in the market at a loss to build market share, they may also acquire and/or substantially fund our other competitors which could weaken demand for our products and make it more difficult for us to reach or even prevent us from reaching profitability.

The loss or reduction of services of any member of our key personnel could prevent us from adequately executing on our business strategy.   Our future success depends on the continued contributions of our key senior management personnel, consisting of Narasimhan Kannan, Chief Executive Officer, Christopher Nelson, our part-time Chief Financial Officer, Ronald Freedman, Senior Vice President, e-Learning Solutions, Laura Friedman, Vice President—Co-Publishing, Lindsay Miller, Senior Vice President, and James Stanger, Vice President of Certification. We do not maintain “key man” life insurance on any of our executive officers. The term of Mr. Nelson’s new part-time employment agreement is scheduled to expire in May 2007 and Mr. Hadjinicolaou, our former Vice President of Finance and Corporate Controller, terminated his employment to pursue other opportunities effective at the end of 2006. We have filled Mr. Hadjinicolaou’s vacancy in the finance department and we are currently conducting a search for a full-time CFO candidate. The loss of services of any of our key management personnel, whether through resignation or other causes, the reduced services of our part-time Chief Financial Officer starting in October 2006, or the inability to attract qualified personnel as needed, could prevent us from adequately executing our business strategy.

Our results of operations have fluctuated significantly from period to period, and a failure to meet the expectations of investors or the financial community at large could result in a decline in our stock price.   Our expense levels are based in part on our expectations as to future revenues. Quarterly sales and operating results generally depend on the online revenues and development and other revenues, which are difficult to forecast. In addition, past results have shown our business to be subject to a material adverse seasonality associated with the large number of holidays in the calendar fourth quarter. Our Prosoft division experiences seasonality associated with academic cycles resulting in relatively stronger financial performance in the first and third calendar quarters and relatively weaker financial performance in the second and fourth quarters. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant revenue shortfall would have an immediate adverse impact on our business and financial condition.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control. These factors include:

•       demand for online education and especially the demand for professional certification and continuing education;

•       the budgeting cycles of customers, particularly in the government and educational sectors;

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

We rely on significant customers, and if we fail to maintain and develop relationships with such customers, we might not generate revenues necessary to achieve our business objectives.   A significant portion of our revenues is generated by a limited number of customers. For the year ended December 31, 2006, two customers, the U.S. Department of Veterans’ Affairs and a large insurance company, accounted for approximately 25% and 8% of our revenues, respectively. Because the large insurance company customer is migrating its testing and courses to another platform, revenues from this customer have been decreasing significantly from and after June 30, 2006 and we do not expect further business from this customer after their contract expired in December 2006. For the twelve months ended December 31, 2005, two customers, the U.S. Department of Veterans’ Affairs and a large insurance company, accounted for approximately 36% and 20% of our revenues, respectively. We expect that we will continue to depend on large contracts with a limited number of significant customers at least through the near future. This situation can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts. Most of our customers have no obligation to purchase additional products or services from us. If we fail to maintain and develop relationships with significant customers, we might not be able to generate revenues necessary to achieve our business objectives.

We rely heavily on a limited number of contracts with the U.S. government, which are subject to termination for convenience by the government at any time. While we have experienced no such terminations and have had contracts with these agencies for a number of years, should such terminations occur, they could cause a material adverse impact on our operations.   During the years ended December 31, 2006 and 2005, 25% and 39%, respectively, of our net revenues were derived from performance on a limited number of contracts with U.S. government agencies, primarily the Department of Veterans Affairs, which represented 25% and 36% of our net revenues for the years ended December 31, 2006 and 2005, respectively. Therefore, any significant disruption or deterioration of our relationship with the U.S. government agencies with which we do business would significantly reduce our revenues. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are generally multiyear contracts, however, they are subject to non-renewal annually, as well as termination by the government for convenience at any time. The government may choose to use contractors with competing technologies or it may decide to discontinue any of our programs altogether. In addition, the contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have a material adverse impact on our operations.

System failures and capacity constraints could interfere with our efforts to attract customers and attain market acceptance of our products and services.   A key element of our strategy is to generate a high volume of online traffic to our products and services. Accordingly, the performance of our products and services is critical to our reputation, our ability to attract customers and attain market acceptance of our products and services. Any system failure that causes interruptions in the availability or increases response time of our products and services would result in less usage of our products and services and, especially if sustained or repeated, would reduce the attractiveness of our products and services. For example, in early 2007 many learners were unable to access the campus on four occasions for periods longer than our standards require. Also, in September of 2006 we experienced instability in our internally developed course delivery application that caused multiple “crashes” of the system over several weeks until the problem was corrected. Such interruptions of service, if frequent or for sustained periods, could lead to increased customer dissatisfaction and discontinued use of our service and did contribute to the termination of our relationship with one customer. Also, in 2005 we experienced a number of “downtimes” with our data center provider that we consider unacceptable. Although we have taken actions to remedy these failures, they might recur. In addition, our system has single points of failure and requires a weekly maintenance window, both of which increase the time the system is unavailable to our users. An increase in the volume of use of our products and services could strain the capacity of the software or hardware we use or the capacity of our network infrastructure, which could lead to slower response time. Any failure to expand the capacity of our hardware or network infrastructure on a timely basis or on commercially reasonably terms would reduce the attractiveness of our products and services. We also depend on web browsers and Internet service providers for access to their products and services, and users may experience difficulties due to system failures unrelated to our systems, products and services.

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

We have had certain trademark applications denied and may have more denied in the future. We will continue to evaluate the need for registration of additional marks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology. Any such litigation may be time-consuming and costly, cause product release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon us. For example, we were forced to pursue legal action during 2006 to eliminate the unauthorized use of the domain name www.vcampus.ch by a third party. These royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Our means of protecting our proprietary rights might not be adequate and our competitors might independently develop similar technology, duplicate our products or services or design around patents or other intellectual property rights we have. In addition, distributing our products through online networks makes our software more susceptible than other software to unauthorized copying and use. For example, online delivery of our courseware makes it difficult to ensure that others comply with contractual restrictions, if any, as to the parties who may access such courseware. If, as a result of changing legal interpretations of liability for unauthorized use of our software or otherwise, users were to become less sensitive to avoiding copyright infringement, we might not be able to realize the full value of our intellectual property rights.

Government regulation of business conducted on the Internet could decrease the demand for our products and services or increase our cost of doing business.   There are currently few laws or regulations that directly apply to activities on the Internet. We believe that we are not currently subject to direct regulation by any government agency in the United States, other than regulations that are generally applicable to all businesses. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet and/or online delivery of course content. Some of the issues that these laws and regulations may cover include user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. The applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. For example, we recently settled an assessment brought by the Virginia Department of Taxation for use tax on third-party royalties paid by us to content providers for courses we delivered online. Any new legislation or regulation, or application or interpretation of existing laws, could decrease online demand for our products and services or increase our costs.

We could issue additional preferred stock and take other actions that might discourage third parties from acquiring us.   Our board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. In December 2005, we created and issued a new class of Series A-1 Preferred Stock. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of the Series A-1 Preferred Stock and any other preferred stock that we may issue in the future, such as the new class of Series B-1 Preferred Stock we created and issued in March 2006. Issuing preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, the preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, the existing or future preferred stock could decrease the market value of our common stock.

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

Demand for our products is susceptible to adverse economic conditions and educational funding constraints.   Our business and financial performance is influenced by adverse financial conditions affecting our target customers and by general weakness in the economy. In the short run, many corporations may not view Information and Communications Technology (“ICT”) skills training as critical to the success of their businesses. When these companies experience poor operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or delay spending on training and education. In addition, most of our academic customers are reliant on the availability of funding to pursue their existing educational programs and new initiatives. If educational funding is limited, whether as a result of overall economic conditions, budgetary constraints, the political environment or other factors, these institutions may delay or forego spending for our content and certification products.

We might not be able to use net operating loss carryforwards.   As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $75.6 million, which will expire at various dates through 2026. Our ability to use these net operating loss and credit carryforwards to offset future tax obligations, if any, may be limited by changes in ownership. Specifically, management believes that deemed changes in ownership resulting from our recent equity financings will likely prevent us from using part or all of the net operating losses and credit carryforwards under the IRS change in ownership rules. We have recognized a full valuation allowance against these deferred tax assets because we have determined that it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets. Any limitation on the use of net operating loss carryforwards, to the extent it increases the amount of federal income tax that we must actually pay, may have an adverse impact on our financial condition.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report discuss our plans and strategies for our business and are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions are meant to identify these statements as forward-looking statements, but they are not the exclusive means of identifying them. The forward-looking statements in this report reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed or implied by these statements, including:

•       our history of losses and negative operating cash flows;

•       we face uncertainties and risk relating to our ability to continue as a going concern;

•       the large number of our shares eligible for future sale could have an adverse impact on  the market price of our common stock;

•       our future capital needs and the uncertainty of additional funding;

•       our potential inability to compete effectively;

•       limited liquidity for our shares on the OTC Bulletin Board;

•       our dependence on significant clients;

•       our substantial dependence on courseware and third-party courseware providers;

•       risks associated with acquisitions, including integration of Prosoft;

•       our substantial dependence on third-party relationships;

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

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

Our executive offices and principal administration, technical, marketing and sales operations are located in Reston, Virginia. The Phoenix, Arizona location is the headquarters for Prosoft which provides a location for administrative offices and serves Prosoft’s content development activities, sales, content publishing, IT, certification and customer service purposes. The Limerick facility serves sales and customer service purposes, and is currently on a month-to-month lease extension following the expiration of the base term in February 2005. The Beijing office serves as our representative office in China.

As of March 2007, the Company had the following lease arrangements for commercial space in the following locations:

Location	Square Footage	Monthly Cost	Lease Expiration
Reston, Virginia	16,701	$45,285	February, 2010
Phoenix, Arizona	13,375	$26,220	April 30, 2007
Limerick, Ireland	1,166	$1,755	Month to Month
Beijing, China	1,711	$1,270	June 30, 2007

We believe that our existing office space is sufficient to accommodate our current needs and that suitable additional space will be available on commercially reasonable terms to accommodate any expansion needs through 2007 should the need arise.

Item 3.                        Legal Proceedings.

We are obligated to pay up to approximately $400,000 in back sales and use tax to the Virginia Department of Taxation pursuant to an audit and the Department’s interpretation of local law regarding third-party royalties we pay to our content providers for courses we deliver online. In May 2006, we submitted an application for an Offer in Compromise to the Virginia Department of Taxation requesting partial relief from amounts assessed and post-audit sales and use tax liability as well as a payment plan for the remaining liabilities. The Company has received notice that the Virginia Department of Taxation has agreed to accept our offer in compromise in regards to the Department’s outstanding assessment of sales and use tax liability against us. As previously disclosed in our SEC filings, this tax assessment and its offer in compromise covered retail sales and use tax liabilities for the audit period August 1998 through October 2001, as well as for the post-audit period November 2001 through May 2006. As a result of the Department’s prior assessment, we had previously recorded a reserve charge of $400,000 included in its first quarter 2006 statement of operations. Upon formal confirmation of the settlement agreement, which is subject to the completion of the Department’s post-audit verification, we would agree to make total payments to the Commonwealth of Virginia of $252,477 (which represents approximately 63% of the assessed and estimated tax liability amounts). Pursuant to the terms of the pending settlement, we would be entitled to make these payments in 36 monthly installments of $7,013 each.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

Executive Officers

Our executive officers and their ages as of March 1, 2007 are as follows:

Name	Age	Positions
Nat Kannan	58	Chief Executive Officer and Chairman
Christopher L. Nelson	44	Chief Financial Officer and Secretary
Ronald E. Freedman	58	Senior Vice President, e-learning solutions
Laura B. Friedman	44	Vice-President, Publishing
Lindsay H. Miller	59	Senior Vice-President and General Manager Prosoft Learning
James A. Stanger	42	Vice-President of Certification and Product Development

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

Christopher L. Nelson joined VCampus as Chief Financial Officer and Chief Information Officer in June of 2002. Through September 2006, Mr. Nelson oversaw the entire technology, operations and customer service areas of the business in addition to his finance and accounting department responsibilities. In October 2006, the role of Chief Financial Officer was changed to a part-time position. Mr. Nelson has agreed to continue as the part-time Chief Financial Officer for the balance of his employment contract term (through May 2007). We are currently conducting a search for a full-time CFO. He currently also serves as Chief Financial Officer of Qmobile Inc., a private mobile entertainment content company. Prior to his appointment as our CFO, Mr. Nelson was a Principal of Monticello Capital LLC since 1998, where he advised high-growth technology businesses and their corporate boards on corporate finance, capitalization transactions, and mergers and acquisitions. Mr. Nelson held positions as CEO, COO and CFO of niche, high tech companies in the Internet space prior to joining VCampus (including Kignet, Inc., Monumental Network Systems, and IMA Software, Inc.) during which he developed particular expertise in bringing companies to cash flow positive positions. Mr. Nelson also held executive positions at NTT/Verio, as well as sales and marketing and manufacturing positions at IBM Corporation. Mr. Nelson holds a Master of Business Administration from The Wharton School at the University of Pennsylvania and a Bachelor of Science degree in Chemical Engineering from the University of Delaware. Mr. Nelson also previously served as a George Mason Fellow, acting as an advisor to start-up and early stage technology companies on a volunteer basis through the TechVenture Partnership at George Mason University.

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

Lindsay H. Miller. As the Senior Vice President and General Manager of Prosoft, Mr. Miller is responsible for managing all aspects of day-to-day business and operations at Prosoft. Mr. Miller began his career with ComputerPREP in 1998 as an IT Manager and soon thereafter took over the position of CIO. After Prosoft’s acquisition of ComputerPREP in 2000, Mr. Miller was promoted first to Vice President of Information Technology, and thereafter to CIO, and in March of 2003 he became Vice President of Operations. Prior to joining ComputerPREP, Mr. Miller owned and operated the largest independent electronics-servicing firm in the Phoenix metropolitan area for 10 years. Mr. Miller’s experience also includes various sales and marketing positions, including Vice President of Marketing for companies such as Gould, General Instrument, AMCable and Xerox. Mr. Miller earned a B.S. in Mathematics from Bradley University and an MBA from the University of Chicago. He is past Chairperson of the Phoenix CIO Council. Mr. Miller was an executive officer at Prosoft prior to and at the time of its voluntary filing in April 2006 for bankruptcy protection in connection with Prosoft’s acquisition by VCampus in June 2006.

Dr. James Stanger leads Prosoft’s broad activities in certification as well as the company’s well-respected product development capabilities. Dr. Stanger joined the company in 1997. Following many years as a key leader in the company’s product development area, he was named Director of the group in May 2003. He was promoted to Vice President, Certification and Product Development in December 2003. Dr. Stanger is very active in the certification community. He has helped develop certifications for Symantec, the Linux Professional Institute (LPI), CompTIA, and the Telecommunications Industry Association (TIA). He is currently Chair of the LPI Advisory Council and sits on the CompTIA Network+ and Linux+ cornerstone committees. Dr. Stanger is a prolific author. A sample of the titles he has either written or contributed to include The Windows to Linux Migration Toolkit (Syngress), Security+ (ComputerPREP), Hack Proofing Linux (Syngress), The E-mail Virus Protection Handbook (Syngress), and The CIW Security Professional Study Guide (Sybex). An accomplished networking consultant, Dr. Stanger has advised customers such as Symantec, the TIA, Security, Fuelzone.com, and IBM concerning Internet security, convergence technology, and Windows to Linux migration. Prior to joining Prosoft, Dr. Stanger was an educator and consultant, holding teaching positions at the University of California at Riverside, the University of Redlands, and Crafton Hills College. Dr. Stanger earned a B.A. and a Masters degree in English from Brigham Young University and a Ph.D. in English from the University of California at Riverside. He is a CIW Master Administrator, and also holds the Linux+, Security+, A+, and Convergence Technologies Professional (CTP) certifications.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)           Price Range of Common Stock

Our common stock currently trades on the Over-the-Counter Bulletin Board under the symbol “VCMP.OB.” Prior to July 5, 2006 our common stock was traded on the Nasdaq Capital Market under the symbol “VCMP”. For each full fiscal quarter since the beginning of 2005, the high and low bid quotations for our common stock were as follows:

	High	Low
2006
First quarter	$0.77	$0.51
Second quarter	$0.75	$0.26
Third quarter	$0.45	$0.10
Fourth quarter	$0.25	$0.09
2005
First quarter	$2.33	$1.31
Second quarter	$1.72	$0.85
Third quarter	$1.49	$0.71
Fourth quarter	$1.00	$0.41

The foregoing bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

In recent years, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. There can be no assurance that there will be an active public market for our common stock in the future. The market price of the common stock could be subject to significant fluctuations in response to future announcements concerning us or our partners or competitors, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, general conditions in the e-Learning market, developments in the financial markets and other factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for technology companies and which have often been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of the common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

(b)          Approximate Number of Equity Security Holders

As of March 13, 2007, the number of record holders of our Common Stock was 96 and we believe that the number of beneficial owners was approximately 1,600.

(c)           Dividends

We have never paid a cash dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Moreover, the terms of our outstanding preferred stock and convertible debt does contain, and any preferred stock that we could issue in the future and any future credit facilities might contain, restrictions on our ability to declare and pay dividends on our common stock. We plan to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund the pursuit of future growth. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and on such other factors as our Board of Directors, in its discretion, may consider relevant.

Item 6.                        Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2004, 2005 and 2006, and the balance sheet data for the years as of then ended, are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Reznick Group, P.C., our independent registered public accounting firm. The statement of operations data for the years ended December 31, 2002 and 2003, and the balance sheet data as of the years then ended, are derived from financial statements not included in this report.

Statement of Operations Data:

	2002	2003	2004	2005	2006
	In thousands except per share data
Revenues:
Certification related revenues	$—	$12	$199	$691	$4,116
Learning portal revenues	5,330	5,496	4,299	3,355	2,683
Development and other revenues	595	558	366	518	647
Total net revenues	5,926	6,066	4,864	4,564	7,446
Costs and expenses:
Cost of revenues	1,462	1,718	1,357	1,731	2,559
Sales and marketing	2,689	2,138	1,895	1,723	2,508
Product development and operations	2,536	2,475	2,725	2,649	2,829
General and administrative	1,693	1,910	1,687	1,488	2,913
Depreciation and amortization	1,356	880	1,227	1,574	1,755
Sales and use tax assessment	—	—	—	—	400
Impairment of goodwill	—	—	—	—	328
Reorganization and other non-recurring charges	192	173	—	—	—
Stock-based compensation	76	126	154	110	859
Total costs and expenses	10,004	9,420	9,045	9,275	14,151
Loss from operations	(4,078)	(3,354)	(4,181)	(4,711)	(6,705)
Other income (expense):
Other income	422	207	183	—	—
Interest income (expense)	(220)	(112)	(2,581)	(1,155)	(920)
Loss on debt extinguishments	(503)	—	—	—	—
Net loss	$(4,379)	$(3,259)	$(6,579)	$(5,866)	$(7,625)
Dividends to preferred stockholders	(2,768)	(2,927)	—	(14)	(5,186)
Net loss attributable to common stockholders	$(7,147)	$(6,186)	$(6,579)	$(5,880)	$(12,812)
Net loss per share	$(4.79)	$(1.81)	$(0.97)	$(0.63)	$(1.30)
Net loss per share—assuming dilution	$(4.79)	$(1.81)	$(0.97)	$(0.63)	$(1.30)

	2002	2003	2004	2005	2006
Balance Sheet Data:
Working capital (deficit)	$(828)	$(1,187)	$1,820	$701	$(1,467)
Total assets	4,373	4,864	7,119	5,478	5,176
Total liabilities	2,725	2,828	2,274	2,817	5,875
Accumulated deficit	(84,207)	(90,393)	(96,972)	(102,852)	(115,664)
Total stockholders’ equity (deficit)	1,648	2,035	4,845	2,661	(699)

Per share amounts for all periods presented have been adjusted to reflect the one-for-ten reverse stock split which occurred in July 2002.

These financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 reflect a different classification of certain revenues from classifications previously presented. Management determined that this reclassification was appropriate to provide a more meaningful presentation of our performance following the acquisition of Prosoft Learning Corporation in June 2006. The classification for prior period comparisons has likewise been revised to conform to the current period classifications. Management continues to view the company as one operating segment.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of financial condition and results of operations should be read in conjunction with VCampus’ consolidated financial statements and related notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this report.

Current Operating Conditions and Basis of Presentation

The consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described more fully below, certain significant factors raise substantial doubt about our ability to continue to operate as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. A significant portion of the our assets consist of intangibles related to courseware, customer relationships and goodwill, all of which are primarily related to the ProSoft acquisition. Should we be unable to continue as a going concern, the amount at which these assets might be recovered in a forced sale could be significantly less than the amounts at which they are recorded in the accompanying balance sheet. As of December 31, 2006, we had a $1.47 million working capital deficiency and have sustained recurring losses from operations. From inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock, preferred stock and convertible debt in both public and private offerings, and to a lesser extent from borrowings.

While we currently operate as a going concern, certain significant factors raise substantial doubt about our ability to continue to operate as a going concern. We have incurred significant losses since inception. We continue to rely on additional financing to fund our continuing operations. Management has found additional financings more challenging to arrange and with less desirable terms than in past financings. Management expects these challenges to remain and possibly increase until operating conditions improve. As such, management can provide no assurance that it will be successful in raising additional capital necessary to sustain operations. We expect negative cash flow from operations to continue until our revenue streams mature. We have a significant unresolved tax liability described below. Past financings require significant ongoing cash payments for dividends, interest and principal. Existing lenders have alleged certain defaults under our debt instruments, which, if successfully pursued, could lead to the acceleration of the indebtedness due under those instruments. These factors, among others, raise substantial doubt about our ability to continue to operate as a going concern.

Management’s Plans to Address Operating Conditions

Management’s plans to address these conditions consist of the following:

•       Raise up to $6 million or more in additional capital before the end of the third quarter of 2007. With the current demands on our cash based on the operating conditions discussed above, we must raise capital in the short term to continue operations and meet our obligations. We are currently engaged in ongoing discussions with existing and new investors  who have expressed an interest in, among other things, funding the international expansion opportunities for our certification products.

•       Maintain tight cost controls and continue to operate under a closely monitored budget approved by the Board of Directors. We believes we have exhausted most meaningful opportunities for cutting operating costs and must now manage the company at the current operating cost level to sustain operations. Management’s plan is to pursue opportunities to grow the business without a proportional increase in operating expenses and overhead.

•       Increase international sales of current Prosoft certification products. We have witnessed increasing demand for US-based credentials in international markets. Specifically, we have experienced success in the adoption of the CIW certification through our partner in Japan. We intend to ramp-up our current sales and marketing efforts in China through a network of affiliates and in Europe and other Asian markets through further development of our sales location in Limerick, Ireland, as well as through an Asian market partner.

•       Opportunistically grow sales to the Federal Government. We now have one of the largest LMS installations in the Federal Government e-Learning market and we believe that the successful operation of this system represents an outstanding reference within the Federal Government for attracting more business in this market. We plan on leveraging this success and attempting to replicate it in other departments and agencies of the Federal Government using the existing account management team.

Reclassification of Revenues

This report includes financial statements for the year ended December 31, 2006 reflecting a different classification of certain revenues from classifications previously presented. Management determined that this reclassification was appropriate to provide a more meaningful presentation of the Company’s performance following our acquisition of Prosoft Learning Corporation in June 2006. The classification for prior period comparisons has likewise been revised to conform to the current period classifications. This reclassification does not cause total revenues reported herein for the  years ended December 31, 2005 and 2004 to vary from what had previously been reported, and has no impact on our current or previously reported assets, liabilities or net loss. Management continues to view the Company as one operating segment.

Overview

Our revenues are derived from three primary sources:

•       Certification related revenues

•       Learning portal revenues

•       Development and other revenue

Certification related revenues are derived from sales of online courses (online tuition) and sales of course materials by certification candidates and from distribution through education partners. Learning portal revenues are derived from sales of online courses to our government, corporate and higher education customers. Development and other revenues consist primarily of fees paid to us for developing and converting courseware.

Prosoft Acquisition

On June 12, 2006, we acquired Prosoft, a provider of information and communications technology (“ICT”) curriculum and certifications to secondary, postsecondary and vocational and corporate training institutions. Prosoft’s operations have historically been organized into two business segments: (a) Content Development and Distribution, in which Prosoft, through its ComputerPREP division, publishes and/or distributes instructor-led courseware on topics including CompTIA (A+, Network+), Adobe, Cisco, Microsoft Office, Microsoft Technical Certifications, Linux (LPI), Oracle, convergence technology and project management, amongst others; and (b) Certification Development and Management, through which Prosoft owns and manages two proprietary job-role certifications, Certified Internet Web Professional (“CIW”) and Certified in Convergent Network Technologies (“CCNT”), and has developed and manages the Convergence Technology Professional (“CTP”) certification program for the Telecommunications Industry Association (“TIA”). With more than 84,000 certificates issued, the CIW program is the world’s largest and fastest-growing Internet Technology certification program. The CIW certification program has been endorsed by Departments of Education and/or Departments of Workforce Development in 12 U.S. states, as well as by a growing number of governments, trade associations and schools around the world. We believe there is significant potential for additional growth in both domestic and international markets given the growing trend of Internet skills being taught in secondary and post-secondary classrooms. The CTP certification is a certification for professionals working with convergence technologies such as Voice over Internet Protocol (VOIP).

We paid for the cash portion of the Prosoft acquisition price from our existing cash reserves without raising additional funds for specific acquisition purposes. In addition to the approximately $1.4 million in cash paid for the purchase we incurred approximately $250,000 in transaction-related costs and assumed net liabilities of approximately $700,000 (as adjusted from the original amount of approximately $400,000 at Closing), the majority of which were immediately due and payable. As such, we substantially depleted our working capital and increased our short-term liabilities. This decrease in liquidity has impacted our ability to continue as a going concern partially. .

Critical Accounting Policies and Significant Judgment and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and capitalized software and courseware development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies, which are significantly affected by management’s estimates and assumptions, are as follows:

Revenue Recognition

We derive our revenues from the following sources—certification related revenues, learning portal revenues and development and other revenues. Certification related revenues are derived from sales of online courses (online tuition) and sales of course materials such as books, CD-ROMs, Web-based course books, assessment products and content licenses, all of which prepare learners for certifications in a variety of areas. Certification related revenues also include fees paid by certification candidates to take our certification tests and annual fees received from education partners, including CIW and CTP ATPs.

Learning portal revenues are derived from sales of online courses to our government, corporate and higher education customers. Development and other revenues consist primarily of fees paid to us for developing and converting courseware.

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

Development and other revenues consist primarily of fees paid to us for developing and converting courseware. For arrangements that include more than one element, we allocate the total arrangement fee among each deliverable based on vendor-specific objective evidence (“VSOE”) of the relative fair value of each deliverable. VSOE is determined using the price charged when that element is sold separately by us. Development and other revenues earned under courseware conversion contracts are recognized relative to our proportionate performance based on the ratio that total costs incurred to-date bear to total estimated costs. We use direct labor hours as the key criteria to measure progress towards completion. We develop our estimates to complete a project based on budgeted total costs and periodic assessment by our project managers.

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

We have demonstrated the ability for our developed and converted material to be used in the absence of our platform. In addition, customers can use other vendors to develop electronic course material or develop course material internally for use on our platform. Accordingly, management believes that separate recognition of development revenues for customers who have online tuition contracts is appropriate.

Content revenues include fees received from the sale of course materials such as books, CD-ROMs, Web-based course books, assessment products and content licenses. We recognize content revenue from the sale of course books and other products when they are shipped. Shipping and handling charges are invoiced to the customer and are included in gross revenues, reduced by our actual shipping expenses. Content licenses are either purchased on a fee-per-use basis or for a one-time fee. Revenue is recognized over the period in which we have a commitment for continuing involvement or obligation to provide services to the customer. In most cases, no such commitment exists, and revenue is recognized when content is shipped.

Certification revenues include fees paid by certification candidates to take the Company’s certification tests and annual fees received from education partners, including CIW and CTP ATPs. We recognize certification revenue when certification tests are administered, and partner fees over the period during which there is a commitment for continuing involvement or obligation to provide services to the partner.

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

We evaluated capitalized software costs in accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (as amended)”. In accessing whether there is an impairment issue with respect to capitalized software costs, we determined that there is no reliable basis for estimating future gross revenues related to our capitalized software. However, our capitalized software is expected to continue operations well into the future. As it represents a majority of our business, we do not expect the revenue stream relating to online courses to end and, accordingly, we will continue to make modifications in order for our capitalized software to remain viable. In estimating future expected cash flows (i.e. inflows less outflows) we use historical cash flows that are directly associated with the online tuition revenue and an estimate of the outflows that are expected to arise as a direct result of the use and eventual disposition of the asset.

We evaluate capitalized courseware development costs typically every quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired, to determine if the unamortized balance related to any given course exceeds the estimated net realizable value of that course. Estimating net realizable value requires us to estimate future revenues and cash flows to be generated by the course and to use judgment in quantifying the amount, if any, to be written off. We consider courseware development costs impaired when the carrying amount is not recoverable and exceeds the asset’s fair value. The carrying amount is deemed unrecoverable if it is greater than the sum of undiscounted cash flows expected to result form use and eventual disposition of the asset. We recognize an impairment charge equal to the excess of the carrying amount over the fair value of the asset.

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

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” goodwill and other indefinite-lived intangibles are subject to an annual impairment review. We may determine through the impairment review process that goodwill or other indefinite-lived intangibles have been impaired, resulting in an impairment charge in the periods the review is completed.

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

Stock-based Compensation

Stock-based compensation expense:  Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, using the modified prospective transition methods, and therefore we have not restated prior periods’ results. Under this method we recognize compensation expense for share-based payments granted to employees after January 1, 2006 and for other grants made prior to but not yet vested as of January 1, 2006, in accordance with Statement No. 123R. Under the fair value recognition provisions of Statement No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to Statement No. 123R adoption, we accounted for share-based payments to employees under Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees (“APB 25”), and accordingly, we generally recognized compensation expense only when we granted options with a discounted exercise price below fair market value.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management has determined that historical realized volatility calculated since our initial public offering is a reasonable indicator of expected volatility and future stock price trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Purchase Accounting and Goodwill

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net revenues for the periods indicated:

	2004	2005	2006
Statement of Operations Data:
Revenues:
Certification related revenues	4.1%	15.2%	55.3%
Learning portal revenues	88.4	73.5	36.0
Development and other revenues	7.5	11.3	8.7
Total net revenues	100.0	100.0	100.0
Costs and expenses:
Cost of revenues	27.9	37.9	34.4
Sales and marketing	39.0	37.8	33.7
Product development and operations	56.0	58.0	38.0
General and administrative	34.7	32.6	39.1
Depreciation and amortization	25.2	34.5	23.6
Sales and use tax assessment	0.0	0.0	5.4
Impairment of goodwill	0.0	0.0	4.4
Stock based compensation	3.2	2.4	11.5
Total costs and expenses	186.0	203.2	190.0
Loss from operations	(86.0)	(103.2)	(90.0)
Other income (expense):
Other income	3.8	0.0	0.0
Interest expense	(53.1)	(25.3)	(12.4)
Net loss	(135.3)%	(128.5)%	(102.4)%

2006 Compared to 2005

Summary

For the twelve months ended December 31, 2006, we incurred a net loss to common stockholders of $12,811,455 (or $1.30 per share) compared to a net loss to common stockholders of $5,880,639 (or $0.63 per share) for the twelve months ended December 31, 2005. The net loss for the twelve months ended December 31, 2006 includes $328,317 of goodwill impairment charges, $858,507 of stock-based compensation, $828,759 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 and September 2006 private placements and dividends to preferred stockholders of $5,186,495 (of which $4,664,535 was a non-cash deemed dividend representing the beneficial conversion feature of the Series A-1 and B-1 Preferred Stock and the incremental value of the compensatory warrants issued in those financings in accordance with Statement No. 123(R)). The net loss for the twelve months ended December 30, 2005 includes $1,060,057 of non-cash amortization of debt discount and debt offering costs. Applying the then-applicable accounting standard (APB No. 25), $109,493 of stock-based compensation expense was recorded for the twelve months ended December 31, 2005.

The following table sets forth selected financial data:

	For the Year Ended December 31,
	2005		2006
Revenues	$4,564,463	100.0%	$7,445,533	100.0%
Cost of revenues	1,730,892	37.9	2,559,289	34.4
Sales and marketing	1,723,313	37.8	2,507,854	33.7
Product development and operations	2,649,215	58.0	2,829,243	38.0
General and administrative	1,488,240	32.6	2,912,462	39.1
Depreciation and amortization	1,574,242	34.5	1,754,877	23.6
Sales and use tax assessment	—	0.0	400,000	5.4
Impairment of goodwill	—	0.0	328,317	4.3
Stock-based compensation	109,493	2.4	858,507	11.5
Loss from operations	(4,710,932)	(103.2)	(6,705,016)	(90.0)
Interest expense	(1,155,395)	(25.3)	(926,815)	(12.4)
Net loss	(5,866,327)	(128.5)	(7,624,960)	(102.4)
Dividends to preferred stockholders	(14,312)	(0.3)	(5,186,495)	(69.7)
Net loss attributable to common stockholders	$(5,880,639)	(128.8)%	$(12,811,455)	(172.1)%

	For the Year Ended December 31,
	2005		2006
Certification related revenues	$691,171	15.1%	$4,116,165	55.3%
Learning portal revenues	3,354,808	73.5	2,682,706	36.0
Online development and other revenues	518,484	11.4	646,662	8.7
Total net revenues	$4,564,463	100.0%	$7,445,533	100.0%

Certification related revenues increased to $4,116,165 for the twelve months ended December 31, 2006, compared to $691,171 for the same period in 2005. The increase is primarily due to $3,440,000 of revenues derived from Prosoft customers in the 2006 period following its acquisition by VCampus in June 2006.

Learning portal revenues decreased 20.0% to $2,682,706 for the twelve months ended December 31, 2006, compared to $3,554,808 for the same period in 2005. The decrease is primarily due to a reduction in online tuition revenues from our corporate clients ($663,000) mainly as a result of reduced course usage by one of our largest corporate clients.

Online development and other revenues increased 24.7% to $646,662 for the twelve months ended December 31, 2006, compared to $518,484 for the 2005 period. The increase is primarily due two large courseware orders from two Select Partners and increased professional services revenues under our renewed contract with the Department of Veterans’ Affairs.

Cost of Revenues

Cost of revenues increased 47.9% to $2,559,289 in 2006 as compared to $1,730,895 in 2005. The increase is primarily due a $699,000 increase in cost of certification-related revenues as a result of the June 2006 Prosoft acquisition and $137,000 increase in cost of development revenues as a result of the increased development revenues, partially offset by a $358,000 decrease in cost of learning portal revenues primarily due to lower royalty costs as a result of (i) the decrease in corporate online tuition revenues (ii) lower royalties per course incurred to one of our largest content partners as a result of more favorable terms under a renewed agreement with them.

Operating Expenses

Sales and Marketing.   Sales and marketing expenses increased 45.5% to $2,507,854 for the twelve months ended December 31, 2006 as compared to $1,723,313 for the 2005 period. The increase in sales and marketing costs is primarily due to a net increase in headcount and related costs as well as increases in out-of-pocket costs in 2006 as a result of integrating our sales and marketing activities with those of Prosoft following our combination.

Product Development and Operations.   Product development and operations expenses increased 6.8% to $2,829,243 for the twelve months ended December 31, 2006 as compared to $2,649,215 for the 2005 period. The increase in product development and operations costs is primarily due to a net increase in headcount and related costs in 2006 as a result of integrating our product development and operating activities with those of Prosoft following our combination, offset in part by a decline in these costs at VCampus.

General and Administrative.   General and administrative expenses increased 95.7% to $2,912,462 in 2006 as compared to $1,488,240 for the 2005 period. The increase is primarily due to headcount related expenses, out-of-pocket costs and $850,000 of G&A expenses primarily attributable to general and administrative costs related to our Phoenix, AZ and Limerick, Ireland locations, following our combinations with Prosoft, none of which are included in our 2005 results of operations.

Depreciation and Amortization.   Depreciation and amortization increased 11.5% to $1,754,877 for the twelve months ended December 31, 2006 as compared to $1,574,242 for the 2005 period. The increase is primarily due to $285,000 of expense related to the amortization of Prosoft acquisition related intangibles, which did not exist in the prior period. Depreciation and amortization expense for the twelve months ended December 31, 2006 and 2005 includes impairment charges of $413,426 and $320,933, respectively—see Note 2 to our financial statements included in this report—Significant Accounting Policies—Impairment of Long-Lived Assets. These increases were partially offset by decreases in fixed asset and capitalized software and courseware depreciation and amortization expense. Since March 2004, we have not been capitalizing software development costs due to their nature, and since October 2005 we have also been capitalizing reduced amounts in courseware development costs compared to prior periods as a result of new contracts with Select Partners which provide us with reimbursement for such costs.

Impairment of Goodwill.   Impairment of goodwill was $328,317 and $0 for 2006 and 2005, respectively. The write-off was as a result of an impairment analysis we conducted in connection with the review of our quarterly financial statements.

Stock-based Compensation.   Stock-based compensation expense was $858,507 and $109,493 for 2006 and 2005, respectively. The increase is a result of the adoption of SFAS 123(R) effective January 1, 2006, using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all (a) share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Accordingly, for the twelve months ended December 31, 2006, stock compensation is accounted for under FAS 123(R), which requires recording expense equal to the fair value of all awards. For the twelve months ended December 31, 2005, stock-based compensation is accounted for under APB 25, “Accounting for Stock Issued to Employees” and only includes expense associated with the fair value of stock issued as customary payment to our non-employee directors for their participation in Board of Directors and Board Committee meetings and the fair market value of stock issued to consultants.

Interest Expense.   Interest expense for the twelve months ended December 31, 2006 decreased 20.4% to $919,944 compared to $1,155,395 for the twelve months ended December 31, 2005. Interest expense primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 (as reduced to $989,565 following mandatory and voluntary conversions and principal and interest repayments through December 31, 2006) and $3,000,000 of convertible promissory notes issued in March 2004 and September 2006, respectively . The decrease in interest expense between the two periods is primarily attributable to $360,000 in write-offs in 2005 of debt discount and deferred debt offering costs related to the 2004 private placement following voluntary conversions of $542,000 in principal under those notes. The decrease is also due to a reduction in interest expense related to our 2004 private placements, as principal under those notes is being paid down as per their amortization schedule. The decreases in interest expense were partially offset by third quarter 2006 interest expense related to our August 2006 bridge financing and September 2006 private placement. We expect interest expense to increase significantly as we amortize debt discount and deferred debt offering costs and accrue interest payable related to our September 2006 private placement.

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

The following table sets forth selected financial data:

	For the Year Ended December 31,
	2004		2005
Revenues	$4,863,859	100.0%	$4,564,463	100.0%
Cost of revenues	1,356,699	27.9	1,730,892	37.9
Sales and marketing	1,895,340	39.0	1,723,313	37.8
Product development and operations	2,725,155	56.0	2,649,215	58.0
General and administrative	1,686,940	34.7	1,488,240	32.6
Depreciation and amortization	1,227,089	25.2	1,574,242	34.5
Stock-based compensation	153,973	3.2	109,493	2.4
Loss from operations	(4,181,337)	(86.0)	(4,710,932)	(103.2)
Other income	183,210	3.8	—	0.0
Interest expense	(2,581,289)	(53.1)	(1,155,395)	(25.3)
Net loss	(6,579,416)	(135.3)	(5,866,327)	(128.5)
Dividends to preferred stockholders	—	0.0	(14,312)	(0.3)
Net loss attributable to common stockholders	$(6,579,416)	(135.3)%	$(5,880,639)	(128.8)%

	For the Year Ended December 31,
	2004		2005
Certification related revenues	$198,991	4.1%	$691,171	15.1%
Learning portal revenues	4,298,522	88.4	3,354,808	73.5
Online development and other revenues	318,546	6.5	518,484	11.4
Other service revenues	47,890	1.0	—	0.0
Total net revenues	$4,863,859	100.0%	$4,564,463	100.0%

Certification related revenues increased from $198,991 in 2004 to $691,171 in 2005. The increase is due to increases in agreements we signed with Select Partners and the releases of new revenue-generating courses under those agreements in 2005 compared to 2004.

Learning portal revenues decreased 28.1% to $3,354,808 in 2005, compared to $4,298,522 in 2004. The decrease is primarily due to a decrease in revenue from higher education customers (decrease of $1,220,000), and more specifically from Park University, which was partially offset by increases in revenues from corporate and government customers (increases of $265,000 and $11,000, respectively).

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

Liquidity and Capital Resources

At December 31, 2006, we had $539,105 in cash and cash equivalents, compared to $2,488,159 at December 31, 2005. The decrease in cash and cash equivalents during 2006 is principally due to the net loss recorded and the Prosoft acquisition, partially offset by the net proceeds from the $2.3 million equity and $3.0 million convertible debt private placements completed in March 2006 and September 2006, respectively, and a large customer prepayment in May 2006. Since our inception, we have financed our operating cash flow needs primarily through offerings of equity and debt securities and, to a lesser extent, borrowings. Cash utilized in operating activities was $4,338,481 in 2006 and $2,188,886 in 2005. The increase in cash utilized in operating activities is primarily due to the increase in our net loss in the 2006 period as compared to the 2005 period.

Cash utilized in investing activities was $1,665,644 in 2006 and $678,464 in 2005. The use of cash for investing activities in 2006 is primarily attributable to the cash portion of the Prosoft purchase price, and to a lesser extent in both periods, to courseware development costs that were capitalized and the purchase of computer equipment. The decrease in cash utilized in capitalized software and courseware development costs in the 2006 period compared to the 2005 period is primarily as a result of some of our Select Partners paying us to develop courses.

Net cash provided by financing activities was $4,066,411 in 2006 and $2,723,005 in 2005. In March 2006, we completed a private placement of Series B-1 convertible Preferred Stock. Under the terms of this financing, we raised $2,300,000 in gross proceeds through the issuance of 2,300 of Series B-1 convertible Preferred Stock at a purchase price of $1,000 per share to two accredited investors. Under the terms of this financing, we also issued ten-year warrants to purchase 1,000,000 shares of common stock to the same accredited investors at an exercise price per share equal to the then applicable conversion price of the Series B-1 Preferred Stock. The warrants are immediately exercisable. The shares of Series B-1 Preferred Stock are convertible, at the option of their holders, into common stock based on a formula with a floor of $0.37 per share plus 2% of the amount by which the trading price of the common stock exceeds $0.37 per share on the date of conversion. The shares of Series B-1 Preferred Stock are entitled to receive dividends paid quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6.48% of the net sales proceeds from two Prosoft courses agreed upon by the parties. Each share of Series B-1 Preferred Stock has a liquidation preference equal to 150% of the purchase price paid for the share.

In September 2006 we completed a $3.0 million private placement of convertible notes and warrants. Under the terms of this financing we issued a Senior Secured Convertible Note to the investor for $3.0 million. The Note bears interest at 10% per annum and matures 30 months from the date of issuance. We must begin making monthly installment payments of principal beginning in August 2007. The indebtedness represented by the Note is secured by a blanket lien on substantially all of our assets and our subsidiary Prosoft Learning Corporation. The new indebtedness is senior to all of our existing indebtedness except for the our remaining senior indebtedness of approximately $1.0 million owed to SIAR Capital and the other holders of notes issued in our March 2004 financing. The indebtedness due under the Note can be accelerated upon a change of control or following an event of default, which includes customary events such as nonpayment of interest, failure to satisfy SEC registration obligations and breach of restrictive covenants. We may prepay or redeem the Note at any time upon repayment of 120% of the outstanding principal and accrued interest. The Note is convertible, at the election of the investor, into shares of our common stock at $0.30 per share. The Note was issued at 94% of par, resulting in gross proceeds to us (before deduction of placement agent fees and other transaction-related expenses) of $2.82 million.  As an additional inducement to the investor, we also issued a 5-year warrant to the investor to purchase up to 2,500,000 shares of common stock at $0.30 per share. We agreed to file, and have filed, a registration statement with the SEC to cover the resale of the shares of common stock issuable upon conversion of the Note and exercise of the warrants issued in the financing. We paid the placement agent for the financing a fee of 7% of the gross cash proceeds received by us in the financing, together with a warrant to purchase 940,000 shares of common stock at $0.30 per share. Pursuant to antidilution protection provisions applicable to the investors in our Series A-1 preferred stock financing closed in December 2005, the conversion price for the Series A-1 preferred stock and the exercise price of the related warrants issued in connection therewith automatically adjusted to $0.30 per share upon completion of the September 2006 Financing. The securities issued in the this financing likewise have antidilution protection that would cause the conversion price or exercise price of such securities to automatically adjust to any lower price applicable to a future financing of VCampus.  The Transaction Documents limit the investor’s beneficial ownership of VCampus to no more than 4.99% at any given time, subject to the investor’s waiver of such restrictive covenant upon giving at least 61 days’ notice to us.

We have incurred significant losses since inception and had an accumulated deficit of $116 million as of December 31, 2006. We expect negative cash flow from operations to continue until the revenue streams mature. Our plans to address these conditions are to increase sales of current and future products, including those from Prosoft, and obtain additional financing. We have also instituted cost cutting measures and operate under an approved budget which is closely monitored. If additional capital is not obtained and revenues do not increase significantly in the near future, we would have to institute significant cost cutting measures in order to sustain the business and such cost cutting could impair our ability to continue as a going concern. Management is committed to continuing to reduce expenses to the extent possible while still allowing for sufficient resources to meet projected sales levels.  If cash flows of the combined companies do not meet management expectations, then our operations would be materially adversely affected and the company may be unable to continue as a going concern.

We have an obligation to repay principal and interest under our March 2004 convertible notes that began in July 2005. The total outstanding principal remaining under these convertible notes as of December 31, 2006 amounted to $989,565. Cash payments for principal under these notes are approximately $99,000 per quarter through the maturity date in April 2009, unless such notes are sooner converted to common stock or restructured. Initial cash payments for interest under these notes were approximately $36,000 per quarter beginning July 1, 2005 and have gradually been decreasing as the principal is paid down (i.e. $21,770 for the most recent installment). In February 2006, holders of a majority of these notes notified us that they believe an event of default exists under the notes based on our failure to acknowledge their alleged right to have the conversion price on their notes reduced from $1.63 per share to $0.50 per share, which is the lowest potential reset conversion price for the Series A-1 Preferred Stock we issued to other investors in the December 2005 financing. We believe the note holders’ allegations are without merit. The note holders could also claim we are in default based on our granting of a subordinate lien on our assets in favor of the September 2006 note investors. In addition, in March 2007, the holders of the September 2006 convertible notes notified us that they believe that grounds exist for declaring multiple defaults under their notes based on, among other things, non-payment of interest to date and our securing of $380,000 of working capital financing in February 2007. Although we believe these claims are without merit, we are negotiating with the note holders in an effort to resolve these issues. If we are unable to resolve these issues and in the event either or both groups of note holders were successful in pursuing their claims, they would thereafter be entitled to formally declare a default and immediately accelerate the entire amount of the indebtedness and pursue their rights as the senior secured creditors with respect to our assets. In the event of default, the interest rate on the notes would automatically be adjusted from 8% to 13% per year, in the case of the March 2004 notes, and from 10% to 15% in the case of the September 2006 notes. We do not currently have cash resources available to repay the principal on these notes.

We are obligated to pay a quarterly cash dividend at an annual rate of 10% on the Series A-1 Preferred Stock so long as it is outstanding. Based on the 2,299 shares of Series A-1 Preferred Stock that remain outstanding through the date of this report, we are obligated to pay $230,000 per year in cash dividends to our Series A-1 Preferred Stockholders.

We are obligated to pay cash dividends to our Series B-1 Preferred Stockholders so long as the Series B-1 Preferred Stock is outstanding. Cash dividends are due quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6.48% of the net sales proceeds from two Prosoft courses. Series B-1 Preferred Stockholders have agreed to accept their cash dividends in the form of additional shares of Series B-1 Preferred Stock for the period beginning April 1, 2006 and ending June 30, 2007. In exchange for the right to pay the Series B-1 dividends in stock for the periods above, in October 2006, we agreed to modify the conversion price applicable to the shares of Series B-1 Preferred Stock and the exercise price applicable to the related warrants. We also agreed to issue to the Series B-1 investors additional warrants to purchase a total of 450,000 shares of common stock at an exercise price equal to the conversion price applicable to the Series B-1 Preferred Stock. The modified conversion price for the Series B-1 Preferred Stock is the sum of $0.37 per share plus 2% of the amount, if any, by which the closing sale price of the common stock on the date of conversion exceeds $0.37. As part of the repricing transaction, the shares of Series B-1 Preferred Stock and the related warrants can hereafter be immediately exercised or converted into common stock at any time in the discretion of the holder. As of the date hereof, there is approximately $2.5 million of Series B-1 Preferred Stock outstanding.

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

As of December 31, 2006, we had net operating loss carryforwards of approximately $ 75.6 million for federal income tax purposes, which will expire at various dates through 2025. Our ability to utilize all of our net operating loss and credit carryforwards may be limited by changes in ownership. Specifically, management believes that deemed changes in ownership resulting from our recent equity financings will likely prevent us from using part or all of the net operating losses and credit carryfowards under the IRS change in ownership rules. We have recognized a full valuation allowance against these deferred tax assets because we have determined that it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets.

In February 2007, we raised $380,000 in cash proceeds through the issuance of short-term working capital notes to three accredited investors, including Nat Kannan, our Chief Executive Officer and Chairman, who personally invested $50,000 in the financing. The notes bear interest at 10% and are due and payable on the earlier of June 30, 2007 or within three days of the date that we receive the approximately $1.5 million payment we are entitled to be paid under our subcontract with the prime contractor to the U.S. Department of Veterans’ Affairs (the “VA”). We expect to receive this payment under the VA contract in the second quarter of 2007.

Contractual Obligations

Our future liquidity and capital resources will be affected by our contractual obligations. Our significant contractual obligations as of December 31, 2006 are for debt, operating leases, capital leases and purchase obligations. These obligations are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	2007	2008 – 2010	2011 – 2013	2014 and Thereafter
Notes payable(1)(2)	$4,113,776	$1,270,037	$2,843,739	$—	$—
Operating lease obligations	1,887,818	670,860	1,216,958	—	—
Capital lease obligations	63,449	30,456	32,993	—	—
Purchase obligations	150,000	75,000	75,000	—	—
Total contractual obligations	$6,215,043	$2,046,353	$4,168,690	$—	$—

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

(2)          In September 2006 we completed a $3.0 million private placement of convertible notes and warrants. Under the terms of this financing we issued a Senior Secured Convertible Note to the investor for $3.0 million. The Note bears interest at 10% per annum and matures 30 months from the date of issuance. We must begin making monthly installment payments of interest and principal beginning ten months from the date of issuance. The indebtedness represented by the Note is secured by a blanket lien on substantially all of our assets and our subsidiary Prosoft Learning Corporation. The new indebtedness is senior to all of our existing indebtedness except for the our remaining senior indebtedness of approximately $1.0 million owed to SIAR Capital and the other holders of notes issued in our March 2004 financing. The indebtedness due under the Note can be accelerated upon a change of control or following an event of default, which includes customary events such as nonpayment of interest, failure to satisfy SEC registration obligations and breach of restrictive covenants. We may prepay or redeem the Note at any time upon repayment of 120% of the outstanding principal and accrued interest. The Note is convertible, at the election of the investor, into shares of our common stock at $0.30 per share. The Note was issued at 94% of par, resulting in gross proceeds to us (before deduction of placement agent fees and other transaction-related expenses) of $2.82 million.  As an additional inducement to the investor, we also issued a 5-year warrant to the investor to purchase up to 2,500,000 shares of common stock at $0.30 per share.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if we have not yet issued financial statements, including interim financial statements, in the period in which Interpretation No. 48 is adopted. We are currently evaluating the impact the adoption of this interpretation will have on our consolidated results of operations and financial position

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates is currently very minimal and relates primarily to any investments we may hold at various times. When investing, our purchases consist of highly liquid investments with maturities at the date of purchase generally no greater than 90 days and rarely ever more than twelve months, thus, due to the short-term nature of such investments and our usual intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on our results of operations. In addition, essentially all of our debt obligations are at fixed interest rates. Given the fixed rate nature of the debt, the impact of interest rate changes also would not have a material impact on our results of operations.  As a result of the Prosoft acquisition, we are currently exposed to currency translation risks. While this risk was immaterial in the second quarter of 2006 due to the late date of the acquisition (June 12, 2006), we expect to be exposed to a moderate level of currency translation risk in the future. For the six months ended December 31, 2006, approximately 11% of our revenues were denominated in Euros, exposing us to translation risks for this currency. An insignificant amount of revenue is currently denominated in pounds sterling and renmenbi, but this may become material in the future. We maintain no derivatives or other contracts to hedge or mitigate this risk.

Item 8.                        Financial Statements and Supplementary Data.

The information required by this item is included in this Report at pages F-1 through F-31. See Index to Consolidated Financial Statements on page F-1.

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

Item 9B.               Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file either:  (a) an amendment to this Form 10-K within 120 days after the end of its fiscal year; or (b) a definitive proxy statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10.                 Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Report.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has determined that Martin Maleska is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

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

Item 11.                 Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Proposal No. 1—Election of Directors—Corporate Governance Matters”, “Other Information—Executive Compensation”, “—Compensation of Directors”, “—Employment Agreements”, “—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

Item 13.                 Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading “Other Information—Certain Transactions” and “Proposal No. 1—Election of Directors—Corporate Governance Matters” in the Proxy Statement.

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

(b)   Exhibits.

Exhibit No.	Description
3.1(p)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(a)	Amended and Restated Bylaws, as currently in effect.
3.3(e)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, as filed in Delaware on September 13, 2006
4.1(a)	Form of Common Stock certificate.
4.2(b)**	2006 Equity Incentive Plan
10.9(a)**	1996 Stock Plan
10.90(c)	Form of warrant issued in connection with the conversion of VCampus preferred stock.
10.91(k)	Purchase Agreement dated March 23, 2004 for the $5.3 million private placement
10.92(k)	Form of Series A Senior Secured Convertible Note issued on March 23, 2004
10.93(k)	Form of Series B Senior Secured Convertible Note issued on March 23, 2004
10.94(k)	Form of Warrant issued on March 23, 2004 in connection with the $5.3 million private placement
10.95(k)	Registration Rights Agreement dated March 23, 2004 entered into in connection with the $5.3 million private placement
10.96(k)	Security Agreement dated March 23, 2004 entered into in connection with the $5.3 million private placement
10.97(d)*	Content Client License Agreement between VCampus and Net Dimensions Limited dated February 24, 2004
10.98(d)	Settlement Agreement and Release between VCampus and Park University dated May 3, 2004
10.99(g)	VCampus’ standard form of Online Content Conversion and Distribution Agreement (also known as the form of Select Partner Agreement)
10.100(g)	Form of Subscription Agreement, dated March 30, 2005, between VCampus and each of the Purchasers

10.101(g)	Registration Rights Agreement, dated March 30, 2005, among VCampus and the Purchasers.
10.102(g)	Form of Warrant issued by VCampus to each of the Purchasers on March 30, 2005.
10.103(h)	Form of Subscription Agreement for December 2005 financing
10.104(h)	Form of Warrant for December 2005 financing
10.105(h)	Registration Rights Agreement for December 2005 financing
10.106(h)	Certificate of Designations of the Series A-1 Convertible Preferred Stock
10.107(i)**	Employment Agreement with Narasimhan P. Kannan dated December 30, 2005.
10.109(j)	Amendment to Certificate of Designations of the Series A-1 Convertible Preferred Stock
10.110(j)	Certificate of Designations of the Series B-1 Convertible Preferred Stock
10.111(j)	Form of Subscription Agreement for the Series B-1 Preferred Stock financing
10.112(j)	Registration Rights Agreement for the Series B-1 Preferred Stock financing
10.113(j)	Form of Warrant issued in the Series B-1 Preferred Stock financing
10.114(j)*	Agreements representing the registrant’s renewal of its subcontract to continue performing services for the Department of Veterans’ Affairs.
10.115(l)	Acquisition and Reorganization Agreement dated April 11, 2006 between Prosoft Learning Corporation, ComputerPREP, Inc., and VCampus Corporation
10.116(l)	Letter Agreement dated April 11, 2006 regarding Reorganization and Acquisition of Capital Stock of Prosoft Learning Corporation
10.117(l)	Transition Services Agreement dated April 10, 2006 between Prosoft Learning Corporation and Benjamin M. Fink
10.118(m)	Securities Purchase Agreement for September 2006 Financing
10.119(m)	Registration Rights Agreement for September 2006 Financing
10.120(m)	Form of Warrant issued in the September 2006 Financing
10.121(m)	Form of Senior Secured Convertible Note issued in the September 2006 Financing
10.122(m)	Security Agreement for the September 2006 Financing
10.123(n)**	Amended and Restated Employment Agreement with Christopher L. Nelson dated effective as of October 1, 2006
10.124(o)	Amended and Restated Certificate of Designation of the Series B-1 Preferred Stock dated October 31, 2006
21.1	List of Subsidiaries
23.1	Consent of Reznick Group, P.C., Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.
99.7(f)	Audit Committee Charter.

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

(a)           Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-12135).

(b)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report for the quarter ended June 30, 2006.

(c)           Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(d)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(e)           Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(f)             Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed on June 1, 2001.

(g)           Incorporated by reference to the similarly numbered exhibit to the Registrant’s current report on Form 8-K filed on April 4, 2005.

(h)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed December 14, 2005.

(i)             Incorporated by reference to the Exhibits to the Registrant’s current report Form 8-K filed January 6, 2006.

(j)              Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(k)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(l)             Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed April 18, 2006.

(m)      Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed September 26, 2006.

(n)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s current report on Form 8-K filed October 27, 2006.

(o)          Incorporated by reference to the Exhibits to the Registrant’s current report on Form 8-K filed October 31, 2006.

(p)          Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333-108380 filed on July 19, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCAMPUS CORPORATION
By:	/s/ Narasimhan P. Kannan
Narasimhan P. Kannan, Chief Executive Officer

Date: April 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Narasimhan P. Kannan	Chairman and Chief Executive Officer	April 12, 2007
Narasimhan P. Kannan	(Principal Executive Officer)
/s/ Christopher L. Nelson	Chief Financial Officer	April 12, 2007
Christopher L. Nelson	(Principal Financial and Accounting Officer)
/s/ Edson D. deCastro	Director	April 11, 2007
Edson D. deCastro
/s/ Martin E. Maleska	Director	April 10, 2007
Martin E. Maleska
/s/ John Birdsong	Director	April 10, 2007
John Birdsong

VCAMPUS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of
VCampus Corporation

We have audited the accompanying consolidated balance sheets of VCampus Corporation and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VCampus Corporation and subsidiaries at December 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant operating losses and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Reznick Group, P.C.

Vienna, Virginia
April 11, 2007

VCAMPUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,488,159	$539,105
Accounts receivable, less allowance of $5,000 and $70,000 at December 31, 2005 and 2006, respectively	209,338	686,360
Loans receivable from related party	15,453	—
Prepaid expenses and other current assets	325,818	832,053
Total current assets	3,038,768	2,057,518
Property and equipment, net	313,880	325,741
Capitalized software costs and courseware development costs, net	1,308,577	223,965
Other assets	231,859	326,632
Other intangible assets, net	257,006	1,399,525
Goodwill	328,317	842,186
Total assets	$5,478,407	$5,175,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,182,585	$1,223,058
Accrued expenses	479,316	907,576
Notes payable	191,796	266,050
Accrued sales and use tax liability	—	400,000
Capital lease obligation	—	26,873
Deferred revenues	469,280	544,630
Accrued dividends payable to preferred stockholders	14,312	156,844
Total current liabilities	2,337,289	3,525,031
Long-term liabilities:
Notes payable—less discount and current portion	479,489	2,317,968
Capital lease obligation—net of current portion	—	31,550
Total liabilities	2,816,778	5,874,549
Commitments and contingencies:	—	—
Stockholders’ equity:
Series A-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $2,356,859; 5,000 shares authorized; 2,342 and 2,299 shares issued and outstanding at December 31, 2005 and 2006, respectively	23	23
Series B-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $3,825,360; 5,000 shares authorized; 0 and 2,484 shares issued and outstanding at December 31, 2005 and 2006, respectively	—	25
Common Stock, $0.01 par value per share; 50,000,000 shares authorized; 9,592,074 and 10,225,424 shares issued and outstanding at December 31, 2005 and 2006, respectively	95,921	102,254
Additional paid-in capital	105,418,644	114,874,543
Accumulated deficit	(102,852,959)	(115,664,417)
Accumulated other comprehensive loss	—	(11,410)
Total stockholders’ equity (deficit)	2,661,629	(698,982)
Total liabilities and stockholders’ equity (deficit)	$5,478,407	$5,175,567

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2004	2005	2006
Revenues:
Certification related revenues	$442,250	$691,171	$4,116,165
Learning portal revenues	4,055,265	3,354,808	2,682,706
Development and other revenues	366,344	518,484	646,662
Net revenues	4,863,859	4,564,463	7,445,533
Operating expenses:
Cost of revenues	1,356,699	1,730,892	2,559,289
Sales and marketing	1,895,340	1,723,313	2,507,854
Product development and operations	2,725,155	2,649,215	2,829,243
General and administrative	1,686,940	1,488,240	2,912,462
Depreciation and amortization	1,227,089	1,574,242	1,754,877
Sales and use tax assessment	—	—	400,000
Impairment of goodwill	—	—	328,317
Stock-based compensation	153,973	109,493	858,507
Total operating expenses	9,045,196	9,275,395	14,150,549
Loss from operations	(4,181,337)	(4,710,932)	(6,705,016)
Other income	183,210	—	—
Interest expense, net	(2,581,289)	(1,155,395)	(919,944)
Net loss	(6,579,416)	(5,866,327)	(7,624,960)
Dividends to preferred stockholders	—	(14,312)	(5,186,495)
Net loss attributable to common stockholders	$(6,579,416)	$(5,880,639)	$(12,811,455)
Basic and diluted net loss per share	$(0.97)	$(0.63)	$(1.30)

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B-1 Convertible		Series A-1 Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	$—	—	$—	5,167,000	$51,670
Issuance of Common Stock	—	—	—	—	1,012,500	10,125
Issuance of Common Stock in connection with debt conversions	—	—	—	—	1,076,772	10,766
Exercises of options and warrants	—	—	—	—	1,132,617	11,326
Compensatory stock, stock options and warrants	—	—	—	—	72,197	724
Net loss	—	—	—	—	—	—
Balance at December 31, 2004	—	$—	—	$—	8,461,086	$84,611
Issuance of Series A-1 convertible Preferred Stock	—	—	2,342	23	—	—
Issuance of Common Stock	—	—	—	—	611,012	6,110
Issuance of Common Stock in connection with debt conversions	—	—	—	—	386,152	3,862
Exercises of options and warrants	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	133,824	1,338
Net loss	—	—	—	—	—	—
Dividends on convertible Preferred Stock	—	—	—	—	—	—
Balance at December 31, 2005	—	$—	2,342	$23	9,592,074	$95,921
Issuance of Series B-1 convertible Preferred Stock	2,484	25	—	—	—	—
Issuance of Common Stock	—	—	—	—	284,000	2,840
Issuance of Common Stock—conversion of Preferred Stock	—	—	(67)	—	—	—
Exercises of options and warrants	—	—	—	—	—	—
Compensatory stock, stock options and warrants	—	—	—	—	349,350	3,493
Issuance of Series A-1 convertible Preferred Stock	—	—	24	—	—	—
Net loss	—	—	—	—	—	—
Dividends on convertible Preferred Stock	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Balance at December 31, 2006	2,484	$25	2,299	$23	10,225,424	$102,254

VCAMPUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2003	$92,376,579	$(90,392,904)	$—	$2,035,345
Issuance of Common Stock	1,520,209	—	—	1,530,334
Issuance of Common Stock in connection with debt conversions	1,808,808	—	—	1,819,574
Exercises of options and warrants	1,932,957	—	—	1,944,283
Compensatory stock, stock options and warrants	4,093,685	—	—	4,094,409
Net loss	—	(6,579,416)	—	(6,579,416)
Balance at December 31, 2004	$101,732,238	$(96,972,320)	$—	$4,844,529
Issuance of Series A-1 convertible Preferred Stock	2,032,833	—	—	2,032,856
Issuance of Common Stock	894,340	—	—	900,450
Issuance of Common Stock in connection with debt conversions	625,579	—	—	629,441
Exercises of options and warrants	—	—	—	—
Compensatory stock, stock options and warrants	133,654	—	—	134,992
Net loss	—	(5,866,327)	—	(5,866,327)
Dividends on convertible Preferred Stock	—	(14,312)	—	(14,312)
Balance at December 31, 2005	$105,418,644	$(102,852,959)	$—	$2,661,629
Issuance of Series B-1 convertible Preferred Stock	2,413,975	—	—	2,414,000
Issuance of Common Stock	42,160	—	—	45,000
Issuance of Common Stock—conversion of Preferred Stock	—	—	—	—
Exercises of options and warrants	—	—	—	—
Compensatory stock, stock options and warrants	6,975,390	(4,664,536)	—	2,314,347
Issuance of Series A-1 convertible Preferred Stock	24,374	—	—	24,374
Net loss	—	(7,624,960)	—	(7,624,960)
Dividends on convertible Preferred Stock	—	(521,962)	—	(521,962)
Foreign currency translation	—	—	(11,410)	(11,410)
Balance at December 31, 2006	$114,874,543	$(115,664,417)	$(11,410)	$(698,982)

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2005	2006
Operating Activities
Net loss	$(6,579,416)	$(5,866,327)	$(7,624,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	290,050	300,067	245,074
Amortization	937,039	1,025,199	1,125,922
Bad debt expense	—	—	(1,586)
Impairment of capitalized software and courseware development costs	—	248,976	294,856
Impairment of other intangible assets	—	—	26,077
Impairment of goodwill	—	—	328,317
Non-cash stock option and stock warrant expense	153,973	109,493	858,507
Debt discount and deferred financing costs amortization	2,430,849	1,060,057	835,630
Interest expense paid with stock	117,992	42,400	—
Settlement of accounts payable and accrued expenses	(183,210)	—	—
Increase (Decrease) in allowance for doubtful accounts	—	(584)	43,839
Changes in operating assets and liabilities net of effect of acquisitions:
Accounts receivable	7,429	74,346	53,894
Prepaid expenses and other current assets	116,053	315,812	(336,013)
Other assets	1,118	44,541	346,072
Accounts payable and accrued expenses	(541,359)	838,972	(608,482)
Deferred revenues	(159,445)	(381,838)	74,372
Net cash used in operating activities	(3,408,927)	(2,188,886)	(4,338,481)
Investing Activities
Purchases of property and equipment	(305,374)	(90,284)	(145,302)
Proceeds from the sale of property and equipment	1,324	—	—
Acquisition of Prosoft, net of cash required	—	—	(1,508,280)
Capitalized software and courseware development costs	(931,497)	(622,510)	(27,515)
Proceeds from loans receivable from related party	36,000	36,000	15,453
Interest on loans receivable from related party	(2,038)	(1,670)	—
Proceeds from loans receivable	74,252	—	—
Net cash used in investing activities	(1,127,333)	(678,464)	(1,665,644)
Financing Activities
Proceeds from issuance of Common Stock	3,474,614	900,450	—
Proceeds from the issuance of Series A-1 convertible Preferred Stock, net of offering costs	—	2,032,856	—
Proceeds from the issuance of Series B-1 convertible Preferred Stock, net of offering costs	3,384,166	—	2,230,000
Proceeds from notes payable	—	—	2,687,327
Payments on capital lease obligations	—	—	(14,745)
Payment of dividends	—	—	(171,053)
Repayments of notes payable	(225,000)	(210,301)	(665,088)
Net cash provided by financing activities	6,633,780	2,723,005	4,066,441
Net effect of exchange rate changes on cash and cash equivalents	—	—	(11,370)
Net increase (decrease) in cash and cash equivalents	2,097,520	(144,345)	(1,949,054)
Cash and cash equivalents at the beginning of the year	534,984	2,632,504	2,488,159
Cash and cash equivalents at the end of the year	$2,632,504	$2,488,159	$539,105
Supplemental cash flow information:
Interest paid	$43,530	$66,703	$98,956

The accompanying notes are an integral part of the consolidated financial statements.

VCAMPUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

VCampus Corporation (the “Company”) was incorporated in Virginia in 1984 and reincorporated in Delaware in 1985. VCampus Corporation develops courseware and manages and hosts Internet-based learning environments for professional credentialing and certification organizations, corporations, government agencies, and associations. The Company’s services cover a broad range of e-Learning programs, from registration, enrollment and course delivery  to custom course development, e-commerce and publishing, as well as tracking of students’ progress, reporting of results and production of certificates of completion.

Current Operating Conditions and Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described more fully below, certain significant factors raise substantial doubt about the Company's ability to continue to operate as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. A significant portion of the Company's assets consist of intangibles related to courseware, customer relationships and goodwill, all of which are primarily related to the ProSoft acquisition. Should the Company be unable to continue as a going concern, the amount at which these assets might be recovered in a forced sale could be significantly less than the amounts at which they are recorded in the accompanying balance sheet. As of December 31, 2006, the Company had a $1.47 million working capital deficiency and has sustained recurring losses from operations. From inception, the Company has met its liquidity and capital expenditure needs primarily through the proceeds from sales of common stock, preferred stock and convertible debt in both public and private offerings, and to a lesser extent from borrowings.

While the Company currently operates as a going concern, certain significant factors raise substantial doubt about the Company’s ability to continue to operate as a going concern. The Company has incurred significant losses since inception. The Company continues to rely on additional financing to fund its continuing operations. Management has found additional financings more challenging to arrange and with less desirable terms than in past financings. Management expects these challenges to remain and possibly increase until operating conditions improve. As such, management can provide no assurance that it will be successful in raising additional capital necessary to sustain operations. The Company expects negative cash flow from operations to continue until its revenue streams mature. The Company has a significant unresolved tax liability described below. Past financings require significant ongoing cash payments for dividends, interest and principal. Existing lenders have alleged certain defaults under the Company’s debt instruments, which, if successfully pursued, could lead  to the acceleration of the indebtedness due under those instruments. These factors, among others, raise substantial doubt about the Company’s ability to continue to operate as a going concern.

Management’s Plans to Address Operating Conditions

Management’s plans to address these conditions consist of the following:

•       Raise up to $6 million or more in additional capital before the end of the third quarter of 2007. With the current demands on the Company’s cash based on the operating conditions discussed above, the Company must raise capital in the short term to continue operations and meet its obligations. The Company is currently engaged in ongoing discussions with existing and new investors  who have expressed an interest in, among other things, funding the international expansion opportunities for the Company’s certification products.

•       Maintain tight cost controls and continue to operate under a closely monitored budget approved by the Board of Directors. Management believes it has exhausted most meaningful opportunities for cutting operating costs and must now manage the Company at the current operating cost level to sustain operations. Management’s plan is to pursue opportunities to grow the business without a proportional increase in operating expenses and overhead.

•       Increase international sales of current Prosoft certification products. The Company has witnessed increasing demand for US-based credentials in international markets. Specifically, the Company has experienced success in the adoption of the CIW certification through its partner in Japan. The Company intends to ramp-up its current sales and marketing efforts in China through a network of affiliates and in Europe and other Asian markets through further development of its sales location in Limerick, Ireland, as well as through an Asian market partner.

•       Opportunistically grow sales to the Federal Government. The Company now has one of the largest LMS installations in the Federal Government e-Learning market and the Company believes that the successful operation of this system represents an outstanding reference within the Federal Government for attracting more business in this market. The Company plans on leveraging this success and attempting to replicate it in other departments and agencies of the Federal Government using the existing account management team.

Dependency on Additional Financing and Operating Improvement to Continue Operation

If additional capital is not obtained and revenues do not increase significantly in the near future, the Company would likely be unable to continue as a going concern. Management is committed to continuing to reduce expenses to the extent possible while still allowing for sufficient resources to meet projected sales levels.

The Company’s future capital requirements will depend on many factors, including, but not limited to, the risk that the Company’s operating cash flow, combined with proceeds from any future financings, will be sufficient to meet substantial principal, interest and dividend payment obligations and the timing and the acceleration of any debt repayments that might arise as a result of certain alleged defaults. Among the operating factors influencing these capital requirements are the costs associated with the continuing integration of the Prosoft acquisition, the cost associated with the conversion of Prosoft’s course material to an online format, acceptance of and demand for products and services, market demand for technology upgrades and the types of arrangements that the Company may enter into with customers and agents.

Sales and Use Tax Issue with the Commonwealth of Virginia

In April 2006, the Company received notice that the Virginia Department of Taxation denied VCampus’ request for correction of the retail sales and use tax assessment issued to VCampus as a result of an audit for the period August 1998 through October 2001. Based on this ruling, together with VCampus’ estimate of its liability for additional sales and use tax from the end of the audit period in October 2001 to March 31, 2006, the Company has recorded a charge of $400,000 In August 2006, the Virginia Department of Taxation accepted an offer in compromise from the Company, thus reducing the amount of the liability to $252,477, payable in 36 monthly installments of $7,013. However, the settlement is subject to the Department’s post-audit verification of the Company’s calculation of additional sales and use tax from October 2001 to March 2006. The department’s verification proceedings are currently under way and pending the final resolution of the amount due, the Company has not made any adjustments to the previously recorded liability of $400,000.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” as amended by Statement of Financial Accounting Standards (SFAS) No. 94, “Consolidation of all Majority-Owned Subsidiaries.” The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule ownership, directly or indirectly, of more than fifty percent of the outstanding voting shares is a condition pointing towards consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or shareholders’ equity as previously reported.

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

Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issuances giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2006, the Company believes the carrying amount of its long-term debt approximates its fair value since the interest rate of the debt approximates a market rate.

Cash and Cash Equivalents

Cash equivalents, consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The Company remeasures the monetary assets and liabilities of its foreign subsidiaries, which are maintained in the local currency ledgers, at the rates of exchange in effect at month end. Revenues and expenses recorded in the local currency during the period are translated using average exchange rates for each month. Non-monetary assets and liabilities are translated using historical rates. Resulting adjustments from the remeasurement process are included in Other Comprehensive income (loss).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality

With respect to accounts receivable, the Company performs ongoing credit evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses.

In 2004, three customers individually accounted for approximately 27%, 25% and 21% of net revenues, In 2005, two customers individually accounted for 36% and 20% of net revenues and in 2006 the same two customers individually accounted for 25% and 8% of net revenues.

Two customers individually represented 37% and 12% of accounts receivable at December 31, 2005. Two customers individually represented 15% and 11% of accounts receivable at December 31, 2006.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of two to seven years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life. Depreciation expense on equipment obtained under capital lease obligations is included with depreciation expense for similar types of equipment. Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred. Depreciation expense was $290,050, $300,067 and $231,270 for 2004, 2005 and 2006, respectively.

Capitalized Software and Courseware Development Costs

During 2004, 2005 and 2006, the Company capitalized certain software and courseware development costs. The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. The Company capitalizes costs incurred during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the vcampus or courseware, typically two to three years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events.

During 2004, 2005 and 2006, the Company recognized amortization of capitalized software and courseware development costs of $758,047, $891,702 and $724,773,  respectively. During 2006, the Company wrote off $70,573 in unamortized capitalized software development costs for a portion of its VCampus platform, as a result of impairment analyses conducted by the Company. During the 2005 and 2006, the Company wrote off $248,976 and $316,776, respectively, in unamortized capitalized courseware development costs, as a result of impairment analyses conducted by the Company. The Company determined that the impairment charges were necessary because the carrying amount of the assets exceeded the Company’s determination of the fair value of the assets. The write-offs have been included in depreciation and amortization expense in the 2005 and 2006 statements of operations.

Web Site Development Costs

The Company accounts for web site development costs in accordance with Emerging Issues Task Force (EITF) Issue No. 00-2, “Accounting for Web Site Development Costs”. In 2004, 2005 and 2006 all web site development costs were incurred in the operating stage, including maintenance and minor enhancements and upgrades, and were expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies’ net tangible assets at the dates of acquisition.

The Company performs its annual goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, during its fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the Company’s 2005 annual goodwill impairment test, the Company considered its market capitalization on the date of the impairment test (since the Company has only one reporting unit) and determined that no goodwill impairment existed. During 2006, the Company determined that there were indicators of impairment to the carrying value of goodwill, principally from continued losses from operations and the significant decline in the Company’s stock price and market capitalization. The Company performed the two-step process described in SFAS No. 142 to assess its goodwill for impairment and recorded a charge of $328,317 relating to goodwill impairment, which is recorded as a component of operating loss in the accompanying consolidated statement of operations. The amount of goodwill impairment was based on the fair value of the Company representing its only reporting unit utilizing a valuation based on both the discounted cash flow and market approach.

During 2006, the Company also determined there were indicators of impairment to the unamortized intangible assets. The Company wrote off $26,077 in unamortized other intangible assets as a result of an impairment analysis conducted by the Company. The write-off has been included in depreciation and amortization expense in the 2006 statements of operations.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the future discounted cash flows compared to the carrying amount of the asset.

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

Indebtedness with Detachable Warrants and Beneficial Conversion Feature

The Company has accounted for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion (APB) No. 14, whereby the Company separately measured the fair value of the indebtedness and the detachable warrants and allocated the total proceeds on a pro-rata basis to each. The proceeds allocated to the detachable warrants are credited to paid-in capital and the discount from the face value of the indebtedness is amortized over the estimated life of the indebtedness.

In accordance with the provisions of EITF No. 98-5 and EITF No. 00-27, the Company allocated a portion of the proceeds received to the embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible indebtedness and the fair value of the underlying common stock on the date the convertible indebtedness was issued. Since the convertible indebtedness also had detachable stock purchase warrants, the Company first allocated the proceeds to the stock purchase warrants and the convertible indebtedness and then allocates the resulting convertible indebtedness proceeds between the beneficial conversion feature, which was accounted for as paid-in capital, and the initial carrying amount of the convertible indebtedness. The discount resulting from the beneficial conversion feature is amortized over the estimated life of the convertible indebtedness.

Registration Rights Agreements

In connection with the sale of certain debt and equity instruments, the Company has entered into a number of registration rights agreements. Generally, these agreements require the Company to file registration statements with the Securities and Exchange Commission (SEC) to register the resale of common shares that may be issued to selling stockholders on conversion of debt or preferred stock, to permit resale of common shares previously sold under an exemption from registration or to register the resale of common shares that may be issued on exercise of outstanding options or warrants.

These  registration rights agreements sometimes require the Company to pay liquidated damages for any time delay in filing the required registration statements or a delay in the registration statements becoming declared effective or subsequently being suspended in excess of some agreed-upon period of time. These liquidated damages are generally expressed as a fixed percentage, per month, of the original investment amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company accounts for these liquidated damages as a contingent liability and not as a derivative instrument. Accordingly, the Company recognizes the liquidated damages when it becomes probable that they will be incurred. Any penalties are expensed over the period to which they relate.

The Company was required to pay liquidated damages at the rate of 1% per month (based on the gross proceeds received through the issuance of 2,300 shares of Series A-1 convertible Preferred Stock) until such time as a Form S-1 registration statement was declared effective. The Company has accrued $82,658 in liquidated damages, which is included in accrued expenses in the accompanying consolidated balance sheet at December 31, 2006.

Revenue Recognition and Deferred Revenue

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

Online tuition revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. SAB No. 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. Online tuition revenues are generated primarily through two types of contracts: (i) time-based subscriptions and (ii) usage-based contracts. Under subscription contracts, revenue is recognized ratably (on a straight-line basis) over the subscription period. For usage contracts, revenue is recognized upon enrollment in a course. Once a student has enrolled in a course, he generally cannot cancel delivery of a course or receive a refund. On rare occasions, we may extend the subscription length for a specific student’s course at no charge. Initial set-up fees related to all online tuition services are recognized ratably (on a straight-line basis) over the contract term.

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

The Company sometimes recognizes development and other revenues as a separate element of an arrangement with a customer that also contains an element to provide courseware delivery services. The SEC Staff believes that the best indicator that a separate element exists is that a vendor sells or could readily sell that element unaccompanied by other elements. The Company has a history of selling courseware development and conversion services unaccompanied by other elements. Further, EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”, states that a deliverable should be segmented and accounted for separately from the remainder of the arrangement if: (1) there is objective and reliable evidence of the fair value of the element and (2) the element does not affect the quality of use or the value of the other elements and the element can be purchased from an unrelated vendor without effecting the quality of use or value of the other elements. The Company believes that the hourly rates charged for development revenues are consistent and represent the fair value of these services.

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

Royalties are classified as a cost of revenues and amounted to approximately $1,198,000, $1,342,000 and $991,000 during the years ended December 31, 2004, 2005 and 2006, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $70,000, $132,000 and $138,000 for the years ended December 31, 2004, 2005, and 2006 respectively.

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and the related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2005), “Share-Based Payment” (SFAS 12R), using the modified prospective transition method. Under the  modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results of prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was approximately $722,507  more than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per common share for the year ended December 31, 2006 were each approximately $0.09 more than if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the years ended December 31, 2004 and 2005. The reported and pro forma net loss and net loss per common share for the year ended December 31, 2006 are the same because stock-based compensation is calculated under the provisions of SFAS 123R. The amounts for the year ended December 31, 2006 are included in the following table only to provide net loss and net loss per common share for a comparative presentation to the period of the previous year. The pro forma disclosure for the years ended December 31, 2004 and 2005 utilized the Black-Scholes option-pricing formula to estimate the value of the respective options with such value recognized as expense over the options’ vesting periods.

	2004	2005	2006
Pro forma net loss attributable to common stockholders:
As reported	$(6,579,416)	$(5,880,639)	$(12,811,455)
Add: Stock-based compensation included in reported net loss attributable to common stockholders	153,973	109,493	—
Deduct: Stock—based compensation expense determined under fair value based method for all awards	(3,212,044)	(2,185,731)	—
Pro forma net loss attributable to common stockholders	$(9,637,487)	$(7,956,877)	$(12,811,455)
Net loss attributable to common stockholders per common share:
Basic and diluted—as reported	$(0.97)	$(0.63)	$(1.30)
Basic and diluted—pro forma	$(1.42)	$(0.86)	$(1.30)

The weighted average fair value of the options at the date of grant during 2004, 2005 and 2006 was $1.94, $0.96 and $0.30, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
Dividend yield	0%	0%	0%
Expected Volatility	130%	132%	132%
Average risk-free interest rate	3.87%	4.15%	4.76%
Expected term	8 years	8 years	8 years
Forfeiture rate	0%	0%	0%

Dividend yield—The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company based its estimate of expected volatility for the twelve months ended December 31, 2006 on the sequential historical daily trading data of its common stock for a period equal to the expected life of the options granted. The selection of the historical volatility approach was based on available data indicating the Company’s historical volatility is as equally representative of irs future stock price trends as is implied volatility. Management has no reason to believe the future volatility of the Company’s stock price is likely to differ from its past volatility.

Risk-free interest rate—This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.

Expected life of the options—This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the year ended December 31, 2006 have a maximum term of ten years.

Forfeiture rate—This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data.

The compensation cost that has been recognized in the consolidated statements of operations for the Company’s stock option plans for the year ended December 31, 2006 was $858,507. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

As of December 31, 2006, there was $1,179,805 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. The cost is expected to be recognized through December 2010 with a weighted average recognition period of approximately 1.7 years.

Income Taxes

The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Because the realization of tax benefits related to the Company’s net deferred tax asset is uncertain, a full valuation allowance of $31,085,000 has been provided against the net deferred tax asset.

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

Foreign Operations

Substantially all of the Company’s material identifiable assets are located in the United States. Revenues derived from international sales were $842,097 for the years ended December 31, 2006. Substantially all international sales are denominated in U.S. dollars.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

In September 2006, the SEC issued SAB No. 108, “Quantifying Misstatements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the

“roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position and results of operations.

In December 2006, the FASB issued FASB Staff Position on No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”, which defines that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, the adoption of FSP EITF 00-19-2 will have on its consolidated results of operations and financial condition.

Comprehensive Net Income (loss)

Comprehensive net income (loss) is the result of foreign currency translation adjustments for foreign operations from the 2006 Prosoft acquisition. The components of comprehensive net income (loss) for 2004, 2005 and 2006 are as follows:

	2004	2005	2006
Net Loss	$(6,579,416)	$(5,866,327)	$(7,624,960)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(11,410)
Comprehensive loss	$(6,579,416)	$(5,866,327)	$(7,636,370)

Non-Cash Financing Activities

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

In 2006, the Company issued 134,000 shares of common stock upon voluntary conversions of 67 shares of Series A-1 convertible Preferred Stock at $0.50 per share.

In 2006, the Company issued 24.375 shares of A-1 convertible Preferred Stock in satisfaction of accrued and unpaid dividends to certain Series A-1 investors pursuant to their consent to receive cash dividends in additional shares of Series A-1 convertible Preferred Stock.

In 2006, the Company issued 184 shares of Series B-1 convertible Preferred Stock in satisfaction of accrued and unpaid dividends to certain Series B-1 investors pursuant to their consent to receive cash dividends in additional shares of Series B-1 convertible Preferred Stock.

In 2006, the Company issued 328,823, 20,527 and 150,000 shares of common stock with values of $127,498, $8,500 and $46,500 in satisfaction of accounts payable to financial advisors, directors and bridge loan lenders, respecitvely.

In 2006, the Company declared and accrued $156,844 of dividends on its Series A-1 and B-1 convertible Preferred Stock.

3. Acquisition of Prosoft Learning Corporation

On June 12, 2006, the Company completed its acquisition of Prosoft pursuant to the Acquisition and Reorganization Agreement dated as of April 11, 2006. Pursuant to the Acquisition and Reorganization Agreement, the Company acquired all of the outstanding common stock of Prosoft for $1,800,000 in cash, together with one-year promissory notes in the principal amount of $300,000, subsequently adjusted to $1,394,722 in cash and $120,225 in outstanding principal under the notes, respectively, to offset Prosoft’s negative working capital (as subsequently adjusted) of $585,053 as provided by the terms of the Asset Purchase Agreement. The effective purchase price of Prosoft before transaction costs was $1,425,380, net of Prosoft’s June 12, 2006 cash balance of $89,566. The Company has included the financial results of Prosoft in its consolidated financial statements beginning June 12, 2006.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Assets acquired and liabilities assumed were recorded at their fair values as of June 12, 2006. The total purchase price was $1,764,947, including the acquisition-related transaction costs of approximately $250,000. Acquisition-related transaction costs include legal and accounting fees, and other external costs directly related to the merger.

Purchase Price Allocation

Under the purchase method of accounting, the total estimated purchase price as shown in the table below was allocated to Prosoft’s net tangible and intangible assets based on their estimated fair values as of June 12, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price was based upon a valuation and the Company’s estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. Based on independent third party valuations, and other factors as described above, the estimated purchase price was allocated as follows:

Cash and cash equivalents	$89,566
Accounts receivable	573,167
Prepaid expenses and other current assets	98,836
Property and equipment	111,558
Accounts payable and accrued expenses	(1,431,198)
Capital lease obligation	(73,168)
Net tangible assets to be acquired	(631,239)
Definite-lived intangible assets acquired	1,554,000
Goodwill	842,186
Total estimated purchase price	$1,764,947

Of the total estimated purchase price, $1,554,000 has been allocated to definite-lived intangible assets acquired. Definite-lived intangible of $1,554,000 consist of  developed content of $1,129,000, the value assigned to Prosoft’s customer relationships of $178,000 and the value assigned to Prosoft’s and trade names of $247,000.

The value assigned to Prosoft’s developed content and customer relationships was determined by estimating the cost to recreate such content and relationships. The value assigned to Prosoft’s trade names was determined by discounting the net cash flows associated with the names. The Company determined that a discount rate of 25% was appropriate for valuing the existing trade names. VCampus expects to amortize the value of Prosoft’s developed content, customer relationships and trade names on a straight-line basis over an estimated useful life of three years.

Amortization expense related to Prosoft definite-lived intangible assets for the years ended December 31, 2007, 2008 and 2009 is expected to be approximately $518,000, $518,000 and $233,100, respectively.

Of the total estimated purchase price, approximately $842,186 has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.

Pre-Acquisition Contingencies

The Company has currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Prosoft on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets.

	2005	2006
Total revenues	$11,128,170	$10,725,547
Net loss	$(8,571,599)	$(14,680,481)
Net loss attributable to common shareholders	$(8,585,911)	$(19,866,976)
Basic net loss per common share .	$(0.93)	$(2.02)
Diluted net loss per common share .	$(0.93)	$(2.02)

4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2005	2006
Computer and office equipment	$2,518,702	$4,039,083
Software	1,311,325	2,743,813
Leasehold improvements	105,598	484,571
Furniture and fixtures	656,419	1,089,369
	4,592,044	8,356,836
Less accumulated depreciation and amortization	(4,278,164)	(8,031,095)
Total property and equipment, net	$313,880	$325,741

Equipment recorded under capital lease obligations aggregated $81,824 at December 31, 2006. Accumulated depreciation of assets under capital lease obligations totaled $25,000 at December 31, 2006.

5. Capitalized Software and Courseware Development Costs

Capitalized software and courseware development costs consists of the following:

	December 31,
	2005	2006
Capitalized software costs	$5,008,247	$5,008,247
Capitalized courseware development costs	2,323,305	2,350,421
	7,331,552	7,358,668
Less accumulated amortization	(6,022,975)	(7,134,703)
Total capitalized software and courseware developments costs, net	$1,308,577	$223,965

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consists of the following:

	December 31,
	2005	2006
Goodwill	$328,317	$842,186
Developed content	$523,800	$1,652,800
Trademarks and names	904,720	1,151,720
Customer base	304,820	482,820
Subtotal	1,733,340	3,287,340
Less accumulated amortization	(1,476,334)	(1,887,815)
Other intangible assets, net	$257,006	$1,399,525

Intangible assets from acquisitions are amortized on a straight-line basis over an estimated useful life of three years. Amortization expense related to intangible assets totaled $178,998, $133,496 and $411,481 for the years ended December 31, 2004, 2005 and 2006, respectively. Amortization expense related to intangible assets for the years ended December 31, 2007, 2008 and 2009 is expected to be approximately $569,000, $562,000 and $269,000, respectively.

7. Loans Receivable from Related Party

At December 31, 2005, the Company had an unsecured loan receivable from a Company officer. The amount receivable at December 31, 2005 was $15,453. The Company accrued interest on the loan receivable at a rate of prime less 1% payable monthly. During 2006 the note was repaid in its entirety. Interest income related to loan receivable amounted to $2,038, $1,670 and $135 during the years ended December 31, 2004, 2005 and 2006, respectively. The amount repaid on loan receivable was $36,000 in each of 2004 and 2005 and $15,453 in 2006.

8. Notes Payable

In December 2001 and January 2002, the Company raised $925,000 through the issuance of 8% debentures together with five-year, fully vested warrants to purchase 132,143 shares of common stock at $4.00 per share. The Company allocated the proceeds of the offering to the debentures and the warrants based on their relative fair values using the Black-Scholes option pricing model. The amount allocated to the warrants ($335,841 and $40,708 for the 2001 and 2002 funding, respectively), was recorded as a debt discount and was amortized to interest expense using the effective interest method over the period the debentures were outstanding. In March 2002, the Company issued 1,458,413 shares of Series F-1 Preferred Stock and five-year fully vested warrants to purchase 14,584 shares of common stock at $4.00 per share in exchange for the cancellation of a note in the original principal amount of $500,000 plus $10,445 in accrued interest. In May 2002, the Company issued of 5,878 shares of Series F-2 Preferred Stock plus a warrant to purchase 5,878 shares of common stock at $4.00 per share, in exchange for the cancellation of a convertible promissory note in the principal and accrued interest amount of $205,730. Upon shareholder approval of the debt financing, the Company recorded an additional $91,563 of debt discount for the instruments’ beneficial conversion feature. The debt discount was fully amortized at December 31, 2004. Principal and accrued interest under the debentures was due and payable at December 31, 2003. The debentures were convertible into shares of the Company’s common stock at the election of the holders at a conversion price of $3.50 per share. In March 2004, the Company repaid the entire principal of $225,000 and accrued interest of approximately $40,000 under the debentures. As of December 31, 2004, these convertible debentures had been satisfied and no further amounts were due.

In March 2004, the Company raised $5,000,000 in gross cash proceeds through the private placement of 20 units, at a purchase price of $200,000 per unit, and Series B senior secured convertible notes in the aggregate principal amount of $1,000,000. Each unit consisted of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock. The Company issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. The Company issued to the Series B noteholders five-year warrants to purchase an aggregate of 383,439 shares of common stock. The exercise price for the warrants is $1.63 per share. Additionally, the Company issued one quarter unit to the lead investor’s counsel as payment for legal services. The Company allocated the proceeds from the issuance of the notes to the notes and to that subset of warrants allocated to the notes based on their relative fair values using the Black-Scholes option pricing model. The amount allocated to the warrants ($1,462,538) was recorded as a debt discount to be amortized to interest expense using the effective interest method over the period the notes are expected to be outstanding. The notes are convertible into shares of the Company’s common stock at the election of the holders at a conversion price of $1.63 per share. Total shares of common stock issued in connection with this private placement were 1,012,500. The fair value of the warrants allocated to the common stock on a pro-rata basis has been accounted for as cost of capital.

The terms of the financing included antidilution provisions to the effect that if and whenever in the period commencing after the issuance date (March 23, 2004) and ending 24 months thereafter (March 22, 2006) (the “Antidilution Period”), the Company issues or sells, or is deemed to have issued or sold, any shares of common stock, with the exception of specific customary issuances which are excluded, for a consideration per share less than the conversion price or exercise price in effect immediately prior to such time for the relevant shares, then concurrent with such dilutive issuance, the conversion price or exercise price for the notes and warrants, as the case may be, then in effect shall be reduced to an equal amount to the new securities issuance price.

Upon stockholder approval of the private placement in May 2004, the Company recorded an additional $2,187,087 of debt discount for the instrument’s beneficial conversion feature. In addition, $18,500 of principal of each of the Series A notes was converted into common stock at $1.63 per share and $100,000, or 50%, in principal of each of the Series B notes was converted into common stock at $1.63 per share. The total principal amount for both Series converted upon approval of the stockholders was $999,625, resulting in the issuance of 613,276 shares of common stock. The Company recorded a total of $2,650,000 of the placement as equity and $2,650,000 as senior debt. The notes mature on April 1, 2009 and bear interest at the rate of 8% per annum payable quarterly in cash or stock (valued at the conversion price) at VCampus’ option for the first year. Principal and interest on the notes are payable in cash over the following four years in quarterly installments. The note holders have alleged an event of default has occurred under the notes. The Company is continuing to negotiate with the note holders in an effort to reach an amicable resolution to the matter (see note 9). The principal and interest under these notes is subject to acceleration in the event of default under the notes, which events of default include, among other things, failure to:  (a) make payments when due; (b) timely issue shares upon conversion; (b) redeem shares upon a change of control; and (c)  satisfy ongoing registration obligations. Although the Company continues to believe these notes are not in default, the Company has been accruing a liability on its financial statements, starting in September 2006, based on the default rate of interest of 13% per year.

During 2005, an additional $541,809 of Series A and Series B senior secured convertible note principal was converted into 332,398 shares of common stock, respectively, resulting in $2,053,934 of aggregate principal from this financing converted as of December 31, 2005. The total outstanding principal remaining under these convertible notes as of December 31, 2005 and 2006 amounted to $1,385,390 and $989,565 respectively. The total unamortized debt discount associated with these notes as of December 31, 2005 and 2006 amounted to $714,105 and $359,550, respectively, resulting in a net liabilities balance on the notes of

$671,285 and $630,015, respectively, of which $191,796 and $161,120, respectively, is classified as a current liability on the financial statements.

The Company is required to maintain the effectiveness of a registration statement permitting the resale of the shares issuable upon conversion of the convertible notes and upon exercise of the related warrants. The Company filed such a resale registration statement on Form S-1 (File No. 333-133664) with the Securities and Exchange Commission, which was declared effective on December 19, 2006. If, following the effective date of the registration statement, the registration statement ceases to remain effective, or if the Company fails to deliver unlegended shares to the investors as and when required, the debentures would bear default interest at a rate of 13% per annum.

Interest due for the quarters ended June 30, September 30, December 31, 2004 and March 31, 2005 amounted to $205,634 and was paid through the issuance of an aggregate of 126,142 shares of common stock valued at $1.63 per share on July 1, 2004, October 1, 2004, January 1, 2005 and April 1, 2005, respectively.

During the year ended December 31, 2005, Company made cash payments aggregating $277,000 to the holders of these convertible debentures, which represented two quarterly installments. As of December 31, 2005, $1,385,390 of the principal amount of these convertible debentures remained outstanding. During the year ended December 31, 2006, the Company made cash payments aggregating $494,800 to the holders of these convertible debentures, which represented four quarterly installments. As of December 31, 2006, $989,565 of the principal amount of these convertible debentures remained outstanding.

In August 2006, the Company issued a $300,000 promissory bridge note to an accredited investor. The note bore interest at an annual rate of 10% and was payable upon the earlier of October 31, 2006 or the closing of a more permanent financing. The principal and interest was repaid from the proceeds of the September 2006 convertible debenture financing (see below). In connection with the note, the Company issued 150,000 shares of common stock to the same accredited investor as an inducement for the investment. The shares were valued at $45,000 using the closing price ($0.30) of the Company’s shares on the date of issuance. Accordingly, the Company recorded an additional interest charge related to the inducement. As of December 31, 2006, the promissory bridge note had been satisfied and no further amounts were due.

In September 2006, the Company entered into a Securities Purchase Agreement with one accredited investor pursuant to which VCampus completed a $3.0 million private placement of a convertible note and warrants. The convertible note bears interest at 10% per annum and matures 30 months from the date of issuance. The Company must begin making monthly installment payments of interest and principal beginning ten months from the date of issuance. The indebtedness represented by the convertible note is secured by a blanket lien on substantially all of the assets of the Company and its subsidiary Prosoft Learning Corporation. The new indebtedness is senior to all of the Company’s existing indebtedness except for the Company’s remaining senior indebtedness of approximately $1.0 million owed to SIAR Capital and the other holders of notes issued in the Company’s March 2004 financing. The indebtedness due under the convertible note can be accelerated upon a change of control or following an event of default, which includes customary events such as nonpayment of interest, failure to satisfy SEC registration obligations and breach of restrictive covenants. The Company may prepay or redeem the Note at any time upon repayment of 120% of the outstanding principal and accrued interest. The note is convertible, at the election of the investor, into shares of common stock at $0.30 per share. The convertible note was issued at 94% of par, resulting in gross proceeds to the Company (before deduction of placement agent fees and other transaction-related expenses) of $2.82 million.  As an additional inducement to the investor, the Company also issued a five-year warrant to the investor to purchase up to 2,500,000 shares of common stock at $0.30 per share. The Company filed a registration statement with the SEC to cover the resale of the shares of common stock issuable upon conversion of the note and exercise of the warrants issued in the financing. The Company paid the placement agent for the financing a fee of seven percent of the gross cash proceeds received by the Company in the financing, together with a warrant to purchase 940,000 shares of common stock at $0.30 per share.

Pursuant to antidilution protection provisions applicable to the investors in the Company’s Series A-1 preferred stock financing closed in December 2005, the conversion price for the Series A-1 preferred stock and the exercise price of the related warrants issued in connection therewith automatically adjusted to $0.30 per share upon completion of the September 2006 Financing. In exchange for an agreement by the holders of Series B-1 Preferred Stock to accept payment of certain dividends in additional shares of Series B-1 Preferred Stock instead of cash,  the Company agreed to adjust the conversion price for the Series B-1 preferred stock and the exercise price of the related warrants issued in connection therewith to a formula with a floor of $0.37 per share plus 2% of the amount by which the trading price of the common stock exceeds $0.37 per share on the date of conversion.

The securities issued in the September 2006 financing likewise have antidilution protection that would cause the conversion price or exercise price of such securities to automatically adjust to any lower price applicable to a future financing of VCampus.  The transaction documents limit the investor’s beneficial ownership of the Company to no more than 4.99% at any given time, subject to the investor’s waiver of such restrictive covenant upon giving at least 61 days notice to the Company.

The Company allocated the proceeds from the September 2006 financing to the convertible note and warrants on a pro rata basis based on their relative fair values using the Black-Scholes option pricing model. The amount allocated to the warrants ($551,020) was recorded as a debt discount and will be amortized to interest expense using the effective interest method over the period the convertible note is expected to be outstanding. The Company recorded an additional $651,020 of debt discount for the instruments’ beneficial conversion feature which will be amortized to interest expenses using the effective interest method over the period the convertible note is expected to be outstanding. The Company also recorded a discount (amortizable using the effective interest method over the period the convertible note is expected to be outstanding) of $180,000 representing the amount by which the face amount of the convertible note exceeded the proceeds from the convertible note. As of December 31, 2006, the unamortized aggregate discount for the note amounted to $1,170,209. In connection with the convertible debenture financing, the Company incurred an estimated $686,473 of financing costs primarily consisting of the seven percent placement agent fee, the fair market value of the warrant issued to the placement agent (using the Black Scholes method), legal and other costs. These costs will be amortized to interest expense using the effective interest method over the period the convertible notes are expected to be outstanding.

The Company is required to maintain the effectiveness of a registration statement permitting the resale of the shares issuable upon conversion of the convertible notes and upon exercise of the related warrants. The Company filed such a resale registration statement on Form S-1 (File No. 333-13808) with the Securities and Exchange Commission, which was declared effective on January 10, 2007. If, following the effective date of the registration statement, the registration statement ceases to remain effective for more than 20 consecutive trading days, the Company shall immediately reduce the then exercise price of each of the warrants by $0.11 and shall be further reduced by an additional $0.05 for each subsequent thirty (30) day period thereafter until the registration failure is cured.

As of December 31, 2006, future maturities of long-term debt obligations were as follows:

2007	$1,270,037
2008	2,195,826
2009	647,913
$4,113,776

9. Commitments and Contingencies

Leases

The Company leases office space and office equipment under non-cancelable operating lease agreements with various renewal options. Future minimum lease payments may be periodically adjusted based on changes in the lessors’ operating charges. Rent expense for the years ended December 31, 2004, 2005 and 2006 was $520,710, $521,959 and $726,644, respectively.

As of December 31, 2006, payments due under non-cancelable operating leases were as follows:

2007	$670,860
2008	575,111
2009	592,364
2010	49,484
$1,887,819

The Company also leases equipment under lease agreements which are capitalized using the interest rates appropriate at the inception of the lease. The related equipment is included in property and equipment and depreciated accordingly. Future minimum lease payments under capital lease obligations at December 31, 2006 are as follows:

2007	$30,456
2008	30,456
2009	2,538
Less amounts representing interest	(5,027)
Present value of net minimum payments	$58,423

Employment Agreements

The Company has entered into employment agreements with certain members of management. These agreements specify minimum annual salaries as well as objective-based and discretionary performance bonus amounts to be paid over the next year.

Purchase Commitment

In January 2005, the Company and a vendor extended a reseller agreement they had initially entered into in 2000, for another year. Pursuant to this extension, the Company was required to generate sales of the vendor’s courseware sufficient to generate royalties of $150,000. To satisfy its obligations under the extension, the Company paid the vendor $100,000 in cash in 2005 and was allowed to carry $50,000 of the paid-for but unsatisfied portion of its prior year commitment to this vendor into the twelve months ending January 30, 2006, which is the period of the renewal. As of December 31, 2005, the Company had fully satisfied the $150,000 commitment for the twelve months ending January 31, 2006 and owed the vendor an additional $41,763, which is included in accrued expenses on the consolidated balance sheet. In 2006 the Company extended the agreement for two additional years through January 31, 2009 for two $75,000 amounts to be paid in 2007 and 2008.

Alleged Default on Secured Convertible Notes

In February 2006, holders of a majority of the Company’s Series A and Series B secured convertible notes issued in March 2004 notified VCampus that they believe an event of default exists under the notes based on the Company’s failure to acknowledge their alleged right to have the conversion price on their notes reduced from $1.63 per share to $0.30 per share, which is the lowest potential reset conversion price for the Series A-1 Preferred Stock the Company issued to other investors in the December 2005 financing. The Company disputes the claims made by the note holders for a number of reasons, including the fact that their antidilution rights expire, pursuant to the express terms of the notes and warrants, prior to the price reset date on March 31, 2006, and hence they expire prior to the happening of the alleged event or contingency that might otherwise trigger their rights. Consequently, the Company believes the note holders’ allegations are without merit.

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

10. Composition of Certain Financial Statement Captions

Prepaid expenses and other current assets consists of the following:

	December 31,
	2005	2006
Deferred debt offering costs	$66,554	$488,543
Prepaid royalties	121,144	198,639
Prepaid maintenance contracts	49,668	41,965
Inventory	—	35,087
Other	88,452	107,819
	$325,818	$832,053

Other assets consists of the following:

	December 31,
	2005	2006
Deferred debt offering costs	$149,924	$244,697
Other	81,935	81,935
	$231,859	$326,632

Accrued expenses consists of the following:

	December 31,
	2005	2006
Accrued payroll and payroll taxes	$123,215	$251,642
Accrued vacation	35,965	114,484
Deferred rent	128,440	109,622
Accrued interest	27,708	112,083
Liquidated damages	—	82,658
Other	163,988	237,087
	$479,316	$907,576

Accrued payroll as of December 31, 2005 and 2006 primarily consists of earned but unpaid incentive compensation.

11. Stockholders’ Equity

Series A-1 Preferred Stock

In December 2005, the Company issued 2,300 shares of a newly created class of Series A-1 Preferred Stock at a purchase price of $1,000 per share to a group of accredited investors. The shares of Series A-1 Preferred Stock were initially convertible into common stock at a conversion price of $1.67 per share. In March 2006, the conversion price of the Series A-1 Preferred Stock and the exercise price of the related warrants reset to $0.61 per share per their terms. The number of shares issuable upon exercise of the warrants was also automatically adjusted from 1,032,929 to 2,827,864. In May 2006, following approval of the Series A-1 private placement by the Company’s stockholders, the conversion price of the Series A-1 Preferred Stock and the exercise price of the related warrants was further reset to $0.50 per their terms. In connection with this reset, the Company recorded a deemed dividend to the Series A-1 Preferred Stockholders in the amount of $1,031,703 in the second quarter of 2006, representing the beneficial conversion feature of the Series A-1 Preferred Stock and the incremental value of the warrants. As a result of the September 2006 convertible debenture financing (see note 8), the conversion price for the Series A-1 Preferred Stock and the exercise of the warrants issued under that financing’s terms was adjusted to $0.30 per share pursuant to their anti-dilution provisions. In connection with this reset, the Company recorded a deemed dividend to the Series A-1 Preferred Stockholders in the amount of $1,491,666 in the third quarter of 2006, representing the beneficial conversion feature of the Series A-1 Preferred Stock and the incremental value of the warrants.

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

The Company agreed to register the resale of shares of its common stock issuable to the investors and finders upon conversion of the preferred stock and exercise of the warrants issued in the private placement. Resale of the shares issuable upon conversion of the Series A-1 convertible Preferred Stock and exercise of the related warrants is registered under the Company’s Form S-1 registration statements (File Nos. 333-133664 and 333-138808) filed with the Securities and Exchange Commission, which were declared effective on December 19, 2006 and January  10, 2007, respectively. If the Company is unable to maintain the effectiveness of the registration statement related to the Series A-1 convertible Preferred stock for more than 30 days in any given year, the Company is obligated to pay investors liquidated damages in cash equal to 1.0% of the stated value of the Series A-1 convertible Preferred Stock per month. Liquidated damages will not accrue nor be payable for times during which the shares covered by the related prospectus are transferable by the holder pursuant to Rule 144(k) under the Securities Act of 1933, as amended.

In 2006, the Company issued 24.375 shares of A-1 convertible Preferred Stock in satisfaction of accrued and unpaid dividends to certain Series A-1 investors pursuant to their consent to receive cash dividends in additional shares of Series A-1 convertible Preferred Stock.

Series B-1 Preferred Stock

In March 2006, the Company completed a private placement of Series B-1 convertible Preferred Stock. Under the terms of this financing, the Company raised $2,300,000 in gross proceeds through the issuance of 2,300 shares of Series B-1 convertible Preferred Stock at a purchase price of $1,000 per share to two accredited investors. Under the terms of this financing, the Company also issued ten-year warrants to purchase 1,000,000 shares of common stock to the same accredited investors at an exercise price per share equal to the then applicable conversion price of the Series B-1 Preferred Stock. The warrants were initially first exercisable commencing four years from their issuance date. Initially, beginning three years from their date of issuance, the shares of Series B-1 Preferred Stock were convertible, at the option of their holders, into common stock based on a formula that yields a discount of between 10% and 37.5% to the last closing bid price of the common stock prior to the date of conversion, subject to a price floor of $1.64 per share. The shares of Series B-1 Preferred Stock are entitled to receive dividends paid quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6% (subsequently adjusted to 6.48%) of the net sales proceeds from two Prosoft courses. Each share of Series B-1 Preferred Stock has a liquidation preference equal to 150% of the purchase price paid for the share. The shares of Series B-1 Preferred Stock are non-voting. The Company obtained shareholder ratification for the financing at its 2006 annual meeting held in May 2006. Following the September 2006 convertible debenture financing (see note 8), the Company agreed to adjust the conversion price for the Series B-1 Preferred Stock and the exercise of the warrants issued under that financing’s terms to a formula with a floor of $0.37 per share plus 2% of the amount by which the trading price of the common stock exceeds $0.37 per share on the date of conversion. In connection with this reset, the Company recorded a deemed dividend to the Series B-1 Preferred Stockholders in the amount of $2,141,166 in the fourth quarter of 2006, representing the beneficial conversion feature of the Series B-1 Preferred Stock and the incremental value of the warrants.

The Company agreed to register the resale of shares of its common stock issuable to the investors and finders upon conversion of the preferred stock and exercise of the warrants issued in the private placement. Resale of the shares issuable upon conversion of the Series B-1 convertible Preferred Stock and exercise of the related warrants is registered under the Company’s Form S-1 registration statements (File Nos. 333-133664 and 333-138808) filed with the Securities and Exchange Commission, which were declared effective on December 19, 2006 and January 10, 2007, respectively. If the Company is unable to maintain the effectiveness of the registration statement related to the Series B-1 convertible Preferred Stock for more than 30 days in any given year, the Company is obligated to pay investors liquidated damages in cash equal to 1.0% of the stated value of the Series B-1 convertible Preferred Stock per month. Liquidated damages will not accrue nor be payable for times during which the shares covered by the related prospectus are transferable by the holder pursuant to Rule 144(k) under the Securities Act of 1933, as amended.

In 2006, the Company issued 184 shares of Series B-1 convertible Preferred Stock in satisfaction of accrued and unpaid dividends to certain Series B-1 investors pursuant to their consent to receive cash dividends in additional shares of Series B-1 convertible Preferred Stock.

Common Stock

In March 2004, the Company raised $5,000,000 in gross cash proceeds through the private placement of 20 units, at a purchase price of $200,000 per unit, and Series B senior secured convertible notes in the aggregate principal amount of $1,000,000. Each unit consisted of 50,000 shares of common stock (initially priced at $1.63 per share), a Series A senior secured convertible note in the original principal amount of $118,500 and a five-year warrant to purchase 61,350 shares of common stock. The Company issued an additional $250,000 of Series B senior secured notes in exchange for cancellation of existing short-term indebtedness in that amount. The Company issued to the Series B noteholders five-year warrants to purchase an aggregate of 383,439 shares of common stock. The exercise price for the warrants is $1.63 per share. Additionally, the Company issued one quarter unit to the lead investor’s counsel as payment for legal services. See the disclosures in note 8, “Notes Payable” on page F-[20] for further details of the March 2004 private placement.

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

In 2006, the Company issued 134,000 shares of common stock upon voluntary conversions of 67 shares of Series A-1 convertible Preferred Stock at $0.50 per share.

During 2006, in connection with the $300,000 promissory bridge note to an accredited investor, the Company issued 150,000 shares of common stock as an inducement for the investment. The shares were valued at $45,000 using the closing price ($0.30) of the Company’s shares on the date of issuance. Accordingly, the Company recorded an additional interest charge related to the inducement.

In 2006, the Company issued 328,823 shares of common stock at an average price of $0.39 (equal to the greater of fair market value or preferred conversion right price of the stock at the date of each transaction) to two financial advisors as retained fees. The Company recorded an expense related to these stock issuances of $127,500.

During 2006, the Company issued 20,527 shares of common stock at an average price of $0.41 (equal to the greater of fair market value or preferred conversion right price of the stock at the date of each transaction) to certain of its directors in lieu of cash compensation for their services. The Company recorded $8,500 of compensation expense in connection with these stock issuances.

Stock Option Plans

The Company adopted a stock option plan (the Original Stock Option Plan) which permitted the Company to grant options to purchase up to 28,892 shares of Common Stock to employees, directors and others who contribute materially to the success of the Company. In November 1996, the Company’s Board of Directors decided not to grant any further options under the Original Stock Option Plan.

During 1996, the Company’s Board of Directors approved a stock plan (the 1996 Stock Option Plan), for the grant of stock awards to employees, directors and consultants. The 1996 Stock Option Plan expired in August 2006.

In May 2006, the Company’s Board of Directors and its stockholders approved a new stock plan (the 2006 Stock Option Plan) for the grant of stock awards to employees, directors and consultants. The 2006 Stock Option Plan expires in May 2016. Shares available for future grant as of December 31, 2006 were 280,730 under the 2006 Stock Option Plan.

Stock options are generally granted at prices which the Company’s Board of Directors believes approximates the fair market value of its common stock at the date of grant. Individual grants generally become exercisable ratably over a period of four years from the date of grant. The contractual terms of the options range from four to ten years from the date of grant.

A summary of the status of the Company’s stock option plans is presented below for the years ended December 31, 2004, 2005 and 2006:

	Years Ended December 31,
	2004		2005		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the Year	529,243	$7.50	1,414,047	$3.95	2,401,542	$2.59
Granted	1,129,544	1.94	1,240,020	0.96	1,179,031	0.30
Exercised	(76,837)	2.26	(75,770)	1.11	(140,031)	0.30
Canceled or expired	(167,903)	2.38	(176,755)	2.65	(407,603)	3.57
Outstanding at the end of the Year	1,414,047	3.95	2,401,542	2.59	3,032,939	1.80
Options exercisable at year-end	259,756	$11.92	640,426	$5.94	1,129,189	$3.16

For various price ranges, weighted average characteristics of outstanding and exercisable options as of December 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
Less than $0.50	1,039,000	9.9	$0.30	15,000	$0.44
$0.50 - $0.99	913,750	8.5	0.98	349,920	.98
$1.00 - $1.49	143,250	7.2	1.32	98,436	1.33
$1.50 - $1.99	27,500	8.0	1.62	15,000	1.61
$2.00 - $2.99	735,220	7.3	2.05	483,518	2.08
$3.00 - $3.99	138,170	5.9	3.78	132,703	3.78
$4.00 - $4.99	2,750	5.0	4.43	2,000	4.44
$5.00 - $9.99	1,000	4.0	8.75	750	8.75
$10.00 - $19.99	8,577	4.1	10.88	8,577	10.88
$20.00 - $260.00	23,722	2.4	61.77	23,285	62.11
	3,032,939	8.4	$1.67	1,129,189	$3.16

There was no aggregate intrinsic value on stock options outstanding as of December 31, 2006 and no aggregate intrinsic value on stock options exercised during the year ended December 31, 2006.

Warrants

The Company has also granted warrants to purchase common stock to various investors, employees and outside vendors. Warrant activity was as follows for the periods indicated (in shares of common stock):

	Years Ended December 31,
	2004	2005	2006
Outstanding at the beginning of the year	2,375,116	2,961,410	4,678,621
Granted	3,751,560	1,872,144	14,993,266
Exercised	(1,111,942)	—	—
Canceled or expired	(2,053,324)	(154,933)	(8,719,633)
Outstanding at the end of the year	2,961,410	4,678,621	10,952,254

Exercise prices on the outstanding warrants range from $0.30 to $70.00 per share. The weighted average grant date fair value of warrants issued in 2006 was $0.50. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following ranges of assumptions: dividend yield of 0%; expected volatility of 69% to 133%; risk-free interest rate of 4.39% to 6.50%; and expected life of the warrant term of three to eight years.

Reserve for Issuance

As of December 31, 2006, the Company had reserved 13,985,180 shares of common stock for issuance upon the exercise of outstanding options and warrants.

12. Retirement Plans

The VCampus Corporation 401(k) plan (adopted in 1997) allows employees to elect an amount between 1% and 15% of their total compensation to contribute to the plan. All full-time employees are eligible to make participation elections at any time while employed by the Company. There is a graduated vesting schedule for employer contributions in which contributions fully vest over a period of four years. The plan allows discretionary Company contributions. In 2004 and 2005, there were no discretionary Company contributions made to the plan. In 2006 the Company made $87,599 in discretionary contributions to the plan.

13. Income Taxes

Income tax expense for the years ended December 31, 2004, 2005 and 2006 is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences is as follows:

	December 31,
	2004	2005	2006
Tax benefit at federal statutory rate	$(2,303,000)	$(2,010,000)	$(2,723,000)
State income taxes, net of federal tax effect	(329,000)	(230,000)	(297,000)
Increase in valuation allowance	1,844,000	870,000	2,824,000
Other	788,000	650,000	386,000
Change in effective tax rate	—	720,000	(190,000)
Income tax expense	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recognized a full valuation allowance against the deferred tax assets because the Company has determined that it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize part or all of the deferred tax assets. The valuation allowance for deferred taxes increased $1,844,000, $870,000 and $4,240,000 in the years ended December 31, 2004, 2005 and 2006. Significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2005	2006
Net operating loss carryforwards	$27,160,000	$29,639,000
Accrued payroll	13,000	—
Other accruals	50,000	295,000
Other assets and liabilities	1,401,000	1,151,000
Total deferred tax assets	28,624,000	31,085,000
Valuation allowance	(28,624,000)	(31,085,000)
Net deferred tax assets	$—	$—

As of December 31, 2005 and 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $69,700,000 and $76,600,000, respectively, which will expire at various dates through 2026. The Company may be deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2004	2005	2006
Numerator:
Net loss	$(6,579,416)	$(5,866,327)	$(7,624,960)
Less: Dividends accruing to preferred stockholders	—	(14,312)	(5,186,495)
Net loss available to common stockholders	$(6,579,416)	$(5,880,639)	$(12,811,455)
Denominator:
Denominator for basic earnings per share—weighted-average shares	6,792,321	9,266,800	9,858,079
Denominator for diluted earnings per share—adjusted weighted-average shares	6,792,321	9,266,800	9,858,079
Basic and diluted loss per share:
Net loss per share available to common stockholders	$(0.97)	$(0.63)	$(1.30)

The following equity instruments (with underlying common share numbers shown in the table) were not included in the diluted net loss per share calculation because their effect would have been anti-dilutive:

	Year ended December 31,
	2004	2005	2006
Convertible notes payable:	1,311,354	849,946	10,607,126
Convertible preferred stock:
Series A-1	—	1,402,391	7,664,583
Series B-1	—	—	6,713,512
Stock options	1,414,047	2,401,542	3,032,939
Warrants	2,961,410	4,678,621	10,952,257

15. Subsequent Events

In February 2007, the Company issued $380,000 in short term working capital notes to accredited investors including $50,000 to a related party. The notes bear interest at an annual rate of 10% plus a 5% origination fee due and payable, along with principal, upon receipt of a large payment on a governmental customer contract but, in any event, no later than June 30, 2007. The Company received the contract payment in April 2007 and thereafter repaid the short term notes in full.

In March 2007, the holders of the September 2006 convertible notes notified the Company that they believe that grounds exist for declaring multiple defaults under their notes based on, among other things, non-payment of interest to date and the Company securing of $380,000 of working capital financing in February 2007. Although the Company believes these claims are without merit, the Company is negotiating with the note holders in an effort to resolve these issues. If the Company is unable to resolve these issues and in the event either or both groups of note holders were successful in pursuing their claims, they would thereafter be entitled to formally declare a default and immediately accelerate the entire amount of the indebtedness and pursue their rights as the senior secured creditors with respect to the Company’s assets.

16. Quarterly Sales and Earnings Data—Unaudited

The following table presents the quarterly results for VCampus Corporation and its subsidiaries for the years ended December 31, 2005 and 2006. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Revenue	$1,277,202	$1,407,668	$2,524,733	$2,235,930
Loss from operations	(1,841,688)	(1,442,713)	(2,175,694)	(2,164,865)
Net loss attributable to common stockholders	(1,907,393)	(2,624,342)	(3,816,235)	(4,463,485)
Net loss per share, basic and diluted	$(0.20)	$(0.27)	$(0.38)	$(0.44)
2005
Revenue	$1,128,582	$1,093,089	$1,244,612	$1,098,180
Loss from operations	(1,422,218)	(1,230,238)	(905,633)	(1,152,843)
Net loss attributable to common stockholders	(1,902,673)	(1,456,104)	(1,212,427)	(1,309,435)
Net loss per share, basic and diluted	$(0.22)	$(0.15)	$(0.13)	$(0.14)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT AND RESERVE
(in thousands)

VCampus Corporation

Classification	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$5	$—	$—		$5
Year ended December 31, 2005	5	—	—		5
Year ended December 31, 2006	5	63	(12	)(1)	70

(1)          Uncollectible amounts written off. Net of recoveries.