Form 10-K/A
period 2006-12-31
VCAMPUS CORP
filed 2007-04-27
CIK 943742

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

Large Accelerated Filer  ☐         Accelerated Filer  ☐         Non-Accelerated File  ☒

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

As of April 25, 2007, the registrant had outstanding 10,925,423 shares of common stock.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Amendment No. 1 to Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties.  Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in VCampus’ other SEC filings, and including, in particular: uncertainties relating to our ability to continue as a going concern; our history of losses and negative operating cash flows; future capital needs and uncertainty of additional funding; limited liquidity for our shares on the OTC Bulletin Board; dependence on significant customers; substantial dependence on courseware and third party courseware providers; substantial dependence on third party technology; risks associated with acquisitions (including the integration of Prosoft), dependence on online distribution; potential internet regulation; our dependence on key personnel; intense and increasing competition; a developing market; and  rapid technological changes and new products.

PARTS III and IV

Certain information required by Part III was omitted from the Company’s report on Form 10-K filed on April 12, 2007 because at the time the Company intended to file either:  (a) an amendment to the Form 10-K within 120 days after the end of its fiscal year; or (b) a definitive proxy statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.  Because the Company no longer intends to file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.  In addition, in connection with the filing of this amendment and pursuant to the rules of the SEC, we are including in this amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Item 10.  Directors and Executive Officers of the Registrant

Our executive officers and directors and their ages as of March 1, 2007 are as follows:

Name	Age	Positions
Nat Kannan	58	Chief Executive Officer and Chairman
Christopher L. Nelson	44	Chief Financial Officer and Secretary
Ronald E. Freedman	58	Senior Vice President, e-learning solutions
Laura B. Friedman	44	Vice-President, Publishing
Lindsay H. Miller	59	Senior Vice-President and General Manager Prosoft Learning
James A. Stanger	42	Vice-President of Certification and Product Development
John Birdsong	67	Director
Edson D. deCastro	68	Director
Martin E. Maleska	62	Director

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

Christopher L. Nelson joined VCampus as Chief Financial Officer and Chief Information Officer in June of 2002.  Through September 2006, Mr. Nelson oversaw the operations and customer service areas of the business in addition to his finance and accounting department responsibilities.  In October 2006, the role of Chief Financial Officer was changed to a part-time position.  Mr. Nelson has agreed to continue as the part-time Chief Financial Officer through June 2007.  He currently also serves as Chief Financial Officer of Qmobile Inc., a private mobile content company.  Prior to his appointment as our CFO, Mr. Nelson was a Principal of Monticello Capital LLC since 1998, where he advised high-growth technology businesses and their corporate boards on corporate finance, capitalization transactions, and mergers and acquisitions. Mr. Nelson held executive positions in several early-stage high tech companies in the Internet space prior to joining VCampus. Mr. Nelson also held executive positions at NTT/Verio, as well as sales and marketing and manufacturing positions at IBM Corporation. Mr. Nelson holds a Master of Business Administration from The Wharton School at the University of Pennsylvania and a Bachelor of Science degree in Chemical Engineering from the University of Delaware. Mr. Nelson also previously served as a George Mason Fellow, acting as an advisor to start-up and early stage technology companies on a volunteer basis through the TechVenture Partnership at George Mason University.

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

John G. Birdsong has been a director since June 2006. Mr. Birdsong spent ten years in the aerospace industry as a flight test engineer, space systems engineer, and project manager. He was a founder and Managing Partner of Centaur Associates, Inc., a business economics and management consulting firm in Washington, DC.  His tenure with Centaur was 15 years and concluded with the firm’s acquisition by A.T. Kearney, Inc. He was a founder of VCampus Corporation and served as its first Chief Financial Officer.  He is also a founder of High Stakes Writing, LLC, a training and publishing company, where he serves as Managing Director. Mr. Birdsong has an MBA from the Harvard Business School and a BAE (aeronautical engineering) from The Georgia Institute of Technology.

Edson D. deCastro has been a director since 1994.  From June 1995 to January 1997 Mr. deCastro served as Chief Executive Officer of Xenometrix, Inc. and served as its Chairman from 1992 until November 1997.  Mr. deCastro was the founder of Data General Corporation and served as its Chief Executive Officer from 1968 to 1990.  From January 1990 to June 1995, Mr. deCastro was an independent contractor.  Mr. deCastro now works as a consultant.  Mr. deCastro also serves on the boards of directors of Avax Technologies, Inc. and Healthgate Data Corp., both public companies, and of several private early-stage technology companies.  He holds a B.S. in Electrical Engineering from the University of Lowell.

Martin E. Maleska has been a director since February 2001.  Since August 2004, he has been a partner in a firm (Riverside Partners) focused on advising private equity firms on investment strategies.  Prior to August 2004, he was the President and Chief Executive Officer of the Business Information Group at Primedia Inc. and before that he served as Managing Director of Veronis Suhler Stevenson, a media-oriented merchant bank, beginning in January 1999.  Prior thereto, Mr. Maleska served as President of Simon & Schuster’s International and Professional Group.  Mr. Maleska holds a B.S. in Chemistry from Fordham University and an M.B.A. in Finance from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers and persons who beneficially own 10% or more of our common stock (collectively, “Insiders”) are required to file reports with the SEC indicating their holdings of and transactions in our equity securities.  Insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, there were no reports required under Section 16(a) of the Exchange Act which were not timely filed during the fiscal year ended December 31, 2006, except for the following:

1.                  David Holzer, one of our largest beneficial shareholders, filed a late Form 3 on December 5, 2006 to report him becoming a new Section 16 reporting person.

2.                  David Holzer filed a late Form 4 on December 5, 2006 to report (i) that the conversion price of his Series A-1 Preferred Stock automatically adjusted pursuant to its terms upon the closing of our September 2006 financing on September 25, 2006, which for Section 16 reporting purposes is deemed cancellation of the original shares of preferred stock and issuance of replacement shares of preferred stock in exchange thereof; and (ii) that the exercise price of a warrant to purchase shares automatically adjusted pursuant to its terms upon the closing of our September 2006 financing on September 25, 2006, which for Section 16 reporting purposes is deemed cancellation of the original warrant and issuance of a replacement warrant in exchange thereof.

3.                  Director and Chief Executive Officer Narasimhan P. Kannan filed a late Form 4 on November 13, 2006 to report (i) that the conversion price of his Series A-1 Preferred Stock automatically adjusted pursuant to its terms upon the closing of our September 2006 financing on September 25, 2006; and (ii) that the exercise price of a warrant to purchase shares automatically adjusted pursuant to its terms upon the closing of our September 2006 financing on September 25, 2006.

4.                  Narasimhan P. Kannan filed a late Form 4 on May 30, 2006 to report (i) that the conversion price of his Series A-1 Preferred Stock automatically adjusted pursuant to its terms upon shareholder approval of the Series A-1 financing on May 25, 2006; and (ii) that the exercise price of a warrant to purchase shares automatically adjusted pursuant to its terms upon shareholder approval of the Series A-1 financing on May 25, 2006.

5.                  Director Edson D. deCastro filed a late Form 4 on May 30, 2006 to report the grant of stock options for the purchase of 10,000 shares granted to him under our 2006 Equity Incentive Plan on May 25, 2006.

6.                  Director Martin E. Maleska filed a late Form 4 on May 30, 2006 to report the grant of stock options for the purchase of 10,000 shares granted to him under our 2006 Equity Incentive Plan on May 25, 2006.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

What are the objectives of the compensation program?

Our executive compensation program has three objectives: (1) to align the interests of the executive officers with the interest of our stockholders by basing a significant portion of an executive’s compensation on our performance; (2) to attract and retain highly talented and productive executives; and (3) to provide incentives for superior performance by our executives.  To achieve these objectives, the Compensation Committee has crafted a program that consists of base salary, short-term incentive compensation in the form of discretionary and performance-based cash bonuses and long-term incentive compensation in the form of stock options.  These compensation elements are in addition to the general benefits programs that we offer to all of our employees.

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

What is the compensation program designed to reward?

Our compensation program is designed to recognize and reward effective leadership, individual performance and business performance that contribute to the achievement of our short and long term goals in a manner consistent with our vision and values.  In 2006, we placed significant emphasis on our need to grow revenues and pursue acquisition opportunities.

What are the elements of the compensation program?

Our compensation program consists of base salary, short-term incentive compensation in the form of discretionary and performance-based cash bonuses, and long-term incentive compensation in the form of stock options.

Base Salary.  Base salaries are paid to our executive officers to compensate them for the performance of their respective job duties and responsibilities.  The Compensation Committee annually reviews the base salaries of our executive officers.  The base salaries for our executive officers for 2006 were established at the beginning of that fiscal year, or when the executive joined us, as the case may be.  In addition to considering the factors listed in the foregoing section that support our executive compensation program generally, the Compensation Committee reviews the responsibilities of the specific executive position and the experience and knowledge of the individual in that position, as well as market and competitive salary information and changes in the scope of an executive officer’s job responsibilities.  The Compensation Committee also measures individual performance based upon a number of factors, including measurement of our historic and recent financial and operational performance and the individual’s contribution to that performance, the individual performance on non-financial goals and other contributions of the individual to our success, and gives each of these factors relatively equal weight without confining our analysis to a rigorous formula.  The Compensation Committee recognizes that in order to attract and retain qualified senior executives to work for a publicly traded micro-cap company, like VCampus, particularly one that is addressing going concern issues, it needs to offer a base salary that may represent a premium to what other comparably sized companies offer.  As is typical of most corporations, the actual payment of base salary is not conditioned upon the achievement of any predetermined performance targets.  In October 2006, Mr. Nelson’s annual base salary of $220,000 was reduced to one-third of that amount to reflect his new role as part-time Chief Financial Officer.  Because Mr. Nelson effectively worked full time for much of the first quarter of 2006 to complete our audit for the year-ended December 31, 2006 and to complete and file our Annual Report on Form 10-K and related tasks, the Compensation Committee restored Mr. Nelson’s salary to his full-time rate for the period from February 15, 2007 through April 2007.  In addition, Mr. Nelson has agreed to stay on as our part-time CFO at least through the end of June 2007.

Short-Term Incentive Compensation.  Cash bonuses established for executive officers are intended to motivate the individual to work hard to achieve our financial and operational performance goals or to otherwise incentivize the individual to aim for a high level of achievement on our behalf in the coming year.  Prior to 2006, the Compensation Committee generally has not applied an exact formula for determining bonus payments, but has established general target bonus levels up to a maximum of 50% of base salary for executive officers based in relatively equal measures upon the Compensation Committee’s subjective assessment of our projected revenues and net income, progress of the Select Partner Program and other operational and individual performance factors.  The Committee may adjust these targets during the year.  For 2006, the Compensation Committee followed a more objective system for determining bonus payments due to Mr. Kannan.  Given the historical lack of performance of the company’s stock price, the Compensation Committee recognizes that it has relied, and will likely continue to rely for the foreseeable future, more heavily on cash bonuses than equity grants to provide appropriate incentives to employees for superior performance.

For 2006 performance, Mr. Kannan was eligible for a base performance bonus equal to approximately 45% of his annual base salary (or $127,272) based on the company’s achievement of 100% of revenue milestones determined by the Compensation Committee.  In addition, he was eligible for 50% of such performance bonus (or $63,636) for achieving 90% of the revenue milestone and up to 150% of such bonus for achieving 120% or more of the revenue milestone.  He would be entitled to no performance bonus for achieving less than 90% of the revenue milestone.  Based on the company’s achievement of approximately 95% of the revenue milestone in 2006, which assumes the inclusion of revenue from Prosoft operations following its acquisition in June 2006, we have accrued, but have not yet paid, a bonus of $92,746 to Mr. Kannan under his agreement.

Effective in October 2006, we amended the employment agreement with Mr. Nelson to provide the terms of his potential performance bonus for 2006.  Mr. Nelson’s compensation package was approved by the Compensation Committee, comprised entirely of independent directors.  Mr. Nelson’s prior bonus arrangement was structured substantially the same as the formula performance-based arrangement in place for Mr. Kannan, as described above.  In order to resolve how Mr. Nelson’s bonus would be calculated as a result of his new part-time role beginning in October 2006, the Compensation Committee and Mr. Nelson agreed that he would be paid a bonus of between $30,000 and $50,000, based on the Compensation Committee’s subjective assessment, in its sole discretion, of his overall performance in his capacity as the VCampus’ Chief Financial Officer in 2006.  In the first quarter of 2007, the Compensation Committee authorized and paid a bonus of $50,000 to Mr. Nelson based on its assessment of his performance in 2006, including his role in completing two financings and the successful acquisition of Prosoft.

Each of our other Named Executive Officers is eligible for a performance bonus to be determined in the sole discretion of the Compensation Committee.  We do not have employment agreements with any of our Named Executive Officers, except for Messrs. Kannan and Nelson.

The Compensation Committee believes this discretionary approach to cash incentive awards, where appropriate, properly motivates and rewards our executive officers and provides the Committee with the flexibility to set awards that reflect each executive officer’s contributions for the given year.  The cash incentive awards paid under our employee incentive compensation plan for 2006 as set forth above are shown in the Summary Compensation Table below.

Long-Term Incentive Compensation.  Our long-term incentive compensation plan for our executive officers is based upon our stock plans.  We believe that placing a portion of our executives’ total compensation in the form of stock options achieves three objectives.  It aligns the interest of our executives directly with those of our stockholders, gives executives a significant long-term interest in our success and helps us retain key executives.  Given the historical lack of performance of our stock price, the company has yet to recognize the full potential for stock options to provide the intended long-term incentive for employee performance.  Options generally have a ten-year term and vest over a four-year period based upon continued employment.  In the past five years, we granted performance-based options to the Chief Executive Officer and various other executive officers.  In January 2003, we granted a performance option to Mr. Kannan to purchase 35,000 shares of common stock that vests ratably over four years, subject to acceleration in the event certain revenue, profitability and EBITDA milestones are achieved.  In June 2004, we granted a performance option to Mr. Kannan to purchase 250,000 shares of common stock that vests ratably over four years, subject to acceleration in the event revenue and profitability milestones are achieved.  Mr. Nelson and Mr. Freedman were granted performance options on the same terms in June 2004 for the purchase of 130,000 and 72,000 shares, respectively.  None of the performance milestones have been achieved as of the date of this report; hence there has been no acceleration of vesting.  Options granted to executives in 2006 vest over four years based on continued employment.

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

The Compensation Committee believes its stock option award program is consistent with its stated objective of establishing a performance-based executive compensation system to reward and incentivize its executive officers because the value of the executive’s stock options generally will be tied to our overall future performance.  In addition, the Compensation Committee believes the four-year vesting schedule for stock option awards helps us retain executive officers because unvested stock options are automatically forfeited upon the termination of an executive officer’s employment.

The Compensation Committee typically approves annual stock option awards to our executive officers at the first Committee meeting held after our annual stockholder meeting.  The dates for the meetings of the Board of Directors and its committees, including the Compensation Committee, for each year are typically set several weeks prior to the start of each year.  In 2006, the Compensation Committee deferred approving annual grants to the executives until December 2006 to allow for additional time to include Prosoft employees as part of the grant.  On December 12, 2006, the Compensation Committee held a meeting and approved the annual stock options grants set forth below to the Named Executive Officers to incentivize future performance.

Name	Number of Options
Narasimhan P. Kannan	120,000
Ronald E. Freedman	30,000
Laura B. Friedman	30,000
Stavros G. Hadjinicolaou	50,000
Christopher L. Nelson	0

All the foregoing options have an exercise price of $0.30, which represents a premium to the closing price of the Company’s common stock on the date of grant (in order to avoid triggering an antidilution adjustment to the price of various outstanding securities), are exercisable over a period of 10 years from the grant date and are subject to our standard four-year linear vesting schedule as described above.

Benefits.  We believe that we must offer a competitive benefit program to attract and retain key executives.  During 2006, we provided the same medical and other benefits to our executive officers that are generally available to our other employees.

Why do we choose to pay each element of compensation?

We believe the combination of elements that make up our compensation program provides a competitive and reasonable pay package that attracts the talent we need, motivates that talent to achieve our short- and long-term goals, reinforces expectations of leadership, personal vision and values and aligns executives’ interests with our stockholders’ interests.

We believe our base salaries attract and retain executives with the qualifications we need for leading and growing our business.  The purpose of our annual incentive awards is to encourage superior performance from our executives by establishing demanding goals for our executives that are consistent with the achievement of our short-term goals.  Our long-term incentive awards are designed to retain executives who demonstrate the qualifications we need and to provide continued motivation and incentive to achieve our long-term goals.  We believe that awarding long-term incentive compensation aligns our executives’ interests with those of our stockholders.  We encourage stock ownership by executive management through the use of equity awards.

How do we determine the amount for each element of compensation paid?

Base Pay.  In considering and determining the base pay for our executive officers, the Compensation Committee considers various factors, including individual performance, historical compensation information and market data.  The Compensation Committee measures individual performance based upon a number of factors, including management of our historic and recent financial and operational goals and other contributions of the individual to our success. The Compensation Committee generally gives all factors relatively equal weight without confining its analysis to a rigorous formula.

Short-Term Incentive Compensation.  In considering and determining the short-term incentive compensation for our executive officers, the Compensation Committee sets such amounts so as to motivate the individual to work hard to achieve our financial and operational goals and to otherwise incentivize the individual to aim for a high level of achievement on our behalf. As described above, Mr. Kannan’s short-term incentive compensation in 2006 was based upon the achievement of certain revenue milestones while Mr. Nelson’s short-term incentive compensation in 2006 was, within a certain range, based upon the subjective assessment of the Compensation Committee.

Long-Term Incentive Compensation.  In determining the number of options to grant an executive, the Board primarily considers the executive’s past performance and the degree to which an incentive for long-term performance would benefit us, as well as the number of shares and options already held by the executive officer.  It is the Compensation Committee’s policy to grant options at fair market value unless particular circumstances warrant otherwise.

Compensation of the Chief Executive Officer. The Chief Executive Officer’s compensation is generally based upon the same elements and measures of performance as is the compensation for our other executive officers.  The Compensation Committee approved a base salary for Mr. Kannan of $23,333 per month that extends through December 2007.  In structuring the compensation of Mr. Kannan, the Compensation Committee considered the alignment of his compensation package with our financial performance to be essential.  Accordingly, the Compensation Committee decided to tie 100% of Mr. Kannan’s potential bonus for 2006 to the company’s achievement of financial milestones established by the committee.  The Compensation Committee has not yet established any 2007 performance milestones for determining Mr. Kannan’s bonus for 2007.

How does each compensation element, and our decision regarding that element, fit into our overall compensation objectives and affect decisions regarding other elements?

As stated above, our executive compensation program has three objectives: (1) to align the interests of the executive officers with the interest of our stockholders by basing a significant portion of an executive’s compensation on our performance; (2) to attract and retain highly talented and productive executives; and (3) to provide incentives for superior performance by our executives.  Our decisions regarding base salary are designed to make our executive compensation competitive with the compensation packages for executives of companies at a comparable stage of development and in our geographical area, and as such fit into the above objective of attracting and retaining highly talented and productive executives.  Our decisions regarding short-term incentive compensation are based upon individual as well as company performance, and as such fit within the overall objectives of providing incentives for superior performance by our executives and aligning the interests of the executive officers with the interest of our stockholders.  Our decisions regarding long-term incentive compensation are designed to benefit our executive officers upon appreciation of our stock price, and as such fit within our objectives of aligning the interests of the executive officers with the interest of our stockholders and providing incentives for superior performance by our executives.

We account for equity awards in accordance with Statement of Financial Accounting Standards No. 123R and the accounting treatment of the various types of compensation awarded to executive officers and other employees is one factor considered by the Compensation Committee in making compensation decisions.

Does the accounting and tax treatment of a particular form of compensation impact the form and design of awards?

The Compensation Committee considers tax and accounting treatment of various compensation alternatives, including the potential tax deductibility of proposed compensation arrangements.  However, these are not typically driving factors.  The Compensation Committee may determine to approve non-deductible compensation arrangements if it believes that such arrangements are in the best interests of the company and its shareholders.  As part of its analysis, the Compensation Committee may take into account a variety of factors, including our ability to utilize the deduction based on projected taxable income.

What is the role of our executive officers in the compensation process?

Our Chief Executive Officer has access to the compensation information described above.  Using that information, our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of our other named executive officers.  Taking these recommendations into account, the Compensation Committee independently reviews the data and makes its own determinations.  Our management team also may make recommendations to the Compensation Committee regarding annual incentive compensation and long-term incentive compensation, such as the forms, weighting and vesting of awards and performance metrics, where applicable.  In each case, the Compensation Committee considers management’s proposals and makes its own determinations.  Our executive officers do not have any role in establishing the timing of grants or vesting of stock options.

Do we have any program, plan or practice to time option grants to our executives in coordination with the release of material non-public information?

We do not have any program, plan or practice to time grants of stock options to our executives in coordination with the release of material non-public information and we do not set grant dates of stock options to new executives in coordination with the release of such information.  We have not timed, and do not intend to time, our release of material non-public information for the purpose of affecting the value of executive compensation.

Employment Agreements

Following Mr. Kannan’s reappointment as our Chief Executive Officer in December 2002, Mr. Kannan and VCampus entered into a new employment agreement, effective on January 1, 2003, providing for an annual base salary of $280,000.  We granted Mr. Kannan a performance-based option to purchase 35,000 shares of common stock at market price on the date of grant ($3.72 per share).  The term of the agreement expired in June 2003, at which time VCampus and Mr. Kannan entered into an Amended and Restated Employment Agreement extending his employment for an additional 2 years at the same base salary as provided under the prior agreement.  Effective on December 30, 2005, we entered into a new employment agreement with Mr. Kannan extending his employment term through December 31, 2006 at the same base salary.  Mr. Kannan’s employment was automatically renewed in December 2006 for another year pursuant to terms of his existing agreement.

Mr. Kannan’s compensation package was approved by our Compensation Committee, comprised entirely of independent directors.  For 2006 performance, Mr. Kannan was eligible for a base performance bonus equal to approximately 45% of his annual base salary (or $127,272) based on the company’s achievement of 100% of the revenue milestone determined by the Compensation Committee.  In addition, he was eligible for 50% of such performance bonus (or $63,636) for achieving 90% of the revenue milestone and up to 150% of such bonus for achieving 120% or more of the revenue milestone.  He would be entitled to no performance bonus in 2006 for achieving less than 90% of the revenue milestone.  Based on the Company’s achievement of approximately 95% of the revenue milestone in 2006, which assumes inclusion of revenue from Prosoft operations following its acquisition in June 2006, we have accrued, but have not yet paid, a bonus of $92,746 to Mr. Kannan under his agreement.  In the event Mr. Kannan is terminated without cause or resigns for good reason (including a change of control), we are obligated under his employment agreement to continue paying him his base salary for six months as severance.

Mr. Nelson’s employment agreement, as amended in October 2006 to reflect his new part-time role, provides for an annualized base salary of $73,333.33.  The term of the agreement, as renewed, expires in May 2007, although Mr. Nelson has agreed to stay on in his current position with us under the same terms at least through June 2007.  The agreement is not subject to automatic renewal terms, but it may be renewed by written consent of both parties given prior to the termination date.  He received a performance bonus of $30,000 for services rendered in 2005.  Effective in October 2006, we amended the employment agreement with Mr. Nelson to provide the terms of his potential performance bonus for 2006.  Mr. Nelson’s compensation package was approved by the Compensation Committee, comprised entirely of independent directors.  Mr. Nelson’s prior bonus arrangement was structured substantially the same as the formula performance-based arrangement in place for Mr. Kannan.  In order to resolve how Mr. Nelson’s bonus would be calculated as a result of his new part-time role beginning in October 2006, the Compensation Committee and Mr. Nelson agreed that he would be paid a bonus of between $30,000 and $50,000, based on the Compensation Committee’s subjective assessment, in its sole discretion, of his overall performance in his capacity as the VCampus’ Chief Financial Officer in 2006.  In the first quarter of 2007, the Compensation Committee authorized and paid a bonus of $50,000 to Mr. Nelson based on its assessment of his performance in 2006, including his role in completing two financings and the successful acquisition of Prosoft.  In the event Mr. Nelson is terminated without cause or resigns for good reason (including a change of control), we are required under his employment agreement to continue paying him his base salary through the end of the term of the agreement as severance.

The Compensation Committee

The Compensation Committee of the Board of Directors is responsible for establishing compensation policy and administering the compensation programs of our executive officers.  The Compensation Committee of the Board of Directors, consisting entirely of non-employee directors, approves all policies under which compensation is paid or awarded to our executive officers.  The Compensation Committee is currently composed of Messrs. deCastro, Maleska and Birdsong.  The members of the Compensation Committee also administer our stock plans.

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

Compensation of Directors

We pay our non-employee directors $5,000 for each in-person Board meeting attended and $3,000 for each in-person committee meeting attended, up to a maximum of one committee meeting per day.  In addition, we pay non-employee directors $1,000 for participating in each telephonic Board meeting and up to one additional committee meeting per day.  Directors can elect to be paid these fees in cash or common stock valued at fair market value on the date of grant.  We reimburse directors for expenses incurred in connection with each board or committee meeting attended.

Our 2006 Equity Incentive Plan (the “2006 Plan”) provides for the grant of nonstatutory options to our non-employee directors.  The 2006 Plan provides automatic grants on the date of the first Board meeting following our annual meeting of stockholders of each year to non-employee directors of an option to purchase 10,000 shares.  In addition, in the case of a new director, automatic grants shall be effective upon such director’s initial election or appointment to the Board with the number of underlying shares equal to the product of 2,500 multiplied by the number of regularly scheduled meetings remaining before the next annual meeting of stockholders.  Subject to continued status as a director, options granted pursuant to this program vest 25% per year on each of the fifth, sixth, seventh and eighth anniversaries of the date of grant; provided, however, that 2,500 shares vest on each date the director attends a Board meeting in person before the next annual meeting of stockholders.  In addition, such director will automatically be granted a fully-vested option to purchase an additional 2,500 shares on each date the director attends an in-person meeting of a committee of the Board other than on the same day or within one day of a full Board meeting.  Under the 2006 Plan’s automatic grant program, during 2006 the non-employee directors received options as follows: Mr. Birdsong—10,000; Mr. deCastro—10,000; and Mr. Maleska—10,000.

The following table summarizes the compensation earned by each of our non-employee directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Total ($)
Edson D. deCastro	$32,000	$0	$8,905	$40,905
Martin E. Maleska	$32,000	$0	$8,905	$40,905
John Birdsong	$18,000	$6,000	$2,090	$26,090

(1)             Consists of board and committee fees earned during 2006 for which the directors elected to be paid in cash.

(2)             Consists of board and committee fees paid in shares of stock having a grant date fair value computed in accordance with FAS 123R.

(3)             On June 20, 2006, each non-employee director was granted options to purchase 10,000 shares of our common stock having a grant date fair value of $3,933 computed in accordance with FAS 123R.  The dollar value represents the expense amount we recognized in 2006 for option awards granted to non-employee directors in 2006 and prior years for financial statement reporting purposes in accordance with FAS 123R, applying the Black-Scholes valuation model and the same assumptions used in our financial statements and accompanying notes; except that for purposes of this table and in accordance with SEC disclosure rules, we have disregarded the estimate of forfeitures related to service-based vesting conditions.  There were no forfeitures of options in 2006 among our directors.  As of December 31, 2006, the number of shares underlying options held by each non-employee director was as follows: 37,700 shares for Mr. deCastro; 39,500 shares for Mr. Maleska; and 10,000 shares for Mr. Birdsong.

Executive Compensation Tables

The following table sets forth all compensation we paid to or recognized as expense with respect to our principal executive officer and principal financial officer and our three other highest-paid executive officers who earned at least $100,000 in 2006 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($) (1)	All Other Comp ($) (2)	Total ($)
Narasimhan P. Kannan, Chief Executive Officer	2006	280,000	92,746	(3)	206,689	4,072	583,507
Christopher L. Nelson (4) Chief Financial Officer	2006	183,333	50,000		133,396	16,099	382,828
Ronald E. Freeman Senior VP, e-learning Solutions	2006	160,000	37,544		65,464	2,738	265,746
Laura B. Friedman VP, Publishing	2006	145,000	10,000		28,422	1,581	185,003
Stavros G. Hadjinicolaou VP of Finance, Controller (5)	2006	128,000	26,750		63,175	1,279	219,204

(1)             The dollar value represents the amount we recognized for option awards granted in 2006 and in prior years for financial statement purposes in accordance with FAS 123R, applying the Black-Scholes valuation model and the same assumptions used in our financial statements and accompanying notes as filed in our Annual Report on Form 10-K for the year ended December 31, 2006; except that for purposes of this table and in accordance with SEC disclosure rules, we have disregarded the estimates of forfeitures related to service-based vesting conditions.  There were no options forfeited by our executive officers in 2006.

(2)             Represents matching and discretionary contributions to the VCampus 401(k) Plan of: $1,750, $1,920, $2,738, $1,581 and $1,279 for Messrs. Kannan, Nelson, Freeman, Friedman and Hadjinicolaou, respectively.  The amount for Mr. Kannan also includes imputed income of $2,322 for the economic benefit of executive life insurance coverage.  No executive officer received perquisites in excess of $10,000 in 2006. The  amount for Mr. Nelson also includes $14,179 of vacation payout upon Mr. Nelson’s change of employment status to part-time in October 2006.

(3)             Earned in and accrued for 2006, but not yet paid.

(4)             Transitioned to a part-time CFO role in October 2006.

(5)             Transitioned to part-time accounting associate role in December 2006.

Grants of Plan-Based Awards in 2006

The following table provides information on stock options and grants under the 2006 Equity Incentive Plan in 2006 to each of our Named Executive Officers.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
Narasimhan P. Kannan	12/12/06	120,000	$0.30	$20,412
Christopher L. Nelson	—	—	—	—
Ronald E. Freeman	12/12/06	30,000	$0.30	$5,103
Laura B. Friedman	12/12/06	30,000	$0.30	$5,103
Stavros G. Hadjinicolaou	12/12/06	50,000	$0.30	$8,505

Outstanding Equity Awards at Fiscal Year-End 2006

The following table shows the number and value of shares covered by exercisable and unexercisable options held by our Named Executive Officers on December 31, 2006.  There are no restricted shares held by our Named Executive Officers.

	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	($)	Date

Narasimhan P. Kannan	—	120,000	$0.30	12/12/16
	93,750	156,250	$0.98	06/21/15
	156,250	93,750	$2.00	06/15/14
	18,750	6,250	$1.40	12/16/13
	32,812	2,88	$3.72	01/22/13
	15,000	—	$2.70	08/10/11
	7,500	—	$2.70	03/08/11
	2,750	—	$2.70	12/09/11
	16,000	—	$2.70	05/26/11
	152	—	$12.50	12/04/10
	200	—	$37.50	09/09/09
	10,000	—	$37.50	09/09/09

Christopher L. Nelson	48,750	81,250	$0.98	06/21/15
	81,250	48,750	$2.00	06/15/14
	15,000	5,000	$1.40	12/16/13
	28,500	1,500	$3.72	01/22/13
	250	—	$4.10	01/01/12
	37,500	—	$3.90	06/10/12

Ronald E. Freeman	—	30,000	$0.30	12/12/16
	30,000	50,000	$0.98	06/21/15
	45,000	27,000	$2.00	06/15/14
	11,250	3,750	$1.40	12/16/13
	9,375	625	$3.72	1/22/2013
	5,000	—	$3.90	6/10/2012
	1,500	—	$2.70	12/18/2011
	500	—	$10.625	02/20/2011
	6,000	—	$10.625	02/20/2011

Laura B. Friedman	—	30,000	$0.30	12/12/16
	30,000	50,000	$0.98	06/21/15
	22,500	17,500	$1.17	09/29/14

Stavros G. Hadjinicolaou	—	50,000	$0.30	12/12/16
	30,000	50,000	$0.98	06/21/15
	40,625	24,375	$2.00	06/15/14
	4,500	1,500	$1.40	12/15/13
	2,000	—	$2.71	06/16/13
	14,250	750	$3.72	01/21/13
	1,000	—	$2.20	09/16/12
	1,000	—	$2.70	12/18/11
	500	—	$4.70	11/12/11
	425	—	$12.50	12/04/10
	1,000	—	$73.75	08/10/10
	1,000	—	$83.75	05/03/10
	1,001	—	$146.90	03/08/10
	2,000	—	$37.50	09/08/09
	200	—	$37.50	09/08/09
	200	—	$70.00	12/08/08
	1,000	—	$46.30	09/15/08
	500	—	$96.25	05/25/08
	250	—	$176.20	09/02/07
	250	—	$142.50	02/19/07

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any options to purchase our common stock in 2006.  Also, there was no vesting of restricted stock for Named Executive Officers in 2006.

Pension Benefits

We do not offer any tax qualified defined benefit plans, supplemental executive retirement plans or similar plans to our Named Executive Officers or other employees.

Nonqualified Deferred Compensation Table

We do not maintain any nonqualified deferred compensation plans for our Named Executive Officers or other employees.

Potential Payments on Termination or Change in Control

The employment agreements with both Mr. Kannan and Mr. Nelson contain severance provisions.  We provide severance benefits in order to attract and retain qualified executives and because it may be difficult for senior executives to find comparable employment within a short period.  In the event Mr. Kannan is terminated without cause or resigns for good reason (which includes a change of control), we are obligated under his employment agreement to continue paying him his base salary for six months as severance (or a total of approximately $140,000).  In the event Mr. Nelson is terminated without cause, we are required under his employment agreement to continue paying him his base salary through the end of the term of the agreement (May 2007) as severance.  The Company believes change in control payments reward the executive officers for their efforts in building the Company while reducing the reluctance of the executive officers to pursue potential transactions that might benefit the long-term interests of stockholders but involve a change in control of the company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” contained in this report with management.  Based on such review and discussions, the Compensation Committee recommended to the board of directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A and our upcoming proxy statement.

Dated: April 2007	Submitted by:	THE COMPENSATION COMMITTEE John Birdsong Edson D. deCastro Martin E. Maleska

Compensation Committee Interlocks and Insider Participation

As of December 31, 2006, the Compensation Committee of the Board of Directors consisted of Messrs. Birdsong,  deCastro and Maleska, none of whom was at any time during the fiscal year ended December 31, 2006, or at any other time in the past five years, an officer or employee of VCampus.  None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth certain information regarding the ownership of shares of our common stock and preferred stock as of March 31, 2007 (the “Measurement Date”):

•                     each person known by us to beneficially own more than 5% of the outstanding shares of any class of our capital stock;

•                     each of our directors and director nominees;

•                     each of the five Named Executive Officers, as listed in the Summary Compensation Table in this report; and

•                     all of our directors and executive officers as a group.

As of the Measurement Date, we had:

•                     10,925,423 shares of common stock outstanding;

•                     2,089.375 shares of Series A-1 Preferred Stock outstanding;

•                     2,484 shares of Series B-1 Preferred Stock outstanding; and

•                     10,546,421 shares of common stock issuable upon conversion of convertible debt.

For purposes of the table below, share ownership in the case of common stock includes shares issuable upon conversion of preferred stock (at the current conversion price of $0.30 for shares of Series A-1 Preferred Stock and $0.37 for shares of Series B-1 Preferred Stock) and convertible notes and upon the exercise of warrants and options that may be converted or exercised in each case within 60 days after the record date for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person.  Percentage voting power is calculated assuming the common stock and the preferred stock vote together as one class with each share of common stock entitled to one vote and each share of Series A-1 Preferred Stock entitled to 3,333 votes.  The shares of Series B-1 Preferred Stock are non-voting.  Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock and preferred stock indicated below.

	Common Stock		Series A-1 Preferred Stock		Series B-1 Preferred Stock		% Total
	Number of Shares	% of Class	Number of Shares	% of Class	Number of Shares	% of Class	Voting Power
Barry K. Fingerhut (1) 80 Cuttermill Road Suite 311, Great Neck, NY 11021	6,356,315	54.1%	—	—	1,242	50%	9.6%

Sherleigh Associates Profit Sharing Plan (2) c/o Jack Silver 60 Madison Avenue New York, NY 10021	882,633	7.5%	—	—	—	—%	—%

Dolphin Offshore Partners, L.P. (3) c/o Dolphin Asset Management Corp. 129 East 17th Street New York, NY 10003	1,881,667	15.1%	300	14.4%	—	—%	7.4%

St. Cloud Capital Partners, LP (4) 10866 Wilshire Blvd., Suite 1450 Los Angeles, CA 90024	2,983,606	21.5%	600	28.7%	—	—%	11.2%

Alpha Capital A.G. (5) pradafant 7 Furstentums 9490 Voduz, Liechstenstein	2,754,371	20.1%	605	30.0%	—	—%	11.3%

David Holzer (6) 10 Sky Drive New York, NY 10956	6,013,400	35.8%	384.375	18. %	1,242	50%	8%

Chestnut Ridge Partners, LP (7) 50 Tice Blvd. Woodcliff Lake, NJ 07677	829,234	7.1%	175	8.4%	—	—%	3.3%

Nat P. Kannan (8)	538,989	4.7%	25	1.2%	—	—%	—	%*

Christopher L. Nelson (9)	246,050	*	—	—	—	—%	—	%*

Ronald E. Freedman (10)	120,187	*	—	—	—	—%	—	%*

Martin E. Maleska (11)	63,712	*	—	—	—	—%	—	%*

Stavros G. Hadjinicolaou (12)	111,638	*	—	—	—	—%	—	%*

Edson D. deCastro (12)	34,200	*	—	—	—	—%	—	%*

Laura B. Friedman (12)	60,000	*	—	—	—	—%	—	%*

John Birdsong (12)	30,841	*	—	—	—	—%	—	%—

All directors and executive officers as a group (8 persons)(13)	1,205,617	10.9%	25	1.2%	—	—%		%*

*                    Less than one percent

(1)             Consists of: (i) 1,520,927 shares of common stock and 4,611,079 shares of common stock issuable upon exercise or conversion of warrants, options, preferred stock and convertible notes, all held by Mr. Fingerhut directly; (ii) 135,374 and 10,921 shares of common stock and 10,928 and 929 shares of common stock issuable upon exercise of warrants, all held by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., respectively, two investment partnerships of which Mr. Fingerhut serves as an officer of the General Partner; (iii) 42,226 shares of common stock and 17,591 shares of common stock issuable upon exercise of warrants, all held in a joint account with respect to which Mr. Fingerhut has investment and voting power; and (iv) 6,340 shares of common stock held by Mr. Fingerhut’s spouse.  Mr. Fingerhut disclaims beneficial ownership of the shares held by Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his pecuniary interest therein.

(2)             Pursuant to the terms of the convertible notes and warrants held by Sherleigh Associates Profit Sharing Plan, Sherleigh Associates can hold no more than 9.9% of the outstanding common stock of VCampus at any given time.  Subject to the 9.9% cap, holdings consist of 733,132 shares of common stock issuable upon the exercise of warrants and 149,531 shares of common stock issuable upon the conversion of convertible notes.  Sherleigh Associates LLC, an affiliate of this shareholder, holds a portion of the warrants included in these holdings, which were received as compensation for consulting services.  Jack Silver is the trustee for this shareholder, and as such he exercises control over the shares held by the shareholder.

(3)             Consists of 549,451 shares of common stock issuable upon the exercise of warrants, 1,000,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock and 332,216 shares of common stock.

(4)             Consists of 2,000,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock and 983,606 shares of common stock issuable upon the exercise of warrants.

(5)             Consists of 2,016,667 shares of common stock issuable upon conversion of Series A-1 Preferred Stock and 737,704 shares of common stock issuable upon the exercise of warrants.

(6)             Consists of 153,900 shares of common stock, 1,025,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock, 1,129,282 shares issuable upon exercise of warrants and 3,356,756 shares of common stock issuable upon conversion of Series B-1 Preferred Stock, all held by Mr. Holzer, and 256,250 shares of common stock issuable upon conversion of Series A-1 Preferred Stock and 92,212 shares issuable upon exercise of warrants, both held by Mr. Holzer’s IRA.

(7)             Consists of 583,333 shares of common stock issuable upon conversion of Series A-1 Preferred Stock and 245,901 shares of common stock issuable upon the exercise of warrants.

(8)             Includes 418,903 shares of common stock issuable upon the exercise of warrants and options and 83,333 shares of common stock issuable upon conversion of preferred stock.

(9)             Includes 231,600 shares of common stock issuable upon the exercise of warrants and options.

(10)       Includes 119,687 shares of common stock issuable upon exercise of options.

(11)       Includes 33,250 shares of common stock issuable upon the exercise of options.

(12)       Consists of shares of common stock issuable upon the exercise of options.

(13)       Includes the shares (including the shares underlying options and warrants) discussed in footnotes (8)-(12).

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 on all our equity compensation plans currently in effect.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options or warrants	Weighted-average exercise price of outstanding options or warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders:
Amended and Restated Stock Option Plan, the 1996 Stock Plan and the 2006 Equity Incentive Plan	3,032,939	$1.13	280,730
Equity compensation plans not approved by shareholders:
Compensatory warrants issued to service providers	1,502,848	$0.95	0

Total	4,535,787	$1.11	280,730

The compensatory warrants identified in the above table consists of approximately nine grants made to placement agents and financial advisors in exchange for their services in connection with a variety of financings completed since 1998.  These warrants expire on various dates ending in September 2011 and have exercise prices ranging from $0.30 to $27.40 per share.  The forms of warrants granted under these arrangements are consistent with the forms of warrants granted to investors in the corresponding financings and generally include a net exercise provision.

Item 13. Certain Relationships and Related Transactions.

In December 1996, we loaned Nat Kannan, our founder, Chief Executive Officer and Chairman, $100,000 to help satisfy Mr. Kannan’s income tax withholding obligations relating to back wages paid to Mr. Kannan by us in 1996.  Mr. Kannan paid off the remaining balance of this loan of approximately $15,000 in February 2006.

In March 2006, we completed a $2.3 million private equity placement through an offering of a newly-created class of Series B-1 Preferred Stock, together with warrants, to two accredited investors consisting of Barry Fingerhut, one of our largest beneficial stockholders, and David Holzer, a beneficial owner of more than 5% of our outstanding common stock.  We sold a total of 2,300 shares of our Series B-1 Preferred Stock at $1,000 per share for total gross proceeds of $2.3 million.  Under the terms of this financing, we also issued warrants to purchase 1.0 million shares of common stock at an exercise price per share equal to the then applicable conversion price of the Series B-1 Preferred Stock.  The warrants were first exercisable commencing four years from their issuance date.   The shares of Series B-1 Preferred Stock were originally convertible, at the option of their holders after three years, into common stock based on a formula that yielded a discount of between 10% and 37.5% to the last closing bid price of the common stock prior to the date of conversion, subject to a conversion price floor of $1.64 per share.  In October 2006, we entered into agreements with the two accredited investors whereby, in exchange for the investors’ agreement to accept a stock dividend for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007 in lieu of a cash dividend, we agreed to modify the terms of the Series B-1 Preferred Stock, amend the terms of the original Series B-1 Warrants to reduce the exercise price to equal the new Series B-1 Conversion Price, and to issue new warrants for the purchase of 450,000 shares of common stock.  As modified, the shares of the Series B-1 Preferred Stock are immediately convertible into shares of common stock at a conversion price equal to the sum of $0.37 per share plus 2% of the amount, if any, by which the closing sale price of the common stock on the date of conversion exceeds $0.37.  The shares of Series B-1 Preferred Stock are entitled to receive dividends paid quarterly equal to the greater of:  (a) 16% of the Series B-1 Purchase Price per share, or (b) 6.48% of the net sales proceeds derived from two courses mutually agreed upon by the parties.  The shares of Series B-1 Preferred Stock are non-voting and carry a liquidation preference equal to 150% of the original purchase price.  We agreed to register and have registered the resale of shares of our common stock issuable to the investors upon conversion of the preferred stock and exercise of the warrants issued in the private placement.

In February 2007, we issued $380,000 in short term working capital notes to accredited investors including $50,000 to our CEO and Chairman, Nat Kannan.  The notes carried an interest rate at an annual rate of 10% plus a 5% origination fee due and payable, along with principal, upon receipt of a large payment on a governmental customer contract but, in any event, no later than June 30, 2007.  We received the contract payment in April 2007 and thereafter repaid the short term notes in full.

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

Director Independence

Our Board is currently composed of four directors, three of whom our Board has determined to be independent within the meaning of Nasdaq Marketplace Rules.  These three directors are Messrs. deCastro, Birdsong and Maleska.  As part of such determination of independence, our Board has affirmatively determined that none of these three directors has a relationship with VCampus that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director.  Mr. Kannan, our President and Chief Executive Officer, is the only member of management serving as a director.

Item 14.  Principal Accounting Fees and Services

Report of the Audit Committee

The Audit Committee is composed of three directors who are “independent” as defined in Rule 4200(a)(14) of the National Association of Securities Dealers’ Marketplace Rules.  The members also meet the independence requirements under SEC rules regarding audit committees.  The Audit Committee operates under a written charter previously approved by the Board of Directors and performs the functions described therein.  A copy of that charter is attached as an appendix to our proxy statement for the 2004 annual meeting.  The Board has designated and determined the qualification of Mr. Maleska as the “audit committee financial expert,” as that term is defined in the SEC rules adopted pursuant to the Sarbanes-Oxley Act.

The Audit Committee reviews our company’s financial reporting process on behalf of our board. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls and procedures for financial reporting.  In this context, the Audit Committee met four times during 2006 and held discussions with management and our independent registered public accounting firm regarding these matters.  Management represented to the Audit Committee that our company’s audited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in the financial statements.

During its meetings with management and our independent auditors, the Audit Committee reviewed and discussed, among other things:

•                  the appointment of Reznick Group, P.C. as our independent registered public accounting firm;

•                  the impact of the Sarbanes-Oxley Act of 2002 and related corporate governance proposals; including the certifications required to be made by our Chief Executive Officer and Chief Financial Officer;

•                  management evaluations of the internal controls and disclosure controls and procedures that we have adopted;

•                  the annual external audit plan including risk assessments; and

•                  our significant accounting policies.

The Audit Committee confirmed that the independent auditors were satisfied with the positions taken by management in the presentation of our financial results and our registered public accounting firm confirmed that there were no matters regarding our internal controls requiring communication to the Audit Committee under generally accepted auditing standards.  In March 2007, management and Reznick Group, P.C. reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2006 with the Audit Committee, together with our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion included among other things:

•                  critical accounting policies and practices used in the preparation of our financial statements;

•                  any significant audit adjustments proposed by the independent registered public accounting firm;

•                  confirmation that there were no matters of significant disagreement between management and the independent registered public accounting firm during the audit; and

•                  other matters required to be discussed by Statements of Auditing Standards.

Based on the review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for fiscal 2006.

The Audit Committee has also discussed with Reznick Group, P.C. the matters required to be discussed by Statement on Auditing Standards No. 90 (Audit Committee Communications).  The Audit Committee has received the written disclosures and confirmation from Reznick Group, P.C. required by Independence Standards Board Standard No. 1, as modified or supplemented, and has discussed with Reznick Group, P.C. their independence.

Principal Accountant Fees and Services

Reznick Group, P.C., our independent registered public accounting firm since November 2003, performed professional services for us during 2005 and 2006.  The professional services provided by Reznick Group, P.C. and the fees billed for those services are set forth below.

Audit Fees.  The fees billed to us by Reznick Group, P.C. for the audit and review of our annual financial statements for the fiscal years ended December 31, 2005 and 2006 were $104,500 and $226,341, respectively.

Audit-Related Fees.  The aggregate fees billed to us by Reznick Group, P.C. for assurance and related services that were reasonably related to the audit or review of our financial statements for the fiscal years ended December 31, 2005 and 2006, and which are not included in the amounts disclosed above under the caption “Audit Fees,” were $6,685 and $50,665, respectively.  These fees result primarily from services rendered for the review of our registration statements filed with the SEC and responses to SEC comments and accounting consultation on proposed transactions.

Tax Fees.  The aggregate fees billed to us by Reznick Group, P.C. for tax services for the fiscal years ended December 31, 2005 and 2006 were $10,150 and $10,650, respectively.  The fees were for tax services related to federal, state and local tax preparation assistance, tax compliance and general tax consulting.

All Other Fees.  No other fees were billed to us by Reznick Group, P.C. for services other than those reported above under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal years ended December 31, 2005 and 2006.

The Audit Committee considered whether the provision of all services unrelated to the audit services are compatible with maintaining Reznick Group, P.C.’s independence in performing its audit services.

The Audit Committee pre-approves the engagement of our independent registered public accounting firm to render audit services to us.  The Audit Committee also pre-approves the provision by our independent registered public accounting firm of specific permitted non-audit services on a case-by-case basis.  The Audit Committee generally limits its pre-approval of non-audit services to a specified period of time and, for some services, to a maximum dollar amount.

Submitted by:	THE AUDIT COMMITTEE

Edson D. deCastro John Birdsong Martin E. Maleska

The material in this report will not be deemed filed with the SEC or will be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K/A filing and irrespective of any general incorporation language in such filings.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

1. and 2.  No financial statements or schedules are filed with this report on Form 10-K/A.

3.  Exhibits

The following exhibits are filed or furnished as part of this report on Form 10-K/A (or incorporated by reference to exhibits previously filed of furnished):

Exhibit No.	Description
3.1(p)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(a)	Amended and Restated Bylaws, as currently in effect.
3.3(e)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, as filed in Delaware on September 13, 2006
4.1(a)	Form of Common Stock certificate.
4.2(b)**	2006 Equity Incentive Plan
10.9(a)**	1996 Stock Plan
10.90(c)	Form of warrant issued in connection with the conversion of VCampus preferred stock.
10.91(k)	Purchase Agreement dated March 23, 2004 for the $5.3 million private placement
10.92(k)	Form of Series A Senior Secured Convertible Note issued on March 23, 2004
10.93(k)	Form of Series B Senior Secured Convertible Note issued on March 23, 2004
10.94(k)	Form of Warrant issued on March 23, 2004 in connection with the $5.3 million private placement
10.95(k)	Registration Rights Agreement dated March 23, 2004 entered into in connection with the $5.3 million private placement
10.96(k)	Security Agreement dated March 23, 2004 entered into in connection with the $5.3 million private placement
10.97(d)*	Content Client License Agreement between VCampus and Net Dimensions Limited dated February 24, 2004
10.98(d)	Settlement Agreement and Release between VCampus and Park University dated May 3, 2004
10.99(g)	VCampus’ standard form of Online Content Conversion and Distribution Agreement (also known as the form of Select Partner Agreement)
10.100(g)	Form of Subscription Agreement, dated March 30, 2005, between VCampus and each of the Purchasers
10.101(g)	Registration Rights Agreement, dated March 30, 2005, among VCampus and the Purchasers.
10.102(g)	Form of Warrant issued by VCampus to each of the Purchasers on March 30, 2005.

10.103(h)	Form of Subscription Agreement for December 2005 financing
10.104(h)	Form of Warrant for December 2005 financing
10.105(h)	Registration Rights Agreement for December 2005 financing
10.106(h)	Certificate of Designations of the Series A-1 Convertible Preferred Stock
10.107(i)**	Employment Agreement with Narasimhan P. Kannan dated December 30, 2005.
10.109(j)	Amendment to Certificate of Designations of the Series A-1 Convertible Preferred Stock
10.110(j)	Certificate of Designations of the Series B-1 Convertible Preferred Stock
10.111(j)	Form of Subscription Agreement for the Series B-1 Preferred Stock financing
10.112(j)	Registration Rights Agreement for the Series B-1 Preferred Stock financing
10.113(j)	Form of Warrant issued in the Series B-1 Preferred Stock financing
10.114(j)*	Agreements representing the registrant’s renewal of its subcontract to continue performing services for the Department of Veterans’ Affairs.
10.115(l)	Acquisition and Reorganization Agreement dated April 11, 2006 between Prosoft Learning Corporation, ComputerPREP, Inc., and VCampus Corporation
10.116(l)	Letter Agreement dated April 11, 2006 regarding Reorganization and Acquisition of Capital Stock of Prosoft Learning Corporation
10.117(l)	Transition Services Agreement dated April 10, 2006 between Prosoft Learning Corporation and Benjamin M. Fink
10.118(m)	Securities Purchase Agreement for September 2006 Financing
10.119(m)	Registration Rights Agreement for September 2006 Financing
10.120(m)	Form of Warrant issued in the September 2006 Financing
10.121(m)	Form of Senior Secured Convertible Note issued in the September 2006 Financing
10.122(m)	Security Agreement for the September 2006 Financing
10.123(n)**	Amended and Restated Employment Agreement with Christopher L. Nelson dated effective as of October 1, 2006
10.124(o)	Amended and Restated Certificate of Designation of the Series B-1 Preferred Stock dated October 31, 2006
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.
32.2***	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.
99.7(f)	Audit Committee Charter.

*                    The registrant has requested and/or received confidential treatment with respect to certain portions of this exhibit.  Such portions have been omitted from this exhibit and have been filed separately with the SEC.

**             Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

***      Filed herewith.

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

Date: April 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Narasimhan P. Kannan	Chairman and Chief Executive Officer	April 26, 2007
Narasimhan P. Kannan	(Principal Executive Officer)

/s/ Christopher L. Nelson	Chief Financial Officer	April 26, 2007
Christopher L. Nelson	(Principal Financial and Accounting Officer)

/s/ Edson D. deCastro	Director	April 26, 2007
Edson D. deCastro

/s/ Martin E. Maleska	Director	April 26, 2007
Martin E. Maleska

/s/ John Birdsong	Director	April 26, 2007
John Birdsong