Form 10-Q
period 2007-03-31
VCAMPUS CORP
filed 2007-05-15
CIK 943742

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

www.vcampus.com

(website)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                                     Accelerated filer   ☐                                     Non accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	11,258,756 shares
(Class)	(Outstanding at May 11, 2007)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Revenues:
Certification related revenues	$173,182	$1,741,384
Learning portal revenues	907,075	550,061
Development and other revenues	196,945	312,889
Net revenues	1,277,202	2,604,334
Costs and expenses:
Cost of revenues	413,094	761,027
Sales and marketing	380,879	955,324
Product development and operations	674,696	679,898
General and administrative	484,800	958,704
Sales and use tax assessment	400,000	—
Depreciation and amortization	406,184	369,614
Stock-based compensation	229,637	154,153
Total costs and expenses	2,989,290	3,878,720
Loss from operations	(1,712,088)	(1,274,386)
Interest expense, net	(129,600)	(504,303)
Net loss	$(1,841,688)	$(1,778,689)
Dividends to preferred stockholders	(65,705)	(155,568)
Net loss attributable to common stockholders	$(1,907,393)	$(1,934,257)
Net loss per share, basic	$(0.20)	$(0.18)
Net loss per share — assuming dilution	$(0.20)	$(0.18)

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$539,105	$184,319
Accounts receivable, less allowance of $70,000 and $40,000 at December 31, 2006 and March 31, 2007, respectively	686,360	742,868
Prepaid expenses and other current assets	832,053	655,107
Total current assets	2,057,518	1,582,294
Property and equipment, net	325,741	281,401
Capitalized software costs and courseware development costs, net	223,965	46,015
Other assets	326,632	246,750
Other intangible assets, net	1,399,525	1,253,508
Goodwill	842,186	842,186
Total assets	$5,175,567	4,252,154

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,223,058	$1,569,135
Accrued expenses	907,576	1,093,887
Notes payable	266,050	1,105,164
Note payable to related party	—	53,246
Accrued sales and use tax liability	400,000	400,000
Capital lease obligation	26,873	27,396
Deferred revenues	544,630	271,471
Accrued dividends payable to preferred stockholders	156,844	254,929
Total current liabilities	3,525,031	4,775,228

Long-term liabilities:
Notes payable—less discount and current portion	2,317,968	1,949,440
Capital lease obligation — net of current portion	31,550	24,488
Total liabilities	5,874,549	6,749,156

Commitments and contingencies:	—	—

Stockholders’ equity (deficit):
Series A-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $2,356,859 and $2,159,234; 5,000 shares authorized; 2,299 and 2,089 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	23	21
Series B-1 convertible Preferred Stock, $0.01 par value per share; aggregate liquidation preference of $4,030,042; 5,000 shares authorized; 2,484 and 2,484 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	25	25
Common Stock, $0.01 par value per share; 50,000,000 shares authorized; 10,225,424 and 10,925,424 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	102,254	109,254
Additional paid-in capital	114,874,543	115,021,698
Accumulated deficit	(115,664,417)	(117,598,673)
Accumulated other comprehensive loss	(11,410)	(29,327)
Total stockholders’ equity (deficit)	(698,982)	(2,497,002)
Total liabilities and stockholders’ equity (deficit)	$5,175,567	$4,252,154

See accompanying notes.

VCAMPUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Operating activities
Net loss	$(1,841,688)	$(1,778,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69,690	45,647
Amortization	230,675	263,967
Impairment of capitalized software and courseware development costs	105,819	60,000
Debt discount and deferred financing costs amortization	116,513	380,374
Stock option and warrant compensation	229,637	154,153
Decrease in allowance for doubtful accounts	—	(30,245)
Changes in operating assets and liabilities:
Accounts receivable	(163,353)	(26,263)
Prepaid expenses and other current assets	4,171	67,167
Other assets	—	79,882
Accounts payable and accrued expenses	128,545	535,634
Deferred revenues	(242,404)	(273,159)
Net cash used in operating activities	(1,362,395)	(521,532)
Investing activities
Purchases of property and equipment	(51,019)	(1,307)
Capitalized software and courseware development costs	(13,025)	—
Proceeds from loans receivable from related party	15,586	—
Interest on loans receivable from related party	(134)	—
Net cash used in investing activities	(48,592)	(1,307)
Financing activities
Proceeds from the issuance of Series B-1 convertible Preferred Stock, net of offering costs	2,230,000	—
Proceeds from note payable to related party	—	50,000
Proceeds from bridge notes payable	—	330,000
Payment of dividends	—	(57,482)
Repayments of capital lease obligation	—	(6,539)
Repayments of notes payable	(98,957)	(130,009)
Net cash provided by financing activities	2,131,043	185,970
Net effect of exchange rate changes on cash and cash equivalents	—	(17,917)
Net increase in cash and cash equivalents	720,056	(354,786)
Cash and cash equivalents at the beginning of the period	2,488,159	539,105
Cash and cash equivalents at the end of the period	$3,208,215	$184,319
Supplemental cash flow information
Interest paid	$27,708	$19,909

See accompanying notes.

VCAMPUS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Nature of Business

VCampus Corporation or the Company develops courseware and manages and hosts Internet-based learning environments for professional credentialing and certification organizations, corporations, government agencies, and associations. The Company’s services cover a broad range of e-Learning programs, from registration, enrollment and course delivery to custom course development, e-commerce and publishing, as well as tracking of students’ progress, reporting of results and production of certificates of completion.

The Company was incorporated in Virginia in 1984 and reincorporated in Delaware in 1985, and is a C corporation for tax purposes.

On June 12, 2006, the Company completed the acquisition of Prosoft Learning Corporation or Prosoft pursuant to the Acquisition and Reorganization Agreement dated as of April 11, 2006.

Note B — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2005 and 2006 and for each of the three years in the period ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2007.

Current Operating Conditions and Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As described more fully below, certain significant factors raise substantial doubt about the Company’s ability to continue to operate as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. A significant portion of the Company’s assets consist of intangibles related to courseware, customer relationships and goodwill, all of which are primarily related to the Prosoft acquisition. Should the Company be unable to continue as a going concern, the amount at which these assets might be recovered in a forced sale could be significantly less than the amounts at which they are recorded in the accompanying balance sheet. As of March 31, 2007, the Company had a $3.20 million working capital deficiency and has sustained recurring losses from operations.  From inception, the Company has met its liquidity and capital expenditure needs primarily through the proceeds from sales of common stock, preferred stock and convertible debt in both public and private offerings, and to a lesser extent from borrowings.

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

Management’s Plans to Address Operating Conditions

Management’s plans to address these conditions consist of the following:

•                  Raise up to $6 million or more in additional capital before the end of the third quarter of 2007, including a bridge loan or first tranche in the next 45 days. With the current demands on the Company’s cash based on the operating conditions discussed above, the Company must raise capital in the short term to continue operations and meet its obligations. The Company is currently engaged in ongoing discussions with existing and new investors who have expressed an interest in, among other things, funding the international expansion opportunities for the Company’s certification products.

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

The Company’s future capital requirements will depend on many factors, including, but not limited to, the risk that the Company’s operating cash flow, combined with proceeds from any future financings, will be sufficient to meet substantial principal, interest and dividend payment obligations and the timing and the acceleration of any debt repayments that might arise as a result of certain alleged defaults. Among the operating factors influencing these capital requirements are the costs associated with the continuing integration of the Prosoft acquisition, the cost associated with the conversion of Prosoft’s course material to an online format, acceptance of and demand for products and services, market demand for technology upgrades and the types of arrangements that the Company may enter into with customers and agents

Sales and Use Tax Issue with the Commonwealth of Virginia

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The Company remeasures the monetary assets and liabilities of its foreign subsidiaries, which are maintained in the local currency ledgers, at the rates of exchange in effect at month end. Revenues and expenses recorded in the local currency during the period are translated using average exchange rates for each month. Non-monetary assets and liabilities are translated using historical rates. Resulting adjustments from the remeasurement process are included in other income (expense) in the accompanying consolidated statements of operations.

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

Due to lower-than-expected revenues on six courses, the Company recorded an impairment charge totaling $60,000 during the quarter ended March 31, 2007 to reduce the carrying value of those courses to their anticipated recoverable amount. The impairment charge was included as a component of amortization expense in the consolidated statement of operations for the quarter ended March 31, 2007.

During the quarter ended March 31, 2006, the Company wrote off $105,819 in unamortized capitalized software and courseware development costs for a total of two courses, as a result of impairment analyses conducted by the Company in connection with the review of its quarterly financial statements.  The write-off was included as a component of expense in the consolidated statement of operations for the quarter ended March 31, 2006.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We adopted FIN 48 for the fiscal year beginning January 1, 2007. We do not believe we have any unrecognized tax benefits and we do not believe there will be any material effect on our financial condition or results of operations as a result of implementing FIN 48.

Basic and Diluted Net Income per Common Share

Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following schedule presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2006	2007
	(unaudited)
Numerator:
Net loss available to common stockholders	$(1,907,393)	$(1,934,257)
Denominator:
Denominator for basic earnings per share — weighted-average shares	9,613,712	10,557,646
Denominator for diluted earnings per share — adjusted weighted-average shares	9,613,712	10,557,646
Basic net loss per share	$(0.20)	$(0.18)
Diluted net loss per share	$(0.20)	$(0.18)

Reclassifications

Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. The Company is currently evaluating the impact of the provisions of SFAS 159 on its consolidated financial statements.

Note C — Acquisition of Prosoft Learning Corporation

On June 12, 2006, the Company completed the acquisition of Prosoft pursuant to the Acquisition and Reorganization Agreement dated as of April 11, 2006.  Pursuant to the Acquisition and Reorganization Agreement, the Company acquired all of the outstanding common stock for $1,394,722 in cash and $120,225 in promissory notes maturing in July 2007. The effective purchase price of Prosoft before transaction costs was $1,425,380, net of Prosoft’s June 12, 2006 cash balance of $89,566.  The Company has included the financial results of Prosoft in its consolidated financial statements beginning June 12, 2006.

Of the total purchase price, $1,554,000 has been allocated to definite-lived intangible assets acquired.  Definite-lived intangible of $1,554,000 consist of  developed content of $1,129,000, the value assigned to Prosoft’s customer relationships of $178,000 and the value assigned to Prosoft’s trade names of $247,000.Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired.  The Company allocated $842,186 to goodwill which is not deductible for tax purposes.

Note D — Bridge Financing

In February 2007, the Company raised $380,000 for working capital through the issuance of short-term promissory notes to three accredited investors.  The notes bear interest at 10% and mature on the earlier of June 30, 2007 or within three days of the date that the Company receives its annual customer pre-payment under its subcontract for providing services to the Department of Veterans’ Affairs.  As required by the outside lenders, Nat Kannan, VCampus’ Chairman and CEO, participated in the financing by investing $50,000 of his own funds on the same terms as the outside lenders (except he waived the default penalties that are provided to the outside lenders). The Company received the pre- payment from the Department of Veterans’ Affairs in April 2007 and repaid the short-term promissory notes in full.

Note E — Equity Transactions

During the quarter ended March 31, 2007, the Company issued 700,000 shares of common stock upon voluntary conversions of 210 shares of Series A-1 Preferred Stock at $0.30 per share. The investor’s shares of Series A-1 Preferred Stock were issued at a price of $1,000 per share.

Note F — Goodwill and Other Intangible Assets

The carrying amounts of goodwill and intangible assets as of December 31, 2006 and March 31, 2007 are as follows:

	December 31, 2006	March 31, 2007 (unaudited)
Goodwill	$842,186	$842,186

Developed content	$1,652,800	$1,652,800
Trademarks and names	1,151,720	1,151,720
Customer base	482,820	482,820
Subtotal	3,287,340	3,287,340
Less accumulated amortization	(1,887,815)	(2,033,832)
Other intangible assets, net	$1,399,525	$1,253,508

Intangible assets from acquisitions are amortized on a straight-line basis over an estimated useful life of three years. Amortization expense related to intangible assets totaled approximately $28,000 and $146,000 for the three months ended March 31, 2006 and 2007, respectively. Amortization expense related to intangible assets for the years ended December 31, 2007, 2008 and 2009 is expected to be approximately $569,000, $562,000 and $269,000, respectively.

Note G — Commitments and Contingencies

Alleged Defaults on Secured Convertible Notes

In February 2006, the holders of a majority of the Company’s Series A and Series B secured convertible notes issued in March 2004 notified the Company that they believe an event of default exists under the notes based on the Company’s failure to acknowledge their alleged right to have the conversion price on their notes reduced from $1.63 per share to $0.30 per share, which is the lowest potential reset conversion price for the Series A-1 Preferred Stock the Company issued to other investors in the December 2005 financing. The Company disputes the claims made by the note holders for a number of reasons, including the fact that their antidilution rights expired, pursuant to the express terms of the notes and warrants, prior to the price reset date on March 31, 2006, and hence they expired prior to the happening of the alleged event or contingency that might otherwise trigger their rights. Consequently, the Company believes the note holders’ allegations are without merit.

In March 2007, the holders of the September 2006 convertible notes notified the Company that they believe that grounds exist for declaring multiple defaults under their notes based on, among other things, non-payment of interest to date and the issuance of short-term promissory notes in February 2007.  The Company believes these claims are without merit.  If the Company is unable to resolve these issues and in the event either or both groups of note holders were successful in pursuing their claims, they would thereafter be entitled to formally declare a default and immediately accelerate the entire amount of the indebtedness and pursue their rights as the senior secured creditors with respect to the Company’s assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings, and including, in particular, doubts about our ability to continue as a going concern, the availability of sufficient capital to finance our business plan on terms satisfactory to management, risks relating to dependence on strategic partners and third party relationships, risks associated with acquisitions, dependence on online distribution, security risks, government regulations and competition.

Current Operating Conditions and Basis of Presentation

The consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As described more fully below, certain significant factors raise substantial doubt about the Company’s ability to continue to operate as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. A significant portion of the Company’s assets consist of intangibles related to courseware, customer relationships and goodwill, all of which are primarily related to the Prosoft acquisition. Should the Company be unable to continue as a going concern, the amount at which these assets might be recovered in a forced sale could be significantly less than the amounts at which they are recorded in the accompanying balance sheet. As of March 31, 2007, the Company had a $3.20 million working capital deficiency and has sustained recurring losses from operations.  From inception, the Company has met its liquidity and capital expenditure needs primarily through the proceeds from sales of common stock, preferred stock and convertible debt in both public and private offerings, and to a lesser extent from borrowings.

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

Management’s Plans to Address Operating Conditions

Management’s plans to address these conditions consist of the following:

•                  Raise up to $6 million or more in additional capital before the end of the third quarter of 2007, including a bridge loan or first tranche in the next 45 days. With the current demands on the Company’s cash based on the operating conditions discussed above, the Company must raise capital in the short term to continue operations and meet its obligations. The Company is currently engaged in ongoing discussions with existing and new investors who have expressed an interest in, among other things, funding the international expansion opportunities for the Company’s certification products.

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

Reclassification of Revenues

This report includes consolidated financial statements for the quarter ended March 31, 2007 reflecting a different classification of certain revenues from classifications previously presented. Management determined that this reclassification was appropriate to provide a more meaningful presentation of the Company’s performance following our acquisition of Prosoft Learning Corporation in June 2006. The classification for prior period comparisons has likewise been revised to conform to the current period classifications.  This reclassification does not cause total revenues reported herein for the quarter ended March 31, 2006 to vary from what had previously been reported, and has no impact on our current or previously reported assets, liabilities or net loss. Management continues to view the Company as one operating segment.

Overview

Our revenues are derived from three primary sources:

•             Certification-related revenues

•             Learning portal revenues

•             Development and other revenue

Certification-related revenues are derived from sales of online courses (online tuition) and sales of course materials to certification candidates and from distribution of such materials through education partners.  Learning portal revenues are derived from sales of online courses to our government, corporate and higher education customers.  Development and other revenues consist primarily of fees paid to us for developing and converting courseware for customers.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. During the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions including those related to revenue recognition, bad debts, fixed assets, long-lived assets, including purchase accounting and goodwill and capitalized software and courseware development costs. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact may be material to our consolidated financial statements. Our critical accounting policies and significant judgments have been discussed with the audit committee or our board of directors.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. The Company is currently evaluating the impact of the provisions of SFAS 159 on its consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Summary

For the three months ended March 31, 2007, we incurred a net loss to common stockholders of $1,934,257 (or $0.18 per share) compared to a net loss to common stockholders of $1,907,393 (or $0.20 per share) for the three months ended March 31, 2006. The net loss for the three months ended March 31, 2007 includes $154,153 of stock-based compensation, $380,374 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 and September 2006 private placements and dividends to preferred stockholders of $155,568.  The net loss for the three months ended March 31, 2006 includes $229,637 of stock-based compensation, $400,000 of accrued but unpaid expenses in connection with a state sales and use tax assessment, $116,513 of non-cash amortization of debt discount and deferred debt offering costs incurred in connection with our March 2004 private placement and dividends to preferred stockholders of $65,705.

The following table sets forth unaudited selected financial data:

	For the Three Months Ended March 31,
	2006		2007
Revenues	$1,277,202	100.0%	$2,604,334	100.0%
Cost of revenues	413,094	32.4	761,027	29.2
Sales and marketing	380,879	29.8	955,324	36.7
Product development and operations	674,696	52.8	679,898	26.1
General and administrative	484,800	38.0	958,704	36.8
Sales and use tax assessment	400,000	31.3	—	0.0
Depreciation and amortization	406,184	31.8	369,614	14.2
Stock-based compensation	229,637	18.0	154,153	5.9
Loss from operations	(1,712,088)	(134.1)	(1,274,386)	(48.9)
Interest expense, net	(129,600)	(10.1)	(504,303)	(19.4)
Net loss	(1,841,688)	(144.2)	(1,778,689)	(68.3)
Dividends to preferred stockholders	(65,705)	(5.1)	(155,568)	(6.0)
Net loss to common stockholders	$(1,907,393)	(149.3)%	$(1,934,257)	(74.3)%

A detail of our total net revenues by classification is as follows:

	For the Three Months Ended March 31,
	2006		2007
Certification-related revenues	$173,182	13.6%	$1,741,384	66.9%
Learning portal revenues	907,075	71.0	550,061	21.1
Development and other revenues	196,945	15.4	312,889	12.0
Total net revenues	$1,277,202	100.0%	$2,604,334	100.0%

Certification-related revenues increased to $1,741,384 for the three months ended March 31, 2007, compared to $173,182 for the same period in 2006.  The increase is primarily due to $1,601,016 of revenues derived from Prosoft customers in the 2007 period following its acquisition by VCampus in June 2006.

Learning portal revenues decreased 60.6% to $550,061 for the three months ended March 31, 2007, compared to $907,075 for the same period in 2006.  The decrease is primarily due to a $346,000 reduction in online tuition revenues from our corporate clients, mainly as a result of discontinued course usage by one of our largest corporate clients.

Development and other revenues increased 58.9% to $312.889 for the three months ended March 31, 2007, compared to $196,945 for the 2006 period.  The increase is primarily due to large courseware orders from a Select Partner and increased development services revenues under our renewed contract with the Department of Veterans’ Affairs.

Cost of Revenues

Cost of revenues increased 84.2% to $761,027 in the first quarter of 2007 as compared to $413,094 for the first quarter of 2006. The increase is primarily due a $331,000 increase in cost of certification-related revenues as a result of the June 2006 Prosoft acquisition and $37,000 increase in development costs as a result of the increased development revenues, offset by a $86,000 decrease in learning portal royalty costs primarily as a result of the decrease in corporate online tuition revenues.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased 150.8% to $955,324 for the three months ended March 31, 2007 as compared to $380,879 for the first quarter of 2006.  Sales and marketing expenses for the first quarter of 2007 include $644,000 of Prosoft-related expenses for which there was no corresponding expense in our 2006 results of operations. The increase due to Prosoft costs was partially offset by a reduction in headcount and related costs and a decrease in out-of-pocket costs in sales and marketing in the first quarter of 2007 as we continued integrating our sales and marketing activities as a result our combination with Prosoft.

Product Development and Operations.  Product development and operations expenses were essentially unchanged at $679,898 in the first quarter of 2007 as compared to $674,696 for the first quarter of 2006.

General and Administrative. General and administrative expenses increased 97.8% to $958,704 in the first quarter of 2007 as compared to $484,800 for the first quarter of 2006.  The increase is primarily due to headcount related expenses, out-of-pocket costs and $313,000 of G&A expenses primarily attributable to general and administrative costs related to our Phoenix, Arizona and Limerick, Ireland locations, following our combination with Prosoft, none of which are included in our 2006 results of operations.  Part of the change was also due to a $164,000 first quarter 2007 increase in audit expenses from the same period in 2006.  For the 2007 period, we included the prior year audit costs, increased due to the Prosoft acquisition, and accruals for the current year audit costs.  Those increases were offset by a $70,000 reduction for executive salaries allocated to other operating expense categories where those executives devoted a portion of their time during the 2007 quarter.

Depreciation and Amortization.  Depreciation and amortization decreased 9.0% to $369,614 in the first quarter of 2007 as compared to $406,184 for the first quarter of 2006.  The decrease is primarily due to $106,000 additional amortization expense recorded in first quarter of 2006 as compared $60,000 additional amortization expense in the first quarter of 2007 as a result of an impairment analysis (see Note B to our Notes to financial statements included in this report). The 2007 first quarter also included an increased expense of  $130,000 in Prosoft acquisition-related intangible amortization which did not exist in 2006, offset by $85,000 reduction in capitalized software amortization and $24,000 reduction in asset depreciation from the corresponding 2006 first quarter.

Stock-based Compensation.  Stock-based compensation expense decreased 32.9% to $154,153 in the first quarter of 2007 as compared to $229,637 for the first quarter of 2006.  Compensation for both periods were calculated using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all (a) share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  The decrease is primarily due to older higher valued options, included in the 2006 calculation, dropping from the 2007 calculation and being replaced lower valued options issued when the company common share value was lower.

Interest Expense.  Interest expense for the three months ended March 31, 2007 increased 289.1% to $504,303 compared to $129,600 for the three months ended March 31, 2006.  Interest expense primarily consists of amortization of debt discount and deferred debt offering costs and accrual of interest payable related to the $3,649,625 (as reduced to $890,609 following mandatory and voluntary conversions and principal and interest repayments through March 31, 2007) and $3,000,000 of convertible promissory notes issued in March 2004 and September 2006, respectively and the February 2007 bridge financing (see note D).  The increase in interest expense between the two periods is primarily attributable to $380,000 of first quarter 2007 amortized debt discount and deferred debt offering costs compared to $117,000 in such costs in 2006.

Liquidity and Capital Resources

At March 31, 2007, we had $184,319 in cash and cash equivalents, a decrease of $354,786 as compared to $539,105 at December 31, 2006.  The decrease in the first quarter is principally due to net cash used, $521,532, in operating activity for the three months ended March 31, 2007.  Net cash utilized in operating activities for the same period in 2006 was $1,362,395.  The decrease in cash utilized in operating activities was primarily due to a $62,999 decrease in our net loss and a $263,861 increase in debt discount and deferred financing cost amortization in the first quarter of 2007 as compared to the first quarter of 2006 and a net increase of $509,371 for changes in accounts receivable and accounts payable and accrued expenses operating accounts for the quarter ended March 31, 2007 as compared to a net decrease of $34,808 for those accounts in the quarter ended March 31, 2006.

Cash utilized in investing activities was $1,307 for the three months ending March 31, 2007 compared to $48,592 for the three months ended March 31, 2006.  The decrease of cash for investing activities in 2007 is primarily attributable the reduction in property and equipment purchases $1,307 as compared to $51,019 in 2006, and to a lesser extent, elimination of capitalized software and courseware development costs as compared to $13,025 in 2006.  The decrease in cash utilized in capitalized software and courseware development costs in the 2007 period compared to the 2006 period is a result of some of our Select Partners paying us to develop courses.

Net cash provided by financing activities was $185,970 for the three months ended March 31, 2007 compared to $2,131,043 for the three months ended March 31, 2005.  In February 2007, the Company issued $380,000 in short term working capital notes to accredited investors including $50,000 to a related party.  The notes bear interest at an annual rate of 10% plus a 5% origination fee due and payable, along with principal, upon receipt of a large payment on a governmental customer contract but, in any event, no later than June 30, 2007.  The Company received the contract payment in April 2007 and thereafter repaid the short term notes in full.  In March 2006, the Company completed a private placement of Series B-1 convertible Preferred Stock.  Under the terms of this financing, the Company raised $2,300,000 in gross proceeds through the issuance of 2,300 shares of Series B-1 convertible Preferred Stock at a purchase price of $1,000 per share to two accredited investors.  Under the terms of this financing, the Company also issued ten-year warrants to purchase 1,000,000 shares of common stock to the same accredited investors at an exercise price per share equal to the then applicable conversion price of the Series B-1 Preferred Stock.    We are obligated to pay cash dividends to our Series B-1 Preferred Stockholders so long as the Series B-1 Preferred Stock is outstanding.  Cash dividends are due quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6.48% of the net sales proceeds from two Prosoft courses.  Series B-1 Preferred Stockholders have agreed to accept their cash dividends in the form of additional shares of Series B-1 Preferred Stock for the period beginning April 1, 2006 and ending June 30, 2007.  In exchange for the right to pay the Series B-1 dividends in stock for the periods indicated above, in October 2006, we agreed to modify the conversion price applicable to the shares of Series B-1 Preferred Stock and the exercise price applicable to the related warrants.  We also agreed to issue to the Series B-1 investors additional warrants to purchase a total of 450,000 shares of common stock at an exercise price equal to the conversion price applicable to the Series B-1 Preferred Stock.  The modified conversion price for the Series B-1 Preferred Stock is the sum of $0.37 per share plus 2% of the amount, if any, by which the closing sale price of the common stock on the date of conversion exceeds $0.37.  As part of the repricing transaction, the shares of Series B-1 Preferred Stock and the related warrants can thereafter be immediately exercised or converted into common stock at any time in the discretion of the holder.  As of the date hereof, there is approximately $2.5 million of Series B-1 Preferred Stock outstanding.

In September 2006 we completed a $3.0 million private placement of convertible notes and warrants. Under the terms of this financing we issued a Senior Secured Convertible Note to the investor for $3.0 million.  The Note bears interest at 10% per annum and matures 30 months from the date of issuance.  We must begin making monthly installment payments of principal and accrued interest beginning in August 2007.  The indebtedness represented by the Note is secured by a blanket lien on substantially all of our assets and our subsidiary Prosoft Learning Corporation.  The new indebtedness is senior to all of our existing indebtedness except for the remaining senior indebtedness of approximately $900,000 owed to SIAR Capital and the other holders of notes issued in our March 2004 financing.  The indebtedness due under the Note can be accelerated upon a change of control or following an event of default, which includes customary events such as nonpayment of interest, failure to satisfy SEC registration obligations and breach of restrictive covenants.  We may prepay or redeem the Note at any time upon repayment of 120% of the outstanding principal and accrued interest. The Note is convertible, at the election of the investor, into shares of our common stock at $0.30 per share.  The Note was issued at 94% of par, resulting in gross proceeds to us (before deduction of placement agent fees and other transaction-related expenses) of $2.82 million.   As an additional inducement to the investor, we also issued a 5-year warrant to the investor to purchase up to 2,500,000 shares of common stock at $0.30 per share.  We agreed to file, and have filed and had declared effective, a registration statement with the SEC to cover the resale of the shares of common stock issuable upon conversion of the Note and exercise of the warrants issued in the financing.  We paid the placement agent for the financing a fee of 7% of the gross cash proceeds received by us in the financing, together with a warrant to purchase 940,000 shares of common stock at $0.30 per share.  Pursuant to antidilution protection provisions applicable to the investors in our Series A-1 preferred stock financing closed in December 2005, the conversion price for the Series A-1 preferred stock and the exercise price of the related warrants issued in connection therewith automatically adjusted to $0.30 per share upon completion of the September 2006 Financing.  The securities issued in the this financing likewise have antidilution protection that would cause the conversion price or exercise price of such securities to automatically adjust to any lower price applicable to a future financing of VCampus.   The transaction documents for the financing limit the investor’s beneficial ownership of VCampus to no more than 4.99% at any given time, subject to the investor’s waiver of such restrictive covenant upon giving at least 61 days’ notice to us.

We have incurred significant losses since inception and had an accumulated deficit of $117 million as of March 31, 2007. We expect negative cash flow from operations to continue until the revenue streams mature. Our plans to address these conditions are to increase sales of current and future products, including those from Prosoft, and obtain additional financing.  We have also instituted cost cutting measures and operate under an approved budget which is closely monitored.  If additional capital is not obtained and revenues do not increase significantly in the near future, we would have to institute significant cost cutting measures in order to sustain the business and such cost cutting could impair our ability to continue as a going concern.  Management is committed to continuing to reduce expenses to the extent possible while still allowing for sufficient resources to meet projected sales levels.   If cash flows of the combined companies do not meet management expectations, then our operations would be materially adversely affected and the company may be unable to continue as a going concern.

We have an obligation to repay principal and interest under our March 2004 convertible notes that began in July 2005.  The total outstanding principal remaining under these convertible notes as of March 31, 2007 amounted to $890,609.  Cash payments for principal under these notes are approximately $99,000 per quarter through the maturity date in April 2009, unless such notes are sooner converted to common stock or restructured.  Initial cash payments for interest under these notes were approximately $36,000 per quarter beginning July 1, 2005 and have gradually been decreasing as the principal is paid down (i.e., $19,791 for the most recent installment).  In February 2006, holders of a majority of these notes notified us that they believe an event of default exists under the notes based on our failure to acknowledge their alleged right to have the conversion price on their notes reduced from $1.63 per share to $0.50 per share, which is the lowest potential reset conversion price for the Series A-1 Preferred Stock we issued to other investors in the December 2005 financing.  We believe the note holders’ allegations are without merit.  The note holders could also claim we are in default based on our granting of a subordinate lien on our assets in favor of the September 2006 note investors.  In addition, in March 2007, the holders of the September 2006 convertible notes notified us that they believe that grounds exist for declaring multiple defaults under their notes based on, among other things, non-payment of interest to date and our securing of $380,000 of working capital financing in February 2007.  Although we believe these claims are without merit, we are negotiating with the note holders in an effort to resolve these issues.  If we are unable to resolve these issues and in the event either or both groups of note holders were successful in pursuing their claims, they would thereafter be entitled to formally declare a default and immediately accelerate the entire amount of the indebtedness and pursue their rights as the senior secured creditors with respect to our assets. In the event of default, the interest rate on the notes would automatically be adjusted from 8% to 13% per year, in the case of the March 2004 notes, and from 8% to 12% in the case of the September 2006 notes. We do not currently have cash resources available to repay the principal on these notes.

We are obligated to pay a quarterly cash dividend at an annual rate of 10% on the Series A-1 Preferred Stock so long as it is outstanding.  Based on the 2,089 shares of Series A-1 Preferred Stock that remain outstanding through the date of this report, we are obligated to pay $209,000 per year in cash dividends to our Series A-1 Preferred Stockholders.  In accordance with Delaware law, we are currently accruing this obligation but are not authorized to make payment in cash until our balance sheet improves.

We are obligated to pay cash dividends to our Series B-1 Preferred Stockholders so long as the Series B-1 Preferred Stock is outstanding.  Cash dividends are due quarterly at the greater of:  (a) an annual rate of 16%, or (b) 6.48% of the net sales proceeds from two Prosoft courses. Series B-1 Preferred Stockholders have agreed to accept their cash dividends in the form of additional shares of Series B-1 Preferred Stock for the period beginning April 1, 2006 and ending June 30, 2007. In exchange for the right to pay the Series B-1 dividends in stock for the periods above, in October 2006, we agreed to modify the conversion price applicable to the shares of Series B-1 Preferred Stock and the exercise price applicable to the related warrants.  We also agreed to issue to the Series B-1 investors additional warrants to purchase a total of 450,000 shares of common stock at an exercise price equal to the conversion price applicable to the Series B-1 Preferred Stock.  The modified conversion price for the Series B-1 Preferred Stock is the sum of $0.37 per share plus 2% of the amount, if any, by which the closing sale price of the common stock on the date of conversion exceeds $0.37.  As part of the repricing transaction, the shares of Series B-1 Preferred Stock and the related warrants can thereafter be immediately exercised or converted into common stock at any time in the discretion of the holder.  As of the date hereof, there is approximately $2.5 million of Series B-1 Preferred Stock outstanding.

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

If we are not able to address our funding needs and repayment obligations or if we are not successful in defending against or settling the claims of default under our outstanding notes, we will be materially adversely affected. Our future capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for our products and services, including our CIW and CTP certifications and our Select Partner business model, capital requirements associated with acquisitions, market demands for technology upgrades, possible restructuring or early repayment of our indebtedness, the types of arrangements that we may enter into with customers and agents, and the extent to which the we invest in the conversion of our CIW and CTP certification courseware to an online format, along with Select Partner courseware development and new technology and research and development projects.  While we believe we have the ability to raise additional capital, our ability to raise capital in the near term is uncertain.  However, additional capital, if needed and available, may not have terms favorable to us or our current stockholders.

As of December 31, 2006, we had net operating loss carryforwards of approximately $75.6 million for federal income tax purposes, which will expire at various dates through 2025. Our ability to utilize all of our net operating loss and credit carryforwards may be limited by changes in ownership.  Specifically, management believes that deemed changes in ownership resulting from our recent equity financings will likely prevent us from using part or all of the net operating losses and credit carryforwards under the IRS change in ownership rules.  We have recognized a full valuation allowance against these deferred tax assets because we have determined that it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under the tax law to utilize the deferred tax assets.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates is currently very minimal and relates primarily to any investments we may hold at various times. When investing, our purchases consist of highly liquid investments with maturities at the date of purchase generally no greater than 90 days and rarely ever more than twelve months, thus, due to the short-term nature of such investments and our usual intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on our results of operations.  In addition, essentially all of our debt obligations are at fixed interest rates. Given the fixed rate nature of the debt, the impact of interest rate changes also would not have a material impact on our results of operations.   As a result of the Prosoft acquisition, we are currently exposed to currency translation risks.  While this risk was relatively immaterial in 2006, we expect to be exposed to a moderate and increasing level of currency translation risk in the future.  For the three months ended March 31, 2007, approximately 15% of our revenues were denominated in Euros, exposing us to translation risks for this currency.  An insignificant amount of revenue is currently denominated in pounds sterling and renmenbi, but this may become material in the future. We maintain no derivatives or other contracts to hedge or mitigate this risk.

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

As a result of the SEC’s deferral of the deadline for foreign and non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we are required to submit a management assessment report with our annual report on Form 10-K for fiscal year 2007 and an auditor’s report attesting to these internal controls with our annual report on Form 10-K for fiscal year 2008.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material changes from the legal proceedings as previously disclosed in our prior SEC filings.

Item 1A.  Risk Factors

There were no material changes from the risk factors as previously disclosed in our prior SEC filings

Item 2.  Unregistered Sales of Equity Securities

(a)       From January 1, 2007 to March 31, 2007, we issued the following unregistered securities:

700,000 shares of common stock to two existing investors upon voluntary conversions of 210 shares of Series A-1 convertible Preferred Stock at $0.30 per share.

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

Item 3.  Defaults Upon Senior Securities.

As of May 15, 2007, the Company expects to be in arrears for the payment of cash dividends to the holders of the Company’s Series A Preferred Stock in the amount of $52,234.  These dividends were due for the quarter ended March 31, 2007 and are payable no later than May 15, 2007.  In accordance with Delaware law, the Company has accrued but is not authorized to make payment of these dividends in cash until the Company’s balance sheet improves.

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

Date: May 15, 2007

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